Form 10-Q
period 1996-03-31
MILLS CORP
filed 1996-05-15
CIK 914713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-Q

     /X/            QUARTERLY REPORT PURSUANT TO SECTION 13
                                OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                         Commission file number 1-12994
                                                -------

                             THE MILLS CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                     52-1802283
             --------                                     ----------
   (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)


             3000 K Street, N.W., Suite 400, Washington, D.C. 20007
             ------------------------------------------------------
              (Address of principal executive offices - zip code)

                                 (202) 965-3600
                                 --------------
              (Registrant's telephone number, including area code)

                                      N/A
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                   No
   -------                   -------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
                     -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                       16,905,953 shares of Common Stock
                       $.01 par value as of May 14, 1996

                             THE MILLS CORPORATION
                                   FORM 10-Q
                                     INDEX

PART I.   FINANCIAL INFORMATION                                                                PAGE
                                                                                               ----
ITEM 1.   FINANCIAL STATEMENTS (unaudited)

Consolidated  balance sheets as of March 31,
1996 and December 31, 1995.                                                                      1

Consolidated statements of operations for
the three months ended March 31, 1996 and March 31, 1995.                                        2

Consolidated statements of cash flows for
the three months ended March 31, 1996 and  March 31, 1995.                                       3

Notes to the consolidated financial statements                                                   4


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       6

PART II.     OTHER INFORMATION
             -----------------

Item 1.  Legal Proceedings                                                                      11

Item 2.  Changes in Securities                                                                  11

Item 3.  Defaults Upon Senior Securities                                                        11

Item 4.  Submission of Matters to Vote of Security Holders                                      11

Item 5.  Other Information                                                                      11

Item 6.  Exhibits and Reports on Form 8-K                                                       11

Signatures                                                                                      12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE MILLS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                           March 31, 1996        December 31, 1995
                                                             (Unaudited)              (Note)
                                                           --------------         ----------------
ASSETS
Income producing property:
    Land and land improvements  . . . . . . . . .            $ 165,994                 $ 165,994
    Building and improvements   . . . . . . . . .              653,490                   652,706
    Furniture, fixtures and equipment   . . . . .               22,262                    21,943
    Less:  accumulated depreciation
        and amortization  . . . . . . . . . . . .             (159,808)                 (152,713)
                                                             ---------                 ---------
Total income producing property . . . . . . . . .              681,938                   687,930

Land held for investment and/or sale  . . . . . .                  974                     3,225
Real estate development in progress . . . . . . .               45,997                    36,282
Investment in partnerships  . . . . . . . . . . .               28,302                    14,115
                                                             ---------                 ---------
Total real estate and development assets  . . . .              757,211                   741,552

Cash and cash equivalents . . . . . . . . . . . .                2,632                    14,550
Restricted cash . . . . . . . . . . . . . . . . .               17,385                    19,354
Accounts receivable . . . . . . . . . . . . . . .               17,761                    17,274
Notes receivable  . . . . . . . . . . . . . . . .                7,277                     7,357
Deferred costs, net . . . . . . . . . . . . . . .               46,778                    49,596
Other assets  . . . . . . . . . . . . . . . . . .                6,863                     3,374
                                                             ---------                 ---------

TOTAL ASSETS  . . . . . . . . . . . . . . . . . .            $ 855,907                 $ 853,057
                                                             =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes, and loans payable . . . . . . .            $ 689,577                 $ 676,435
Accounts payable and other liabilities  . . . . .               41,463                    39,375
                                                             ---------                 ---------
Total liabilities . . . . . . . . . . . . . . . .              731,040                   715,810

Minority interest . . . . . . . . . . . . . . . .               61,356                    66,839

STOCKHOLDERS' EQUITY
    Common stock $.01 par value, authorized
    100,000,000 shares, issued and outstanding
    16,905,953 shares   . . . . . . . . . . . . .                  169                       169
    Additional paid-in capital  . . . . . . . . .              309,813                   309,813
    Accumulated deficit   . . . . . . . . . . . .             (246,471)                 (239,574)
                                                             ---------                 ---------
    Total stockholders' equity    . . . . . . . .               63,511                    70,408
                                                             ---------                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . .            $ 855,907                 $ 853,057
                                                             =========                 =========


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                 See accompanying notes to financial statements

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)
                                  (Unaudited)



                                                                 Three                  Three
                                                              months ended           months ended
                                                             March 31, 1996         March 31, 1995
                                                             --------------         --------------
RENTAL REVENUES:
    Minimum rent                                                 $22,898               $ 22,204
    Percentage rents                                               1,221                  1,055
    Recoveries from tenants                                       11,541                 10,832
    Other revenue                                                  1,261                    872
                                                            ------------            -----------
    Total rental revenues                                         36,921                 34,963

PROPERTY OPERATING COSTS:
    Recoverable from tenants                                      10,329                  9,397
    Other operating                                                1,708                    934
                                                            ------------            -----------
    Total property operating costs                                12,037                 10,331
                                                            ------------            -----------

PROPERTY OPERATING INCOME                                         24,884                 24,632

OTHER INCOME (EXPENSE):
    Fee income                                                       831                    323
    Interest income                                                  454                    582
    Interest expense                                             (11,589)               (10,781)
    General and administrative                                    (2,104)                (2,339)
    Depreciation and amortization                                (10,049)                (9,661)
    Other                                                          1,738                    (55)
                                                            ------------            -----------
                                                                 (20,719)               (21,931)
                                                            ------------            -----------

Income before extraordinary item and minority interest             4,165                  2,701

Extraordinary loss on debt extinguishment                           (830)                  (419)
                                                            ------------            -----------

Income before minority interest                                    3,335                  2,282

Minority interest                                                 (1,640)                (1,111)
                                                            -------------           -----------

Net income                                                  $      1,695            $     1,171
                                                            ============            ===========

Income per common share before extraordinary item           $       0.13            $      0.08
                                                            ============            ===========

Net income per common share                                 $       0.10            $      0.07
                                                            ============            ===========

Dividend declared per common share                          $     0.4725            $    0.4725
                                                            ============            ===========

Weighted average common shares outstanding                    16,905,953             16,905,953
                                                            ============            ===========

                 See accompanying notes to financial statements

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)





                                                                      Three               Three
                                                                   months ended         months ended
                                                                   March 31, 1996      March 31, 1995
                                                                   --------------      --------------
 OPERATING ACTIVITIES
 Income before minority interest                                       $3,335               $2,282
 Adjustments to reconcile income before minority interest to net cash provided by operating activities:
    Net accretion of note receivable                                     (175)                (177)
    Depreciation and amortization                                      10,999               10,610
    Provision for losses on accounts receivable                           176                   99
    Gain on land sales                                                 (1,709)                   -
    Extraordinary loss on debt extinguishment                             830                  419
    Other changes in assets and liabilities:
        (Increase) decrease in accounts receivable                       (524)               1,397
        (Increase) decrease in notes receivable                           255                  131
        (Increase) decrease in other assets                            (3,489)              (3,303)
        (Decrease) increase in accounts payable and other
            liabilities                                                 3,056                3,901
                                                                     --------            ---------
 Net cash provided by operating activities                             12,754               15,359

 INVESTING ACTIVITIES:
 Investment in real estate and development assets                     (26,666)             (10,528)
 Proceeds from sale of land                                             4,195                    -
 Deferred costs                                                        (1,448)              (2,574)
                                                                     --------            ---------
 Net cash used in investing activities                                (23,919)             (13,102)

 FINANCING ACTIVITIES
 Proceeds from mortgages, notes and loans payable                      16,000               45,554
 Repayments of mortgages, notes and loans payable                      (2,858)             (23,882)
 Funding (to) from affiliates                                            (289)               1,031
 Restricted cash                                                        1,969               (3,561)
 Dividends                                                             (7,988)              (7,988)
 Distributions                                                         (7,587)              (7,587)
                                                                     --------            ---------
 Net cash used in financing activities                                   (753)              (3,567)
                                                                     --------            ---------

 Net increase (decrease) in cash and cash equivalents                 (11,918)               5,824
 Cash and cash equivalents at beginning of period                      14,550               20,057
                                                                     --------            ---------
 Cash and cash equivalents at end of period                            $2,632              $25,881
                                                                     ========            =========
 Supplemental disclosures of cash flow information:
 Cash paid for interest, net of amounts capitalized                   $11,758            $  10,578
                                                                     ========            =========




                 See accompanying notes to financial statements

                             The Mills Corporation

                 Notes to the Consolidated Financial Statements
                                  (Unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

The Mills Corporation (the "Company") was incorporated in Virginia on January 2, 1991 and was reincorporated in Delaware in 1994. The Company elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 1994 and thereafter. In connection with its re-incorporation, the Company completed its initial public offering of 14,380,000 shares of its common stock on April 21, 1994 (the "Offering"). The net proceeds of the Offering of approximately $310.0 million and other assets of the Company were contributed to The Mills Limited Partnership (the "Operating Partnership") in exchange for a 51.3% interest therein, including a 1% interest as the sole general partner. The Operating Partnership was formed prior to consummation of the Offering and is the successor to the operations of the Mills Entities (the "Predecessor").

Simultaneous with the Offering, the individual property partnerships comprising the Predecessor transferred their assets to the Operating Partnership in exchange for limited partnership units ("Units") in the Operating Partnership and/or the assumption of their debt. Such Units are exchangeable into common stock of the Company, or cash (at the option of the Company, as the general partner of the Operating Partnership) equal to the fair market value of the number of shares of common stock into which such Units are exchangeable. The Company has reserved 16,057,740 shares of common stock relating to this exchangeability. The Operating Partnership also acquired certain investors' interests in the Mills Entities for cash and Units. Purchase accounting was applied to the acquisition of all investor interests for which cash consideration was paid. Contributed assets and liabilities related to interests of all Mills Entities which received only Units and/or the assumption of debt by the Operating Partnership have been accounted for as a reorganization of entities under common control, and, accordingly, have been recorded at Predecessor cost.

On January 25, 1996, the Operating Partnership acquired additional partnership interests of Franklin Mills of approximately 6% in exchange for 274,777 Units.

The Company, through the Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion, and development of super regional "value-oriented" mega malls (the "Mills") and community shopping centers (the "Community Centers") . As of March 31, 1996, the Operating Partnership owns or holds an interest in the following operating properties:


         Mills                                              Location
         -----                                              --------

         Franklin Mills                                     Philadelphia, PA
         Gurnee Mills                                       Gurnee, IL
         Potomac Mills                                      Woodbridge, VA
         Sawgrass Mills                                     Sunrise, FL


         Community Centers                                  Location
         -----------------                                  --------

         Butterfield Plaza                                  Downers Grove, IL
         Coopers Plaza                                      Voorhees, NJ
         Crosswinds Center                                  St. Petersburg, FL
         Fashion Place                                      Columbia, SC
         Germantown Commons Shopping Center                 Germantown, MD

         Community Centers                                  Location
         -----------------                                  --------

         Gwinnett Marketfair                                Duluth, GA
         Liberty Plaza                                      Philadelphia, PA
         Montgomery Village Off-Price Center                Gaithersburg, MD
         Mount Prospect Plaza                               Mount Prospect, IL
         West Falls Church Outlet Center                    Falls Church, VA
         Western Hills Plaza                                Cincinnati, OH


In addition to the operating properties, the Company is actively involved in the development of a number of new Mills.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1996, is not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto, included in the Mills Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly owned or controlled by the Operating Partnership as well as its wholly-owned subsidiaries Mills Management L.L.C. ("Mills Management"), and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the MillsServices Corporation ("MSC"), an entity formed in connection with the Offering to provide development, management, leasing and finance services to the Company and other entities owned by affiliates of the Company. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.


2.  BORROWINGS

On January 31, 1996 the Company borrowed $76.0 million pursuant to a mortgage loan agreement secured by nine of the Community Centers. This loan bears interest at a fixed rate of 7.16%, matures February 1, 2001, and amortizes over 18 years. $60.0 million of the loan proceeds were used to repay the Company's Community Center interim mortgage loan. In connection with this repayment, $0.8 million of deferred loan costs were written off and have been included as an extraordinary item in the accompanying statement of operations for the three months ended March 31, 1996.

3.  DECLARATION OF DIVIDEND

On February 22, 1996, the Company declared a dividend of $.4725 per share which was paid on April 16, 1996 to stockholders of record as of April 1, 1996.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of quarter ended March 31, 1996 to quarter ended March 31, 1995

Income before minority interest for the quarter ended March 31, 1996, increased by approximately $1.0 million to $3.3 million (46.1%) as compared with the quarter ended March 31, 1995. This increase was the result of an increase in property operating income of approximately $0.2 million (1.0%) compared with the first quarter of 1995 and a decrease in other expense (net of other income) of approximately $1.2 million (5.5%). These increases were offset by a $0.4 million increase in the loss on debt extinguishment.

Property Operating Income:

Minimum rents for the quarter ended March 31, 1996, increased by approximately $0.7 million (3.1%) compared with the quarter ended March 31, 1995. The increase was primarily due to the expansion of Sawgrass Mills, which accounted for $0.6 million of the increase.

Recoveries from tenants for the quarter ended March 31, 1996, increased approximately $0.7 million (6.5%) compared with the quarter ended March 31, 1995. This increase was attributable to the expansion of Sawgrass Mills and to increases in recoverable expenses at the other centers.

Other revenues for the quarter ended March 31, 1996, increased by approximately $0.4 million (44.6%) compared with the quarter ended March 31, 1995. The increase was primarily due to a $0.3 million increase in income from tenants who occupy space on a temporary basis.

Recoverable operating expenses for the quarter ended March 31, 1996, increased approximately $0.9 million (9.9%) compared with the quarter ended March 31, 1995. The increase was primarily due to a $0.5 million increase in real estate tax expense across all of the properties, and to an increase in expenses due to
the expansion of Sawgrass Mills.   General increases in expenses and unusually
high snow removal costs at Franklin Mills and Potomac Mills accounted for the remainder of the increase.

Other operating expenses for the quarter ended March 31, 1996, increased approximately $0.8 million (82.9%) compared with the quarter ended March 31, 1995. This increase was primarily due to an increase in bad debt expense of $0.2 million at certain projects, an increase in contributions to promotional programs of $0.2 million at Franklin Mills, an increase in legal fees of $0.2 million for landlord/tenant litigation and the Sawgrass Mills HVAC litigation and an increase of $0.1 million for expansion of the Company's push cart program.

Other Income and Expense:

Fee income increased by approximately $0.5 million for the quarter ended March 31, 1996, compared with the quarter ended March 31, 1995. The increase was due primarily to development and leasing fees earned from the Ontario Mills Limited Partnership.

Interest expense increased by approximately $0.8 million (7.5%) for the quarter ended March 31, 1996, compared with the quarter ended March 31, 1995. The increase in interest expense was due to additional debt associated with the expansion of Sawgrass Mills which opened November 16, 1995, and the refinancing of the Community Centers as discussed below.

Depreciation and amortization increased approximately $0.4 million (4.0%) for the quarter ended March 31, 1996, compared with the quarter ended March 31, 1995. The increase was primarily due to a $0.2 million increase in depreciation due to the expansion of Sawgrass Mills and to increases in income
- - producing property and deferred costs at the other centers.

Net other income increased $1.8 million for the quarter ended March 31, 1996, compared with the quarter ended March 31, 1995. The increase was primarily due to a gain of $1.7 million on the sale of land at two of the properties.

The extraordinary items relating to debt extinguishment increased $0.4 million for the quarter ended March 31, 1996, compared with the quarter ended March 31, 1995. The increase was due to the write-off of $0.8 million of deferred loan costs due to the refinancing of the debt on the community centers in January 1996.

LIQUIDITY AND CAPITAL RESOURCES

Historically, rental revenue from tenants has been the principal source of funds to meet the Operating Partnership's operating expense requirements, debt service and capital expenditures. During the past three years and prior to the IPO, the Operating Partnership's primary portfolio growth has come from the expansion of existing centers. During this period, the expansion has been funded by long-term mortgages and the IPO proceeds combined with cash flows provided by operations.

In order for the Operating Partnership to continue its planned development activities, it will have to obtain significant sources of equity and debt financing. A typical development project may require a capital investment ranging from $5.0 million to as much as $50.0 million prior to obtaining construction financing. Such financing is also generally contingent upon pre-leasing activity in the range of 40% to 60% of GLA. As of March 31, 1996, management had procured certain of the required equity and debt financing for its planned near-term development projects. On January 31, 1996, the Operating Partnership secured $76.0 million of permanent financing to repay its $60.0 million interim Community Center loan and to fund further development. This new debt has a fixed interest rate of 7.16%, matures February 1, 2001, and amortizes on an 18 year basis. On January 11, 1996, the Company entered into a Master Repurchase Agreement by which it has effectively established a revolving credit facility in the amount of $8.4 million. Borrowings under this facility bear interest at LIBOR plus 1.25%. No amounts were outstanding at March 31, 1996.

For most of the current projects under development, the Operating Partnership has elected to complete development on a joint venture basis and thereby obtain a portion of the required equity from its joint venture partners. For instance, the Operating Partnership has formed a partnership with Kan Am, its largest investor, to provide $20.0 million or half of the required equity financing for the Ontario Mills project in exchange for a 25% general and limited partnership interest. Kan Am funded its equity on September 30, 1995. In December 1995, the Operating Partnership formed Ontario Mills L.L.C. ("OMLLC") with Simon Property Group, L.P. ("Simon") whereby Simon is required to provide an additional $15.0 million of equity financing for the Ontario Mills project in exchange for an effective 25% general and limited partnership interest in the Ontario Mills Limited Partnership. On November 9, 1995, OMLLC executed a $110 million construction loan agreement with several commercial lenders to fund construction of the Ontario Mills project. Loan funding occurred in May, 1996 after all the lender equity requirements had been met. At March 31, 1996, the Operating Partnership's investment in OMLLC totalled $28.3 million.

On January 31, 1996, the Operating Partnership elected not to exercise its option to acquire a site proposed for its Columbus Mills project near Columbus, Ohio. The Operating Partnership is pursuing an alternative site in Columbus and is performing due diligence to ascertain its feasibility for the Columbus Mills development project. The Operating Partnership expects to recover all of its development costs incurred to date (approximately $7.9 million) in connection with the development of the Columbus Mills project.

Additionally, on April 12, 1996, the Operating Partnership formed a partnership with Kan Am to develop Columbus Mills.

On August 16, 1995, the Operating Partnership executed a letter of intent to form an alliance with Simon to co-develop several "Mills" projects. In December 1995, the parties formed a joint venture to develop Grapevine Mills in Grapevine, Texas. Kan Am is expected to be an equity partner in this project. In May 1996, a joint venture comprised of the Operating Partnership, Simon, Taubman Realty Group and Grossman Company Properties was formed to develop Arizona Mills in Tempe, Arizona. While management believes it can raise the funds necessary to complete the projects that were under development at March 31, 1996, there can be no assurance that the Operating Partnership will obtain such funds.

Subsequent to the IPO, cash flow from operations has increased due to lower interest costs as a result of debt extinguishment. The Operating Partnership has limited its exposure to interest rate increases by purchasing interest rate caps on $293.0 million of its $317.2 million variable rate debt.

The Company has paid and intends to continue to pay regular quarterly dividends to its shareholders. Dividends payable by the Company are at the discretion of the Board of Directors and depend on the cash available to the Operating Partnership, its financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. The Company anticipates that its annual cash flow will provide adequate liquidity, in the short and long term, to conduct its operations, fund administrative costs and interest payments on debt and allow future distributions to the company's stockholders in excess of the requirements under the Internal Revenue Code for qualification as a REIT.

ECONOMIC TRENDS

Because inflation has remained relatively low during the last three years, it has had little impact on the operation of the Mills Entities and the Company during the period. Even in periods of higher inflation, however, tenant leases provide, in part, a mechanism to help protect the Company. As operating costs increase, leases permit a pass-through of the common area maintenance and other operating costs, including real estate taxes and insurance, to the tenants. Furthermore, most of the leases contain base rent steps that generally coincide with inflationary increases and percentage rent clauses that provide additional rent after a certain minimum sales level is achieved. Thus, during inflationary periods, the Company should receive additional rental income.

FUNDS FROM OPERATIONS


Industry analysts generally consider Funds From Operations ("FFO") an appropriate measure of performance for an equity REIT. As defined by the National Association of Real Estate Investment Trusts, "Funds From Operations" means net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property (other than undepreciated property incidental to the REIT's main business), plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company reports FFO on a consolidated basis before minority interest. FFO (i) does not represent cash flow from operations as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow needs or ability to make distributions, and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.

For the quarter ended March 31, 1995, FFO increased 15.9% to $12.9 million, compared with $11.1 million for the first quarter of the previous year. FFO includes $1.7 million in gain from the sale of undepreciated properties incidental to the Company's main business. FFO amounts were calculated in accordance with the National Association of Real Estate Investment Trust's revised definition of FFO. Under the previous method of reporting, FFO for the first quarter of 1996 was $15.1 million compared to $13.2 million for the first quarter of 1995. The difference between the two methods is primarily attributable to non-cash items relating to amortization of interest rate buydown fees and interest rate caps as follows:


                                                                                  Three Months Ended
                                                                                       March 31,

                                                                               1996                 1995
                                                                               ----                 ----
 FUNDS FROM OPERATIONS CALCULATIONS - NEW DEFINITION (1):

    Income before extraordinary item and minority interest                      $4,165              $2,701

    Adjustments:
       Add:  Depreciation and amortization of real estate assets                 8,706               8,406
                                                                              --------            --------

    Funds from operations                                                      $12,871             $11,107
                                                                              ========            ========
 FUNDS FROM OPERATIONS CALCULATION - OLD DEFINITION

    Income before extraordinary item and minority interest                      $4,165              $2,701

    Adjustments:
       Add:  Depreciation and amortization of real estate assets                 8,706               8,406
       Add:  Amortization of interest rate buydown fee (1)                         950                 950
       Add:  Amortization of interest rate caps (1)                                678                 678
       Add:  Other depreciation and amortization                                   655                 577
       Add:  Straight-line interest expense                                         60                  71
       Less: Straight-line rent adjustment                                        (105)               (148)
                                                                              --------            --------
       Total adjustments                                                        10,924              10,534
                                                                              --------            --------

   Funds from operations                                                       $15,089             $13,235
                                                                              ========            ========

(1) The new definition of FFO does not permit the add-back of amortization of loan costs, including amortization relating to buydown fees and interest rate caps. The annual amortization related to these items is not a cash expense to the Company, although it reduces FFO. The impact of these items on the Company's effective interest rate and other relevant information is detailed below (dollars in thousands):



                                                         Franklin Mills        Gurnee Mills      Potomac Mills
                                                         --------------        ------------      -------------
 Loan Amount                                             $165,000               $151,152          $136,000
 Deferred Cost Type                                      Rate buydown (a)       Rate cap (b)      Rate cap (c)
 Deferred amount                                         $17,500                $4,632            $5,834
 Current Rate                                            7.13%                  7.00%             6.19%
 Effective rate with amortization of cap or buydown      9.43%                  8.02%             7.04%
 Amortization:
     Period                                              4.6 yrs                3 yrs             5 yrs
     End date                                            Dec-98                 Apr-97            Oct-99
 Annual amortization                                     $3,800                 $1,544            $1,167

30 day Libor at 3/31/96:  5.38%

(a) On April 21, 1994 (IPO date), the Company paid $17.5 million to reduce the interest rate on this mortgage to 7.125% from 9.625% and to extend the maturity date.

(b) On April 21, 1994 (IPO date), the Company paid $4.6 million for an interest rate cap. Through April 1, 1997, Libor is capped at 5.25%, provided Libor is below 7.25%. If Libor is 7.25% or above, the cap increases to 6.25%.

(c) On October 19, 1994, the Company paid $5.8 million for an interest rate cap. Through October 19, 1997, Libor is capped at 6.00% provided Libor is below 8.00%. If Libor is greater than 8.00%. From October 20, 1997 though October 19, 1999, Libor is capped at 8.00%.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Exhibit Index attached hereto is hereby incorporated by reference to this item.

         No reports on Form 8-K were filed by the registrant during the applicable quarter covered by this report.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           THE MILLS CORPORATION

May 14, 1996                               By: /s/ Kenneth R. Parent
- ------------                               --------------------------------------------------------
(Date)                                     Kenneth R. Parent
                                           Senior Vice President, Chief Financial Officer
                                           and Treasurer
                                           (Principal Financial and Accounting Officer)

                             THE MILLS CORPORATION
                                 EXHIBIT INDEX

                    (Pursuant to item 601 of Regulation S-K)

                                                                                         SEQUENTIALLY
    NUMBER  EXHIBIT                                                                      NUMBERED PAGE
    ------  -------                                                                      -------------
       *3.1 Amended and restated Certificate of incorporation of the Company.

      **3.2 Amended and Restated Bylaws of the Company

      **3.3 Limited Partnership Agreement of the Operating Partnership (filed as part of Exhibit 10.3)

       *4.1 Specimen Common Stock Certificate of Company

       *4.2 Agreement dated March 15, 1994, among Richard L. Kramer, the A.J. 1989
            Trust, the Irrevocable Intervivos Trust for the Benefit of the Kramer
            Children, the N Street Investment Trust, Equity Resources Associates,
            Herbert S. Miler, The Mills Corporation and The Mills Limited
            Partnership (filed as Exhibit 10.19)

      **4.3 Non-Affiliate Registration Rights and Lock-Up Agreement

      **4.4 Affiliate Registration Rights and Lock-Up Agreement

      *10.1 Form of Employee Non-Compete/Employment Agreements

      *10.2 1994 Executive Equity Incentive Plan

     **10.3 Limited Partnership Agreement of Operating Partnership

      *10.4 Option Agreement (Sunrise Residuals/Parcels 4 and 5)

      *10.5 Form of Noncompetition Agreement between the Company, the Operating
            Partnership and each of Kan Am and the Kan Am Partnerships

      *10.6 Form of Noncompetition Agreement with Kan Am Directors

      *10.7 Trust and Servicing Agreement, dated as of December 1, 1993, among
            Sawgrass Finance L.L.C., as depositor, The First National Bank of
            Chicago, as servicer, and State Street Bank and Trust Company, as
            Trustee

      *10.8 Amended and Restated Mortgage, Security Agreement, Assignment of Lessee
            and Rents and Fixture filing, dated as of December 1, 1993, by Sunrise
            Mills Limited Partnership, as mortgagor, in favor of Sawgrass Finance
            L.L.C., as mortgagee

      *10.9 Assignment of Leases and Rents, dated as of December 1, 1993, between
            Sunrise Mills Limited Partnership and Sawgrass Finance L.L.C.

     *10.10 Assignment of Note, Mortgage, and Assignment of Rents dated as of December 21, 1993, by Sawgrass Finance L.L.C. in favor of State Street
            Bank & Trust Co.

     *10.11 Promissory Note, dated as of November 16, 1993, by Western Hills
            Associates Limited Partnership in favor of Connecticut General Life
            Insurance Company

                                                                                         SEQUENTIALLY
    NUMBER  EXHIBIT                                                                      NUMBERED PAGE
    ------  -------                                                                      -------------
     *10.12 Assignment of Rents and Leases, dated as of November 16, 1993, by
            Western Hills Associates Limited Partnership in favor of Connecticut
            General Life Insurance Company

     *10.13 Open-End Mortgage, Security Agreement and Fixture Filing, dated as of
            November 16, 1993, by Western Hills Associates Limited Partnership in favor of Connecticut General Life Insurance Company

     *10.19 Agreement dated March 15, 1994 among Richard L. Kramer, the A.J. 1989
            Trust, the Irrevocable Intervivos Trust for the Benefit of the Kramer
            Children, the N Street Investment Trust, Equity Resources Associates,
            Herbert S. Miller, The Mills Corporation and The Mills Limited
            Partnership

     *10.20 Form of Promissory Note made payable by Franklin Mills Associates
            Limited Partnership to and for the benefit of the Operating Partnership

     *10.21 Form of Mortgage, Security Agreement and Assignment of Rents and Leases
            by Franklin Mills Associates Limited Partnership to and for the benefit of the Operating Partnership

     *10.22 Form of Sale of Partnership Interests Agreement (Franklin Mills) by and
            between the Operating Partnership and Herbert S. Miller, Laurence C.
            Siegel, Harry H. Nick, Western Franklin Mills Corp., Kan Am USA IX
            Limited Partnership and Kan Am USA X Limited Partnership

     *10.23 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers

     +10.24 Construction Loan Agreement dated November 9, 1995, by and between
            Ontario Mills Limited Partnership and Canadian Bank of Commerce,
            Bayerische Hypotheken-Und Wechsel-Bank Aktiengesellschaft and The
            Mitsubishi Bank of Commerce

     +10.25 Construction Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement dated as of December
            26, 1995 in favor of Canadian Imperial Bank of Commerce, Bayerische
            Hypotheken-Und Wechsel-Bank Aktiengesellschaft and The Mitsubishi Bank of Commerce

     +10.26 Loan Agreement dated as of January 31, 1996 by and among Coopers
            Crossing Associates (MLP) Limited Partnership, Crosswinds Center
            Associates of St. Petersburg (MLP) Limited Partnership, Echo Hills
            Center Associates (MLP) Limited Partnership, Fashion Center Associates of Illinois No. 1 (MLP) Limited Partnership, Fashion Place Associates
            (MLP) Limited Partnership, Germantown Development Associates (MLP)
            Limited Partnership, Gwinnett Market Fair Associates (MLP) Limited
            Partnership, Montgomery Village Associates (MLP) Limited Partnership,
            Montgomery Village Ground (MLP) Limited Partnership, Mount Prospect
            Plaza (MLP) Limited Partnership (collectively, "The Mills Corporation, et. al."), and PFL Life Insurance Company

     +10.27 First Amended and Restated Promissory Note dated as of January 31,
            1996, made by and among The Mills Corporation, et al., and PFL Life
            Insurance Company

                                                                                         SEQUENTIALLY
    NUMBER  EXHIBIT                                                                      NUMBERED PAGE
    ------  -------                                                                      -------------
     +10.28 Absolute Assignment of Mortgage and Loan Documents dated January 31,
            1996 by and between CS First Boston Mortgage Capital Corporation as assignor and PFL Life Insurance Company as assignee

10.29-10.33 Intentionally Omitted

   ***10.34 Promissory Note dated October 26, 1994 by Washington Outlet Mall
            Limited Partnership and Potomac Mills - Phase III Limited Partnership in favor of Potomac Mills Finance Corporation

   ***10.35 Amended and Restated Deed of Trust, Security Agreement, Assignment of
            Leases and Rents and Fixture Filing dated as of October 1, 1994, by
            Washington Outlet Mall Limited Partnership and Potomac Mills - Phase
            III Limited Partnership in favor of Potomac Mills Finance Corp. and R.
            Eric Taylor as trustee

   ***10.36 Limited Guaranty dated as of October 26, 1994, by The Mills Limited
            Partnership in favor of Potomac Mills Finance Corp.

   ***10.37 Trust and Servicing Agreement dated as of October 1, 1994, among
            Potomac Mills Finance Corp., as depositor; The First National Bank of
            Chicago, as servicer; ABN Amro Bank, N.V., as fiscal agent; and LaSalle
            National Bank, as trustee

10.38-10.49 Intentionally Omitted

  ****10.50 First Amendment to Trust and Servicing Agreement (Exhibit 10.7) dated as of June 1, 1995, among Sawgrass Finance L.L.C., as depositor, The
            First National Bank of Chicago, as servicer, and State Street Bank and
            Trust Company, as trustee.

  ****10.51 Prepayment Premium Agreement dated as of June 1, 1995, between The
            Mills Limited Partnership and State Street Bank and Trust Company, as trustee.

      *21.1 List of Subsidiaries of the Registrant

       27.1 Financial Data Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 33-71524, which was declared effective by Securities and Exchange Commission on April 14, 1994 (Commission File No. 1-12994).

** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994 (Commission File No. 1-12994).

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

**** Incorporated by reference to the Registrant's Quarterly by Report on Form
     10-Q for the second quarter ended June 30, 1995.

+ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.