Form 10-Q
period 1996-06-30
MILLS CORP
filed 1996-08-14
CIK 914713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-Q

 / X /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

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



                1300 Wilson Boulevard, Arlington, Virginia 22209
                ------------------------------------------------
              (Address of principal executive offices - zip code)

                                 (703) 526-5000
                                 --------------
              (Registrant's telephone number, including area code)

                  3000 K Street, NW, Washington, D.C.  20007
                  ------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    -----         -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
                     ------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                       16,905,953 shares of Common Stock
                     $.01 par value as of  August 14, 1996

                             THE MILLS CORPORATION
                                   FORM 10-Q
                                     INDEX


PART I.       FINANCIAL INFORMATION                                                            PAGE
             ----------------------                                                            ----
ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated  Balance Sheets as of June 30, 1996
   and December 31, 1995.                                                                        1

Consolidated Statements of Operations for the
   Three Months Ended June 30, 1996 and June 30, 1995.                                           2

Consolidated Statements of Operations for the
   Six Months Ended June 30, 1996 and June 30, 1995.                                             3

Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 1996 and June 30, 1995                                              4

Notes to Consolidated Financial Statements                                                       5


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       7

PART II.     OTHER INFORMATION
             -----------------

Item 1.      Legal Proceedings                                                                  14

Item 2.      Changes in Securities                                                              14

Item 3.      Defaults Upon Senior Securities                                                    14

Item 4.      Submission of Matters to Vote of Security Holders                                  14

Item 5.      Other Information                                                                  14

Item 6.      Exhibits and Reports on Form 8-K                                                   14

Signatures                                                                                      15

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             THE MILLS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                              June 30, 1996                   December 31, 1995
                                                               (Unaudited)                        (Note)
                                                         ----------------------         ---------------------------
ASSETS
Income producing property:
    Land and land improvements  . . . . . . . . .        $     166,168                        $     165,994
    Building and improvements   . . . . . . . . .              656,496                              652,706
    Furniture, fixtures and equipment   . . . . .               21,110                               21,943
    Less:  accumulated depreciation
        and amortization  . . . . . . . . . . . .             (166,338)                            (152,713)
                                                         -------------                        -------------
Total income producing property . . . . . . . . .              677,436                              687,930

Land held for investment and/or sale  . . . . . .                  975                                3,225
Real estate development in progress . . . . . . .               36,957                               36,282
Investment in partnerships  . . . . . . . . . . .               35,318                               14,115
                                                         -------------                        -------------
Total real estate and development assets  . . . .              750,686                              741,552

Cash and cash equivalents . . . . . . . . . . . .                1,816                               14,550
Restricted cash . . . . . . . . . . . . . . . . .               16,739                               19,354
Accounts receivable . . . . . . . . . . . . . . .               19,088                               17,274
Notes receivable  . . . . . . . . . . . . . . . .                7,191                                7,357
Deferred costs, net . . . . . . . . . . . . . . .               50,789                               49,596
Other assets  . . . . . . . . . . . . . . . . . .                5,580                                3,374
                                                         -------------                        -------------

TOTAL ASSETS  . . . . . . . . . . . . . . . . . .        $     851,889                        $     853,057
                                                         =============                        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes, and loans payable . . . . . . .        $     697,063                        $     676,435
Accounts payable and other liabilities  . . . . .               41,658                               39,375
                                                         -------------                        -------------
Total liabilities . . . . . . . . . . . . . . . .              738,721                              715,810

Minority interest . . . . . . . . . . . . . . . .               55,610                               66,839

STOCKHOLDERS' EQUITY
    Common stock $.01 par value, authorized
    100,000,000 shares, issued and outstanding
    16,905,953 shares   . . . . . . . . . . . . .                  169                                  169
    Additional paid-in capital  . . . . . . . . .              309,813                              309,813
    Accumulated deficit   . . . . . . . . . . . .             (252,424)                            (239,574)
                                                          ------------                        -------------
    Total stockholders' equity    . . . . . . . .               57,558                               70,408
                                                          ------------                        -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . .         $    851,889                        $     853,057
                                                          ============                        =============


Note:   The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)
                                  (Unaudited)



                                                                Three                   Three
                                                            Months Ended           Months Ended
                                                           June 30, 1996           June 30, 1995
                                                           -------------           -------------
RENTAL REVENUES:
    Minimum rent                                           $     23,434             $    22,208
    Percentage rents                                              1,084                   1,024
    Recoveries from tenants                                      11,378                  11,108
    Other revenue                                                 1,176                   1,112
                                                           ------------             -----------
    Total rental revenues                                        37,072                  35,452

PROPERTY OPERATING COSTS:
    Recoverable from tenants                                     10,335                   9,859
    Other operating                                               1,820                     907
                                                           ------------             -----------
    Total property operating costs                               12,155                  10,766
                                                           ------------             -----------

PROPERTY OPERATING INCOME:                                       24,917                  24,686

OTHER INCOME (EXPENSE):
    Fee income                                                      956                     343
    Interest income                                                 739                     586
    Interest expense                                            (11,130)                (11,002)
    General and administrative                                   (2,081)                 (1,441)
    Depreciation and amortization                               ( 9,547)                (10,298)
    Other                                                           478                     (68)
                                                          -------------             -----------
                                                                (20,585)                (21,880)
                                                          -------------             -----------

Income before extraordinary item and minority interest            4,332                   2,806

Extraordinary loss on debt extinguishment                          (153)                    -
                                                          -------------             -----------

Income before minority interest                                   4,179                   2.806

Minority interest                                                (2,053)                 (1,367)
                                                          -------------             -----------

Net income                                                $       2,126            $      1,439
                                                          =============            ============

Income per common share before extraordinary item         $        0.13            $       0.09
                                                          =============            ============

Net income per common share                               $        0.13            $       0.09
                                                          =============            ============

Dividend declared per common share                        $      0.4725            $     0.4725
                                                          =============            ============

Weighted average common shares outstanding                   16,905,953              16,905,953
                                                          =============            ============





See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)
                                  (Unaudited)



                                                                Six                    Six
                                                            Months Ended          Months Ended
                                                           June 30, 1996         June 30, 1995
                                                           -------------         -------------
RENTAL REVENUES:
    Minimum rent                                          $      46,332          $      44,434
    Percentage rents                                              2,305                  2,057
    Recoveries from tenants                                      22,919                 21,940
    Other revenue                                                 2,437                  1,984
                                                          -------------          -------------
    Total rental revenues                                        73,993                 70,415

PROPERTY OPERATING COSTS:
    Recoverable from tenants                                     20,664                 19,256
    Other operating                                               3,528                  1,839
                                                          -------------          -------------
    Total property operating costs                               24,192                 21,095
                                                          -------------          -------------

PROPERTY OPERATING INCOME:                                       49,801                 49,320

OTHER INCOME (EXPENSE):
    Fee income                                                    1,787                    667
    Interest income                                               1,193                  1,168
    Interest expense                                            (22,719)               (21,782)
    General and administrative                                   (4,189)                (3,783)
    Depreciation and amortization                               (19,596)               (19,960)
    Other                                                         2,216                   (123)
                                                          -------------          -------------
                                                                (41,308)               (43,813)
                                                          -------------          -------------

Income before extraordinary item and minority interest            8,493                  5,507

Extraordinary loss on debt extinguishment                          (983)                  (419)
                                                          -------------          -------------

Income before minority interest                                   7,510                  5,088

Minority interest                                                (3,690)                (2,478)
                                                          -------------          -------------

Net income                                                $       3,820          $       2,610
                                                          =============          =============

Income per common share before extraordinary item         $        0.26          $        0.17
                                                          =============          =============

Net income per common share                               $        0.23          $        0.15
                                                          =============          =============

Dividend declared per common share                        $       0.945          $       0.945
                                                          =============          =============

Weighted average common shares outstanding                   16,905,953             16,905,953
                                                          =============          =============




See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)



                                                                  Six                   Six
                                                              Months Ended         Months Ended
                                                             June 30, 1996         June 30, 1995
                                                             -------------         -------------
OPERATING ACTIVITIES:
    Income before minority interest                        $      7,510            $      5,088
    Adjustments to reconcile income before minority
      interest to net cash provided by operating
      activities:
          Net accretion of note receivable                         (350)                   (350)
          Depreciation and amortization                          21,494                  21,858
          Provision for losses on accounts receivable               822                     415
          Net gain on sale of land and equipment                 (2,238)                     -
          Extraordinary loss on debt extinguishment                 983                     419
          Other changes in assets and liabilities:
             (Increase) decrease in accounts receivable          (2,555)                 (1,587)
             (Increase) decrease in notes receivable                516                     295
             (Increase) decrease in other assets                 (2,208)                 (1,945)
             (Decrease) increase in accounts payable and
                other liabilities                                 2,002                   1,535
                                                           ------------            ------------
    Net cash provided by operating activities                    25,976                  25,728


INVESTING ACTIVITIES:
    Investment in real estate and development assets            (25,912)                (23,954)
    Proceeds from sale of land and furniture and
      equipment                                                   4,222                     -
    Deferred costs                                               (8,693)                 (6,607)
                                                           ------------            ------------
    Net cash used in investing activities                       (30,383)                (30,561)


FINANCING ACTIVITIES:
    Proceeds from mortgages, notes and loans payable             84,601                  65,686
    Repayments of mortgages, notes and loans payable            (63,974)                (23,882)
    Funding (to) from affiliates                                   (158)                    331
    Restricted cash                                               2,615                   1,182
    Dividends                                                   (15,976)                (15,976)
    Distributions                                               (15,435)                (15,174)
                                                           ------------            ------------
    Net cash provided by (used in) financing activities          (8,327)                 12,167
                                                           ------------            ------------


Net increase (decrease) in cash and cash equivalents            (12,734)                  7,334
Cash and cash equivalents at beginning of period                 14,550                  20,057
                                                           ------------            ------------
Cash and cash equivalents at end of period                 $      1,816            $     27,391
                                                           ============            ============

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized         $     23,750            $     19,934
                                                           ============            ============




See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

The Mills Corporation (the "Company") was incorporated in Virginia on January 2, 1991 and was reincorporated in Delaware in 1994. The Company elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 1994 and thereafter. In connection with its re-incorporation, the Company completed its initial public offering of 14,380,000 shares of its common stock on April 21, 1994 (the "Offering" or "IPO"). The net proceeds of the Offering of approximately $310.0 million and other assets of the Company were contributed to The Mills Limited Partnership (the "Operating Partnership") in exchange for a 51.3% interest therein, including a 1% interest as the sole general partner. The Operating Partnership was formed prior to consummation of the Offering and is the successor to the operations of the Mills Entities (the "Predecessor").

Simultaneously with the Offering, the individual property partnerships comprising the Predecessor transferred their assets to the Operating Partnership in exchange for limited partnership units ("Units") in the Operating Partnership and/or the assumption of their debt. On January 25, 1996, the Operating Partnership acquired additional partnership interests of Franklin Mills of approximately 6% in exchange for 274,777 Units. Following such acquisition, the Company owned a 50.9% interest in the Operating Partnership. Such Units are exchangeable into common stock of the Company, or cash (at the option of the Company, as the general partner of the Operating Partnership) equal to the fair market value of the number of shares of common stock into which such Units are exchangeable. The Company has reserved 16,332,517 shares of common stock relating to this exchangeability. The Operating Partnership also acquired certain investors' interests in the Mills Entities for cash and Units. Purchase accounting was applied to the acquisition of all investor interests for which cash consideration was paid. Contributed assets and liabilities related to interests of all Mills Entities which received only Units and/or the assumption of debt by the Operating Partnership have been accounted for as a reorganization of entities under common control, and, accordingly, have been recorded at the Predecessor's cost.

The Company, through the Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion, and development of super regional "value-oriented" malls (the "Mills") and community shopping centers (the "Community Centers") . As of June 30, 1996, the Operating Partnership owns or holds an interest in the following operating properties:


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

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)


ORGANIZATION (CONTINUED):

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1996, is not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto, included in the Mills Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly owned or controlled by the Operating Partnership as well as its wholly-owned subsidiaries Mills Management L.L.C. ("Mills Management"), and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the Mills Services Corporation ("MSC"), an entity formed in connection with the Offering to provide development, management, leasing and finance services to the Company and other entities owned by affiliates of the Company. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

2.  RECLASSIFICATIONS

Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1996 presentation.

3.  PARTNERSHIP INVESTMENT ACTIVITIES

In April, 1996, the Operating Partnership formed Arizona Mills, L.L.C. with Simon Property Group, L.P. ("Simon"), The Taubman Realty Group Limited Partnership ("Taubman"), and Grossman Spectrum Associates, Limited Partnership ("Grossman") to develop Arizona Mills, a 1.2 million square foot super-regional value-oriented mall in Tempe, Arizona. The ownership percentages for the Operating Partnership, Simon, Taubman, and Grossman are 35%, 25%, 35%, and 5%, respectively, with each partner entitled to an annual preferred return equal to 9% of its unreturned capital.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)



3.  PARTNERSHIP INVESTMENT ACTIVITIES (CONTINUED)

In July, 1996, effective as of January, 1996, the Operating Partnership formed Grapevine Mills Limited Partnership and Grapevine Mills Residual Limited Partnership with Simon and Kan Am, the largest investor in the Operating Partnership, to develop Grapevine Mills, a 1.9 million square foot super-regional value-oriented mall in Grapevine (Dallas), Texas. The ownership percentages for the Operating Partnership, Simon, and Kan Am are 37.5%, 37.5% and 25%, respectively, with each partner entitled to an annual preferred return equal to 9% of its unreturned capital.

In connection with its limited partnership agreements, the Company is committed to providing certain levels of equity investment in addition to amounts invested to date.

At June 30, 1996, the Operating Partnership's unconsolidated partnerships had total assets of approximately $121 million and total liabilities of approximately $47 million.

4.  DECLARATION OF DIVIDEND

On May 23, 1996, the Company declared a dividend of $.4725 per share which was paid on July 16, 1996 to stockholders of record as of July 1, 1996.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of quarter ended June 30, 1996 to quarter ended June 30, 1995

Income before minority interest for the quarter ended June 30, 1996, increased by approximately $1.4 million to $4.2 million (48.9%) as compared with the quarter ended June 30, 1995. This increase was the result of an increase in property operating income of approximately $0.2 million (1.0%) compared with the second quarter of 1995 and a decrease in other expense (net of other income) of approximately $1.3 million (5.9%). These increases were offset by a $0.1 million increase in the loss on debt extinguishment.

Property Operating Income:

Minimum rents for the quarter ended June 30, 1996, increased by approximately $1.2 million (5.5%) compared with the quarter ended June 30, 1995. The increase was primarily due to the expansion of Sawgrass Mills and Liberty Plaza, which accounted for $0.8 million and $0.2 million of the increase, respectively.

Recoveries from tenants for the quarter ended June 30, 1996, increased approximately $0.3 million (2.4%) compared with the quarter ended June 30, 1995. This increase was attributable to the expansion of Sawgrass Mills and to increases in recoverable expenses at the other centers.

Recoverable operating expenses for the quarter ended June 30, 1996, increased approximately $0.5 million (4.8%) compared with the quarter ended June 30, 1995. The increase was primarily due to a $0.4 million increase in real estate tax expense across all of the properties, and to an increase in expenses due to the expansion of Sawgrass Mills.

Other operating expenses for the quarter ended June 30, 1996, increased approximately $0.9 million (100.7%) compared with the quarter ended June 30, 1995. This increase was primarily due to an increase in bad debt expense of $0.3 million at certain projects and an increase in contributions to promotional programs of $0.4 million at Franklin Mills and Gurnee Mills.

Other Income and Expense:

Fee income increased by approximately $0.6 million (178.7%) for the quarter ended June 30, 1996, compared with the quarter ended June 30, 1995. The increase was primarily due to development, leasing, and finance fees earned from the projects under development.

General and administrative expense increased $0.6 million (44.4%) for the quarter ended June 30, 1996, compared with the quarter ended June 30, 1995. The increase was primarily due to the Company reaching stabilized staff levels in 1996.

Depreciation and amortization decreased $0.8 million (7.3%) for the quarter ended June 30, 1996, compared with the quarter ended June 30, 1995. The decrease was due to a $0.3 million decrease in amortization of loan costs as a result of refinancing the debt secured by the community centers and a $0.4 million decrease due to assets reaching their depreciable lives.

Net other income increased $0.5 million for the quarter ended June 30, 1996, compared with the quarter ended June 30, 1995. The increase is primarily due to a $1.3 million gain on land sales and was partially offset by a $0.8 million loss on disposal of furniture, fixtures and equipment.

Comparison of six months ended June 30, 1996 to six months ended June 30, 1995

Income before minority interest for the six months ended June 30, 1996, increased by approximately $2.4 million to $7.5 million as compared with the six months ended June 30, 1995. The increase was the result of an increase in Property Operating Income of approximately $0.5 million (1.0%), a decrease in Other Expense (net of other income) of approximately $2.5 million (5.7%), and an increase in the loss on debt extinguishment of $0.6 million.

Property Operating Income:

Minimum rents for the six months ended June 30, 1996, increased approximately $1.9 million (4.3%) compared with the six months ended June 30, 1995. The increase was primarily due to the expansion of Sawgrass Mills and Liberty Plaza, which accounted for increases of $1.4 million and $0.2 million, respectively. Other increases include an expansion of the company's pushcart program, which generated increased revenues of $0.2 million.

Recoveries from tenants for the six months ended June 30, 1996, increased approximately $1.0 million (4.5%) compared with the six months ended June 30, 1995. The increase was primarily due to an increase of $0.8 million in recoverable expenses at Sawgrass Mills due to the recent expansion.

Other revenues for the six months ended June 30, 1996, increased $0.5 million compared with the six months ended June 30, 1995. The increase was primarily due to an increase in income from tenants who occupy space on a temporary basis.

Recoverable operating expenses for the six months ended June 30, 1996, increased approximately $1.4 million (7.3%) compared with the six months ended June 30, 1995. The increase was primarily due to increased expenses at Sawgrass Mills of $0.9 million related to its expansion, and an increase of $0.3 million at Franklin Mills as a result of the heavy snowfall during the first quarter of 1996.

Other operating expenses for the six months ended June 30, 1996, increased approximately $1.7 million (91.8%) compared with the six months ended June 30, 1995. This increase is primarily due to an increase in contribution to promotional programs of $0.6 million, an increase in bad debt of $0.4 million at certain projects, an increase in legal fees of $0.1 million for landlord/tenant litigation, an increase of $0.2 million for the expansion of the Company's push cart program, and an increase of $0.1 million for other taxes at Franklin Mills.

Other Income and Expense:

Fee income for the six months ended June 30, 1996, increased $1.1 million (167.9%) compared with the six months ended June 30, 1995. The increase was due primarily to development, leasing and finance fees earned from projects under development.

Interest expense increased by approximately $0.9 million (4.3%) for the six months ended June 30, 1996, compared with the six months ended June 30, 1995. This increase was primarily due to additional debt associated with the expansion of Sawgrass Mills which opened November 16, 1995.

General and administrative expense increased $0.4 million (10.7%) for the six months ended June 30, 1996, compared with the six months ended June 30, 1995. The increase was due to the Company reaching stabilized staff levels in 1996.

Depreciation and amortization decreased $0.4 million (1.8%) for the six months ended June 30, 1996, compared with the six months ended June 30, 1995. The decrease was due to a $0.3 million decrease in amortization of loan costs as a result of refinancing the debt secured by the community centers.

The net other income/expenses for the six months ended June 30, 1996, increased $2.3 million compared with the six months ended June 30, 1995. The increase was primarily due to a $3.1 million gain on land sales offset by $0.8 million loss on disposal of furniture, fixtures and equipment.

The extraordinary loss on debt extinguishment for the six months ended June 30, 1996, increased $0.5 million compared with the six months ended June 30, 1995. The increase was primarily due to refinancing the debt secured by the community centers in January, 1996.

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

In order for the Operating Partnership to continue its planned development activities, it will have to obtain significant sources of equity and debt financing. A typical development project may require a capital investment ranging from $5.0 million to as much as $50.0 million prior to obtaining construction financing. Such financing is also generally contingent upon pre-leasing activity in the range of 40% to 60% of GLA. As of June 30, 1996, management had procured certain of the required equity and debt financing for its planned near-term development projects. On January 31, 1996, the Operating Partnership secured $76.0 million of permanent financing to repay its $60.0 million interim Community Center loan. This debt has a fixed interest rate of 7.16%, matures February 1, 2001, and amortizes on an 18 year basis. On January 11, 1996, the Company entered into a Master Repurchase Agreement by which it has effectively established a revolving credit facility in the amount of $8.7 million. Borrowings under this facility bear interest at Libor plus 1.25%. On August 6, 1996, the Operating Partnership borrowed $12.0 million pursuant to a promissory note and loan agreement secured by a first mortgage on the expansion at Sawgrass Mills. This note bears interest at Libor plus 2.35% and has a two year maturity. The proceeds from these borrowings will fund further development.

For most of the current projects under development, the Operating Partnership has elected to complete development on a joint venture basis and thereby obtain a portion of the required equity from its joint venture partners. For instance, the Operating Partnership has formed a partnership with Kan Am, its largest investor, to provide $20.0 million or half of the required equity financing for the Ontario Mills project in exchange for a 25% general and limited partnership interest. Kan Am funded its equity on September 30, 1995. In December 1995, the Operating Partnership formed Ontario Mills L.L.C. ("OMLLC") with Simon Property Group, L.P. ("Simon") whereby Simon is required to provide an additional $15.0 million of equity financing for the Ontario Mills project in exchange for an effective 25% general and limited partnership interest in the Ontario Mills Limited Partnership ("OMLP"). On November 9, 1995, OMLP executed a $110 million construction loan agreement with several commercial lenders to fund construction of the Ontario Mills project. Loan funding occurred in May, 1996 after all the lender equity requirements had been met.

On January 31, 1996, the Operating Partnership elected not to exercise its option to acquire a site proposed for its Columbus Mills project near Columbus, Ohio. The Operating Partnership is pursuing an alternative site in Columbus and is continuing its due diligence to ascertain its feasibility for the Columbus Mills development project. The Operating Partnership expects to recover all of its development costs incurred to date (approximately $8.5 million) in connection with the development of the Columbus Mills project.

On August 16, 1995, the Operating Partnership executed a letter of intent to form an alliance with Simon to co-develop several "Mills" projects. In December 1995, the parties formed a joint venture to develop Grapevine Mills in Grapevine, Texas. Kan Am became an equity partner in this project effective January, 1996, and a construction loan commitment was obtained in July, 1996. In April, 1996, a joint venture comprised of the Operating Partnership, Simon, Taubman Realty Group and Grossman Company Properties was formed to develop Arizona Mills in Tempe, Arizona. While management believes it can raise the funds necessary to complete the projects that were under development at June 30, 1996, there can be no assurance that the Operating Partnership will obtain such funds.

As a result of debt extinguishment at the time of the IPO, cash flow from operations has increased due to lower interest costs. The Operating Partnership has limited its exposure to interest rate increases by purchasing interest rate caps on $293.0 million of its $325.9 million variable rate debt.

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

For the quarter ended June 30, 1996, FFO increased 12.8% to $13.3 million, compared with $11.7 million for the second quarter of the previous year. FFO for the six months ended June 30, 1996, increased 14.6% to $26.1 million compared with $22.8 million for the comparable period in 1995. FFO amounts were calculated in accordance with the National Association of Real Estate Investment Trust's revised definition of FFO. Under the previous method of reporting, FFO for the second quarter of 1996 was $15.4 million compared to $13.8 million for the comparable quarter of 1995 and $30.5 million for the first six months of 1996, compared to $27.1 million for the previous year. The difference between the two methods is primarily attributable to non-cash items relating to amortization of interest rate buydown fees and interest rate caps as follows:

                                                                     Three Months Ended        Six Months Ended
                                                                           June 30                 June 30
                                                                     ------------------       -----------------
                                                                     1996         1995        1996         1995
                                                                     ----         ----        ----         ----
FUNDS FROM OPERATIONS CALCULATION - NEW DEFINITION (1):
    Income before extraordinary item
         and minority interest                                    $    4,332  $    2,806   $    8,493   $    5,507

    Adjustments:
         Add:  Depreciation and amortization of
               real estate assets                                      8,156       8,883       16,862       17,290
         Add:  Loss on sale of furniture, fixtures
               and equipment                                             776          -           776           -
                                                                  ----------  ----------   ----------   ----------

    Funds from operations                                         $   13,264  $   11,689   $   26,131   $   22,797
                                                                  ==========  ==========   ==========   ==========




                                                                       Three Months Ended         Six Months Ended
                                                                              June 30                 June 30
                                                                       ------------------        -----------------
                                                                        1996         1995        1996         1995
                                                                        ----         ----        ----         ----
FUNDS FROM OPERATIONS CALCULATION - OLD DEFINITION:
    Income before extraordinary item
         and minority interest                                     $     4,332   $   2,806    $   8,493    $   5,507
    Adjustments:
         Add:  Depreciation and amortization of
               real estate assets                                        8,156       8,883       16,862       17,290
         Add:  Amortization of interest rate
               buydown fee                                                 950         950        1,900        1,900
         Add:  Amortization of interest rate caps                          678         678        1,356        1,356
         Add:  Other depreciation and amortization                         713         737        1,378        1,314
         Add:  Straight-line interest expense                               35         118           65          189
         Add:  Loss on sale of furniture, fixtures
               and equipment                                               776          -           776          -
         Less: Straight-line rent adjustment                              (256)       (333)        (361)        (481)
                                                                   -----------   ---------    ---------    ---------
         Total adjustments                                              11,052      11,033       21,976       21,568
                                                                   -----------   ---------    ---------    ---------

    Funds from operations                                          $    15,384   $  13,839    $  30,469    $  27,075
                                                                   ===========   =========    =========    =========



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


                                                       Franklin Mills      Gurnee Mills    Potomac Mills
                                                       --------------      ------------    -------------
    Loan Amount                                        $165,000            $151,152        $136,000
    Deferred Cost Type                                 Rate buydown (a)    Rate cap (b)    Rate cap (c)
    Deferred amount                                    $17,500             $4,632          $5,834
    Current Rate                                       7.13%               7.00%           6.28%
    Effective rate with amortization
       of cap or buydown                               9.43%               8.02%           7.13%
    Amortization:
       Period                                          4.6 yrs             3 yrs           5 yrs
       End date                                        Dec-98              Apr-97          Oct-99
    Annual amortization                                $3,800              $1,544          $1,167


    30 day Libor at 6/18/96:  5.47%


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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of The Mills Corporation was held on May 23, 1996. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of Directors whose term of office as Directors continued after the meeting:


ELECTION OF DIRECTORS


                                   TERM        VOTES FOR         VOTES WITHHELD
                                  EXPIRES

Peter A. Gordon                    1999        14,164,821                30,243

Franz von Perfall                  1999        14,161,969                33,095

Laurence C. Siegel                 1999        14,162,969                32,095


CONTINUING DIRECTORS

Charles R. Black, Jr.              1997

Dietrich von Boetticher            1997

John M. Ingram                     1997

Peter B. McMillan                  1997

Herbert S. Miller                  1997

James C. Braithwaite               1998

The Hon. Joseph B. Gildenhorn      1998

Harry H. Nick                      1998

Robert P. Pincus                   1998




RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS--ERNST & YOUNG, LLP

Votes for                        14,162,871

Votes against                        14,970

Votes withheld                       17,223



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






                                THE MILLS CORPORATION

August 14, 1996                 By: /s/  Kenneth R. Parent
- -------------------------       -----------------------------------------------
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