Form 10-Q
period 1996-09-30
MILLS CORP
filed 1996-11-14
CIK 914713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended  September 30, 1996

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

                               (703) 526-5000
                               --------------
            (Registrant's telephone number, including area code)

                  3000 K Street, NW, Washington, DC  20007
                  ----------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                      16,905,953 shares of Common Stock
                   $.01 par value as of  November 12, 1996

                             THE MILLS CORPORATION
                                   FORM 10-Q
                                     INDEX


PART I.       FINANCIAL INFORMATION                                                           PAGE
             ----------------------                                                           ----

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated  Balance Sheets as of September 30, 1996
   and December 31, 1995.                                                                        1

Consolidated Statements of Operations for the
   Three Months Ended September 30, 1996 and September 30, 1995.                                 2

Consolidated Statements of Operations for the
   Nine Months Ended September 30, 1996 and September 30, 1995.                                  3

Consolidated Statements of Cash Flows for the
   Nine Months Ended September 30, 1996 and September 30, 1995                                   4

Notes to Consolidated Financial Statements                                                       5


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       7

PART II.     OTHER INFORMATION
             -----------------

Item 1.      Legal Proceedings                                                                  13

Item 2.      Changes in Securities                                                              13

Item 3.      Defaults Upon Senior Securities                                                    13

Item 4.      Submission of Matters to Vote of Security Holders                                  13

Item 5.      Other Information                                                                  13

Item 6.      Exhibits and Reports on Form 8-K                                                   13

Signatures                                                                                      14

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             THE MILLS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      September 30, 1996                   December 31, 1995
                                                          (Unaudited)                            (Note)
                                                      ------------------                   -----------------

ASSETS
Income producing property:
    Land and land improvements  . . . . . . . . .          $  163,863                          $   165,994
    Building and improvements   . . . . . . . . .             657,767                              652,706
    Furniture, fixtures and equipment   . . . . .              21,718                               21,943
    Less:  accumulated depreciation
        and amortization  . . . . . . . . . . . .            (172,743)                            (152,713)
                                                           ----------                          -----------
Total income producing property . . . . . . . . .             670,605                              687,930

Land held for investment and/or sale  . . . . . .               4,021                                3,225
Real estate development in progress . . . . . . .              32,522                               36,282
Investment in partnerships  . . . . . . . . . . .              41,019                               14,115
                                                           ----------                          -----------
Total real estate and development assets  . . . .             748,167                              741,552

Cash and cash equivalents . . . . . . . . . . . .               4,367                               14,550
Restricted cash . . . . . . . . . . . . . . . . .              12,647                               19,354
Accounts receivable . . . . . . . . . . . . . . .              20,738                               17,274
Notes receivable  . . . . . . . . . . . . . . . .               7,141                                7,357
Deferred costs, net . . . . . . . . . . . . . . .              49,408                               49,596
Other assets  . . . . . . . . . . . . . . . . . .               4,865                                3,374
                                                           ----------                          -----------

TOTAL ASSETS  . . . . . . . . . . . . . . . . . .          $  847,333                          $   853,057
                                                           ==========                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes, and loans payable . . . . . . .          $  701,138                          $   676,435
Accounts payable and other liabilities  . . . . .              41,904                               39,375
                                                           ----------                          -----------
Total liabilities . . . . . . . . . . . . . . . .             743,042                              715,810

Minority interest . . . . . . . . . . . . . . . .              51,249                               66,839

STOCKHOLDERS' EQUITY
    Common stock $.01 par value, authorized
    100,000,000 shares, issued and outstanding
    16,905,953 shares   . . . . . . . . . . . . .                 169                                  169
    Additional paid-in capital  . . . . . . . . .             309,813                              309,813
    Accumulated deficit   . . . . . . . . . . . .            (256,940)                            (239,574)
                                                           ----------                          -----------
    Total stockholders' equity    . . . . . . . .              53,042                               70,408
                                                           ----------                          -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . .          $  847,333                          $   853,057
                                                           ==========                          ===========


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




See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)
                                  (Unaudited)



                                                                Three                 Three
                                                            Months Ended          Months Ended
                                                         September 30, 1996    September 30, 1995
                                                         ------------------    ------------------

RENTAL REVENUES:
    Minimum rent                                             $   23,847             $   22,223
    Percentage rents                                              1,144                  1,064
    Recoveries from tenants                                      11,227                 10,793
    Other revenue                                                 1,220                  1,371
                                                             ----------             ----------
    Total rental revenues                                        37,438                 35,451

PROPERTY OPERATING COSTS:
    Recoverable from tenants                                     10,044                  9,874
    Other operating                                               1,264                  1,338
                                                             ----------             ----------
    Total property operating costs                               11,308                 11,212
                                                             ----------             ----------

PROPERTY OPERATING INCOME:                                       26,130                 24,239

OTHER INCOME (EXPENSE):
    Fee income                                                    1,489                  1,737
    Interest income                                                 608                    589
    Interest expense                                            (11,196)               (10,984)
    General and administrative                                   (1,888)                (1,865)
    Depreciation and amortization                               ( 8,620)               (10,975)
    Other                                                           413                    511
                                                             ----------             ----------
                                                                (19,194)               (20,987)
                                                             ----------             ----------

Income before minority interest                                   6,936                  3,252

Minority interest                                                (3,408)                (1,584)
                                                             ----------             ----------

Net income                                                   $    3,528             $    1,668
                                                             ==========             ==========

Net income per common share                                  $     0.21             $     0.10
                                                             ==========             ==========

Dividends declared per common share                          $   0.4725             $   0.4725
                                                             ==========             ==========

Weighted average common shares outstanding                   16,905,953             16,905,953
                                                             ==========             ==========





See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)
                                  (Unaudited)



                                                                  Nine                   Nine
                                                              Months Ended          Months Ended
                                                           September 30, 1996    September 30, 1995
                                                           ------------------    ------------------

RENTAL REVENUES:
    Minimum rent                                             $   70,179             $   66,657
    Percentage rents                                              3,449                  3,121
    Recoveries from tenants                                      34,146                 32,733
    Other revenue                                                 3,657                  3,355
                                                             ----------             ----------
    Total rental revenues                                       111,431                105,866

PROPERTY OPERATING COSTS:
    Recoverable from tenants                                     30,708                 29,129
    Other operating                                               4,792                  3,178
                                                             ----------             ----------
    Total property operating costs                               35,500                 32,307
                                                             ----------             ----------

PROPERTY OPERATING INCOME:                                       75,931                 73,559

OTHER INCOME (EXPENSE):
    Fee income                                                    3,276                  2,405
    Interest income                                               1,801                  1,759
    Interest expense                                            (33,915)               (32,766)
    General and administrative                                   (6,077)                (5,649)
    Depreciation and amortization                               (28,216)               (30,936)
    Other                                                         2,629                    388
                                                             ----------             ----------
                                                                (60,502)               (64,799)
                                                             ----------             ----------

Income before extraordinary item and minority interest           15,429                  8,760

Extraordinary loss on debt extinguishment                          (983)                  (419)
                                                             ----------             ----------

Income before minority interest                                  14,446                  8,341

Minority interest                                                (7,098)                (4,062)
                                                             ----------             ----------

Net income                                                   $    7,348             $    4,279
                                                             ==========             ==========

Income per common share before extraordinary item            $     0.46             $     0.27
                                                             ==========             ==========

Net income per common share                                  $     0.43             $     0.25
                                                             ==========             ==========

Dividends declared per common share                          $   1.4175             $   1.4175
                                                             ==========             ==========

Weighted average common shares outstanding                   16,905,953             16,905,953
                                                             ==========             ==========





See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)



                                                                                       Nine                  Nine
                                                                                   Months Ended          Months Ended
                                                                                September 30, 1996    September 30, 1995
                                                                                ------------------    ------------------

OPERATING ACTIVITIES:
    Income before minority interest                                              $      14,446         $      8,341
    Adjustments to reconcile income before minority interest
       to net cash provided by operating activities:
          Net accretion of note receivable                                                (525)                (350)
          Depreciation and amortization                                                 31,063               33,841
          Provision for losses on accounts receivable                                      364                 (195)
          Net gain on sale of land and equipment                                        (2,830)                (580)
          Extraordinary loss on debt extinguishment                                        983                  419
          Other changes in assets and liabilities:
             (Increase) decrease in accounts receivable                                 (3,957)                (389)
             (Increase) decrease in notes receivable                                       741                  314
             (Increase) decrease in other assets                                        (1,491)              (1,375)
             (Decrease) increase in accounts payable and other liabilities               3,182                2,163
                                                                                 -------------         ------------
    Net cash provided by operating activities                                           41,976               42,189


INVESTING ACTIVITIES:
    Investment in real estate and development assets                                   (30,083)             (22,861)
    Proceeds from sale of land and furniture and equipment                               4,222                1,898
    Deferred costs                                                                     (10,370)              (7,670)
                                                                                 -------------         ------------
    Net cash used in investing activities                                              (36,231)             (28,633)


FINANCING ACTIVITIES:
    Proceeds from mortgages, notes and loans payable                                   109,900               64,481
    Repayments of mortgages, notes and loans payable                                   (85,197)             (23,891)
    Restricted cash                                                                      6,707                 (723)
    Dividends                                                                          (23,964)             (23,964)
    Distributions                                                                      (23,374)             (22,761)
                                                                                 -------------         ------------
    Net cash used in  financing activities                                             (15,928)              (6,858)
                                                                                 -------------         ------------


Net increase (decrease) in cash and cash equivalents                                   (10,183)               6,698
Cash and cash equivalents at beginning of period                                        14,550               20,057
                                                                                 -------------         ------------
Cash and cash equivalents at end of period                                       $       4,367         $     26,755
                                                                                 =============         ============

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized                               $      30,461         $     29,498
                                                                                 =============         ============





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

The Company, through the Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion, and development of super regional "value-oriented" malls (the "Mills") and community shopping centers (the "Community Centers") . As of September 30, 1996, the Operating Partnership owns or holds an interest in the following operating properties:


     Mills                                  Location
     -----                                  --------

    Franklin Mills                          Philadelphia, PA
    Gurnee Mills                            Gurnee (Chicago), IL
    Potomac Mills                           Woodbridge (Washington, DC), VA
    Sawgrass Mills                          Sunrise (Ft. Lauderdale), FL

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

In addition to the operating properties, the Company is actively involved in the development of a number of new Mills, including Ontario Mills (Los Angeles), Grapevine Mills (Dallas) and Arizona Mills (Tempe).

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1996, is not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto, included in the Mills Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

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

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


3. INVESTMENT IN PARTNERSHIPS

Certain Mills under development are partially owned through joint ventures ("Joint Ventures"). The Company is also the managing general partner of these Joint Ventures. The Company's interest in each Joint Venture is as follows:

                                                    Ownership %
                 Joint Venture                     as of 9/30/96
                 -------------                     -------------

                 Ontario Mills                           50.0%
                 Grapevine Mills                         37.5%
                 Arizona Mills                           35.0%
                 Columbus Mills                          75.0%


The Company does not control these Joint Ventures. As a result, its investments are accounted for under the equity method, where the investments are recorded at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. The Company reduces its investment in Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Joint Ventures.

In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date.

At September 30, 1996, the Joint Ventures had total assets of approximately $188 million, construction debt of approximately $42 million, and other construction related liabilities of approximately $43 million. The Company has guaranteed repayment of all of the construction debt until certain debt service coverage tests are met. The Company's proportionate share of the Joint Venture construction debt equals $21 million.

4.  DECLARATION OF DIVIDEND

On August 8, 1996, the Company declared a dividend of $.4725 per share which was paid on October 15, 1996 to stockholders of record as of October 1, 1996.

5.  SHELF REGISTRATION

The Company filed Form S-3 with the Securities and Exchange Commission for the registration of common stock, warrants and preferred stock which became effective October 31, 1996. No shares have been issued pursuant to this registration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of quarter ended September 30, 1996 to quarter ended September 30,
1995

Income before minority interest for the quarter ended September 30, 1996, increased by approximately $3.7 million (113.3%) to $6.9 million as compared with the quarter ended September 30, 1995. This increase was the result of increases in property operating income of approximately $1.9 million (7.8%) and a decrease in other expense (net of other income) of approximately $1.8 million (8.5%).

Property Operating Income:

Minimum rents for the quarter ended September 30, 1996, increased by approximately $1.6 million (7.3%) compared with the quarter ended September 30, 1995. The increase was due to the expansion of Sawgrass Mills and Liberty Plaza, and higher lease renewal rates across the properties.

Recoveries from tenants for the quarter ended September 30, 1996, increased approximately $0.4 million (4.0%) compared with the quarter ended September 30, 1995. This increase was primarily attributable to the expansion of Sawgrass Mills.

Other Income and Expense:

Fee income decreased by approximately $0.2 million (14.3%) for the quarter ended September 30, 1996, compared with the quarter ended September 30, 1995. The decrease was primarily due to lower development and leasing fees earned from Ontario Mills as the project nears its grand opening.

Interest expense increased by approximately $0.2 million for the quarter ended September 30, 1996, compared with the quarter ended September 30, 1995. The increase was primarily due to additional debt associated with the expansion of Sawgrass Mills which opened November 16, 1995.

Depreciation and amortization decreased $2.3 million (21.5%) for the quarter ended September 30, 1996, compared with the quarter ended September 30, 1995. The decrease was due to a $0.4 million decrease in amortization of loan costs as a result of refinancing the debt secured by the community centers and a $1.8 million decrease in depreciation expense due to assets reaching their depreciable lives.

Comparison of nine months ended September 30, 1996 to nine months ended September 30, 1995

Income before minority interest for the nine months ended September 30, 1996, increased by approximately $6.1 million (73.2%) to $14.4 million as compared with the nine months ended September 30, 1995. The increase was the result of an increase in property operating income of approximately $2.4 million (3.2%), a decrease in other expense (net of other income) of approximately $4.3 million (6.6%), and an increase in the loss on debt extinguishment of $0.6 million.

Property Operating Income:

Minimum rents for the nine months ended September 30, 1996, increased approximately $3.5 million (5.3%) compared with the nine months ended September 30, 1995. The increase was primarily due to the expansion of Sawgrass Mills and Liberty Plaza. Other increases include an expansion of the company's pushcart program and higher lease renewal rates across the properties.

Recoveries from tenants for the nine months ended September 30, 1996, increased approximately $1.4 million (4.3%) compared with the nine months ended September 30, 1995. The increase was primarily due to an increase of $1.1 million in recoverable expenses at Sawgrass Mills due to the recent expansion.

Other revenues for the nine months ended September 30, 1996, increased $0.3 million (9.0%) compared with the nine months ended September 30, 1995. The increase was primarily due to an increase in income from tenants who occupy space on a temporary basis.

Recoverable operating expenses for the nine months ended September 30, 1996, increased approximately $1.6 million (5.4%) compared with the nine months ended September 30, 1995. The increase was primarily due to increased expenses at Sawgrass Mills of $1.1 million related to its expansion, and an increase of $0.3 million at Franklin Mills as a result of the heavy snowfall during the first quarter of 1996.

Other operating expenses for the nine months ended September 30, 1996, increased approximately $1.6 million (50.8%) compared with the nine months ended September 30, 1995. This increase is primarily due to an increase in contribution to promotional programs of $0.7 million, an increase in bad debt expense of $0.3 million at certain projects, an increase in legal fees of $0.1 million for landlord/tenant litigation, an increase of $0.2 million for the expansion of the Company's push cart program, and an increase of $0.1 million for other taxes at Franklin Mills.

Other Income and Expense:

Fee income for the nine months ended September 30, 1996, increased $0.9 million (36.2%) compared with the nine months ended September 30, 1995. The increase was due primarily to development, leasing and finance fees earned from projects under development.

Interest expense increased by approximately $1.1 million (3.5%) for the nine months ended September 30, 1996, compared with the nine months ended September 30, 1995. This increase was primarily due to additional debt associated with the expansion of Sawgrass Mills which opened November 16, 1995.

General and administrative expense increased $0.4 million (7.6%) for the nine months ended September 30, 1996, compared with the nine months ended September 30, 1995. The increase was due to the Company reaching stabilized staff levels in 1996.

Depreciation and amortization decreased $2.7 million (8.8%) for the nine months ended September 30, 1996, compared with the nine months ended September 30, 1995. The decrease was due to a $0.7 million decrease in amortization of loan costs as a result of refinancing the debt secured by the community centers and a $1.8 million decrease in depreciation relating to assets reaching their depreciable lives.

Other income/expenses for the nine months ended September 30, 1996, increased $2.2 million compared with the nine months ended September 30, 1995. The increase was due to a $3.0 million increase in the gain on land sales offset by a $0.8 million loss on disposal of furniture, fixtures and equipment in 1996.

The extraordinary loss on debt extinguishment for the nine months ended September 30, 1996, increased $0.6 million compared with the nine months ended September 30, 1995. The 1996 loss was due to refinancing the debt secured by the community centers in January, 1996.

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

In order for the Operating Partnership to continue its planned development activities, it will have to obtain significant sources of equity and debt financing. A typical development project may require a capital investment ranging from $5.0 million to as much as $50.0 million prior to obtaining construction financing. Such financing is also generally contingent upon pre-leasing activity in the range of 40% to 60% of GLA. As of September 30, 1996, management had procured certain of the required equity and debt financing for its planned near-term development projects. On January 31, 1996, the Operating Partnership secured $76.0 million of permanent financing to repay its $60.0 million interim Community Center loan. This debt has a fixed interest rate of 7.16%, matures February 1, 2001, and amortizes on an 18 year basis. On January 11, 1996, the Company entered into a Master Repurchase Agreement by which it has effectively established a revolving credit facility in the amount of $8.7 million. Borrowings under this facility bear interest at Libor plus 1.25%. On August 6, 1996, the Operating Partnership borrowed $12.0 million pursuant to a promissory note and loan agreement secured by a first mortgage on the expansion at Sawgrass Mills. This note bears interest at Libor plus 2.35% and has a two year maturity. In October, 1996, the Company closed a $40.0 unsecured revolving line-of-credit. This loan has a two year term with a one year extension option and bears interest at Libor plus 3.0%. The proceeds from these borrowings will fund further development.

For most of the current projects under development, the Operating Partnership is pursuing development on a joint venture basis and thereby obtains a portion of the required equity from its joint venture partners. For instance, the Operating Partnership has formed a partnership with Kan Am, its largest investor, to provide half of the required equity financing for the Ontario Mills project in exchange for a 25% general and limited partnership interest. In December 1995, Simon Property Group, L.P. ("Simon") entered this project by providing 25% of the total project equity. In May, 1996, loan funding commenced on this project under the terms of a $110 million construction loan agreement with several commercial lenders.

On January 31, 1996, the Operating Partnership elected not to exercise its option to acquire a site proposed for its Columbus Mills project near Columbus, Ohio. The Operating Partnership is pursuing an alternative site in Columbus and is continuing its due diligence to ascertain its feasibility for the Columbus Mills development project. The Operating Partnership expects to recover all of its development costs incurred to date (approximately $9.0 million) in connection with the development of the Columbus Mills project.

On August 16, 1995, the Operating Partnership executed a letter of intent to form an alliance with Simon to co-develop several "Mills" projects. In December 1995, the parties formed a joint venture to develop Grapevine Mills in Grapevine, Texas. Kan Am became an equity partner in this project effective January, 1996, and material terms of construction financing have been agreed upon with a prospective lender. In April, 1996, a joint venture comprised of the Operating Partnership, Simon, Taubman Realty Group and Grossman Company Properties was formed to develop Arizona Mills in Tempe, Arizona. A construction loan commitment was obtained for this project in October, 1996. While management believes it can raise the funds necessary to complete its current and contemplated projects under development at September 30, 1996, there can be no assurance that the Operating Partnership will obtain such funds.

The Operating Partnership has limited its exposure to interest rate increases by purchasing interest rate caps on $293 million of its $329 million variable rate debt.

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

For the quarter ended September 30, 1996, FFO increased to $14.1 million, compared with $12.5 million for the third quarter of the previous year. FFO for the nine months ended September 30, 1996, increased to $40.3 million compared with $35.3 million for the comparable period in 1995. FFO amounts were calculated in accordance with the National Association of Real Estate Investment Trust's revised definition of FFO as described above. Under the previous method of reporting, FFO for the third quarter of 1996 was $16.3 million compared to $15.0 million for the comparable quarter of 1995 and $46.8 million for the first nine months of 1996, compared to $42.1 million for the previous year. The difference between the two methods is primarily attributable to non-cash items relating to amortization of interest rate buydown fees and interest rate caps as follows:

                                                                      Three Months Ended                Nine Months Ended
                                                                          September 30                     September 30
                                                                      --------------------              -----------------
                                                                      1996            1995              1996         1995
                                                                      ----            ----              ----         ----

FUNDS FROM OPERATIONS CALCULATION - NEW DEFINITION (1):
    Income before extraordinary item
         and minority interest                                   $   6,936       $   3,252         $  15,429    $   8,760
    Adjustments:
         Add:  Depreciation and amortization of
               real estate assets                                    7,187           9,243            24,049       26,532
         Add:  Loss on sale of furniture, fixtures
               and equipment                                             -               -               776            -
                                                                 ---------       ---------         ---------    ---------

    Funds from operations                                        $  14,123       $  12,495         $  40,254    $  35,292
                                                                 =========       =========         =========    =========

                                                                    Three Months Ended               Nine Months Ended
                                                                        September 30                    September 30
                                                                  -----------------------         ------------------------
                                                                 1996                1995         1996                1995
                                                                 ----                ----         ----                ----
FUNDS FROM OPERATIONS CALCULATION - OLD DEFINITION:
    Income before extraordinary item
         and minority interest                              $   6,936           $   3,252    $  15,429           $   8,760
    Adjustments:
         Add:  Depreciation and amortization of
               real estate assets                               7,187               9,243       24,049              26,532
         Add:  Amortization of interest rate buydown fee          950                 950        2,850               2,850
         Add:  Amortization of interest rate caps                 678                 678        2,034               2,034
         Add:  Other depreciation and amortization                755               1,054        2,133               2,370
         Add:  Straight-line interest expense                      40                 118          105                 307
         Add:  Loss on sale of furniture, fixtures
               and equipment                                        -                   -          776                   -
         Less: Straight-line rent adjustment                     (251)               (289)        (612)               (770)
                                                            ---------           ---------    ---------           ---------
         Total adjustments                                      9,359              11,754       31,335              33,323
                                                            ---------           ---------    ---------           ---------

    Funds from operations                                   $  16,295           $  15,006    $  46,764           $  42,083
                                                            =========           =========    =========           =========



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



                                                         Franklin Mills     Gurnee Mills   Potomac Mills
                                                         --------------     ------------   -------------

        Loan Amount                                      $165,000           $151,152       $136,000
        Deferred Cost Type                               Rate buydown (a)   Rate cap (b)   Rate cap (c)
        Deferred amount                                  $17,500            $4,632         $5,834
        Current Rate                                     7.13%              7.00%          6.29%
        Effective rate with amortization
           of cap or buydown                             9.43%              8.02%          7.15%
        Amortization:
           Period                                        4.6 yrs            3 yrs          5 yrs
           End date                                      Dec-98             Apr-97         Oct-99
        Annual amortization                              $3,800             $1,544         $1,167

        30 day Libor at 9/18/96:  5.48%

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





                                            THE MILLS CORPORATION

November 14, 1996                           By:  /s/ KENNETH R. PARENT
---------------------------                 ----------------------------------------------
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

     *10.23    Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers

     +10.24    Construction Loan Agreement dated November 9, 1995, by and between
               Ontario Mills Limited Partnership and Canadian Bank of Commerce, Bayerische Hypotheken-
               Und Wechsel-Bank Aktiengesellschaft and The Mitsubishi Bank of Commerce

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

      10.52    Note dated July 30, 1996, by Sawgrass Mills Phase II Limited Partnership in favor of
               CS First Boston Mortgage Capital Corporation.

      10.53    Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing
               dated as of July 30, 1996, between Sawgrass Mills Phase II Limited Partnership, as
               Mortgagor, and CS First Boston Mortgage Capital Corporation, as Mortgagee.

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