Form 10-K
period 1996-12-31
MILLS CORP
filed 1997-03-12
CIK 914713

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1996 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from ____________________ to ____________________

                         Commission File Number 1-12994

                              THE MILLS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


              DELAWARE                                 52-1802283
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporate or organization)                     Identification No.)

       1300 WILSON BOULEVARD                             22209
            ARLINGTON, VA                              (Zip Code)
(Address of principal executive office)


Registrant's telephone number, including area code: (703) 526-5000 Securities registered pursuant to Section 12(b) of the Act:

     Title of each Class           Name of each exchange on which registered
     -------------------           -----------------------------------------
       COMMON STOCK,                         NEW YORK STOCK EXCHANGE
      $0.01 PAR VALUE


Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No     .
                                               -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. / /

     As of March 10, 1997, the aggregate market value of the 16,308,744 shares of Common Stock held by non-affiliates of the registrant was $413,834,379, based upon the closing price ($25.375) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 10, 1997, there were outstanding 16,923,236 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the annual shareholders meeting to be held in 1997 are incorporated by reference into Part III.

                              THE MILLS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1996

                                TABLE OF CONTENTS
                                                                        PAGE NO.

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 29

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 31

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters . . . . . . . . . . . . . . . . . . . . . . . 32

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 32

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . .35

Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . 43

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . 43

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . 44

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . 46

Item 12.  Security Ownership of Certain Beneficial Owners and Management . 47

Item 13.  Certain Relationships and  Related Transactions. . . . . . . . . 47

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 48

Item 14.  Exhibits, Financial Statements, Schedules and Reports and
          Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 48

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 53

                                     PART I


ITEM 1.  BUSINESS


CAUTIONARY STATEMENT

     Certain matters discussed in this Form 10-K and the information incorporated by reference herein contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1993, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1933, as amended (the "Exchange Act") relating to, without limitation, future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items, demographic projections and federal income tax considerations, which can be identified by the use of forward-looking terminology such as "may," "will," "except," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements.

THE COMPANY

     The Mills Corporation (the "Company") owns, develops, redevelops, leases and manages a portfolio currently consisting of five super-regional, value and entertainment oriented malls (the "Mills") and 11 community shopping centers (the "Community Centers," and, together with the Mills, the "Properties"). The Company is a fully-integrated, self-managed real estate investment trust (a "REIT") with approximately 900 employees as of December 31, 1996 and provides all development, redevelopment, leasing, financing management and marketing services with respect to all Properties currently in operation. The Mills comprise the primary focus of the Company's operations, with approximately 7.9 million square feet of gross leasable area ("GLA") in five states, of which approximately 900,000 square feet is owned by certain anchor and tenants.

     The Company was originally incorporated in Virginia on January 2, 1991. In 1994, the Company was reincorporated in Delaware. On April 21, 1994, the Company consummated an initial public offering ("IPO") of 14,380,000 shares of its common stock, par value $.01 per share (the "Common Stock"). The net proceeds of the IPO ($310.0 million) were used primarily to repay certain mortgage and other indebtedness and to purchase interests in the partnerships that owned the Properties. In connection with the IPO, the Company was authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"). As of December 31, 1996, there were no shares of Preferred Stock outstanding. Upon completion of the IPO, the Company became the sole general partner of The Mills Limited Partnership (the "Operating Partnership") and currently owns 50.9% of the outstanding partnership interests ("Units") therein. Units (other than those owned by the Company) are exchangeable under certain circumstances for Common Stock or, at the option of the Company, the cash equivalent thereof. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain limited exceptions. The Operating Partnership either holds title to the Properties or directly or indirectly holds 100% of the general and limited partnership interests in the partnerships that own the Properties (the "Property Partnerships"), except for the Property Partnerships that own Franklin Mills and Ontario Mills, in which the Operating Partnership holds 77.6% (which represents 100% of the current income and cash flow from Franklin Mills) and 50%, respectively, as of December 31, 1996. The Operating Partnership has also formed joint ventures to develop additional properties.

      The Company conducts all of its business through the Operating Partnership and the Operating Partnership's various subsidiaries (the "Operating Subsidiaries"), which include: (i) Management Associates Limited Partnership (the "Management Partnership"), which provides leasing and management services for the Properties, and (ii) MillsServices Corp. (the "Third-Party Services Corporation"), which provides management services to properties in which the Operating Partnership does not own an interest and provides development services for the Properties and new properties acquired by the Company. The Operating Partnership owns 100% of the interests in the Management Partnership and 99% of the non-voting preferred stock (representing a 99% economic interest) and 5% of the voting common stock of the Third Party Services Corporation. In addition,

Herbert S. Miller, a director of the Company, and an affiliate of Kan Am U.S., Inc. ("Kan Am", which owns approximately 39.9% of the outstanding Units in the Operating Partnership) each own .5% of the non-voting preferred stock (representing, in the aggregate, a 1% economic interest) and 47.5% of the voting common stock of the Third-Party Services Corporation.


BUSINESS STRATEGY

     The Company intends to increase its cash flow and the value of its portfolio through active management of its existing Properties, expansion and remerchandising of existing Mills and the development of new Mills.

OPERATING STRATEGIES

     The Company intends to pursue the following operating strategies:

     MODIFY AND EXPAND EXISTING MILLS. The Company leases vacant and newly developed space with a view towards creating the most effective tenant mix and maximizing rental income. The Company is planning expansions of Potomac Mills, Sawgrass Mills and Gurnee Mills and is presently in the process of remerchandising Gurnee Mills and Franklin Mills, at an aggregate cost of approximately $115 million over the next three years. These expansion and remerchandising programs will result in new entertainment zones and, where appropriate, an upgrade of the tenant mix. The Company believes that the new entertainment zones will complement the Mills and will enhance productivity by attracting more shoppers and extending the shopping day.

         POTOMAC MILLS: The Company is planning to add an entertainment zone to Potomac Mills. The Company anticipates that construction will begin in late 1997 for a late 1998 or early 1999 opening. In anticipation of the expansion, the Company is upgrading the tenant mix in the corridor near the expansion and is negotiating to lease expansion space to AMC Theatres and a variety of themed restaurants and other entertainment oriented tenants.

         SAWGRASS MILLS: In November 1995, the Company completed the Phase II expansion of Sawgrass Mills. This expansion added approximately 136,000 square feet of GLA, which opened at 100% occupancy. The expansion cost approximately $24 million. In the third quarter of 1998, the Company expects to open Phase III of Sawgrass Mills to coincide with the opening of the new Florida Panthers Sports Arena located across the ring road from Sawgrass Mills. The Phase III expansion will consist of an approximately 270,000 square foot entertainment zone expected to be anchored by a 30-screen Cobb Theater. The Phase III expansion, which is presently in the pre-development stage, will be owned by a partnership formed by the Operating Partnership (50%) and Kan Am (50%) in which Kan Am has agreed to fund 100% of the project's initial required equity, for which Kan Am will receive a 9% annual preferred return. Under the terms of the partnership agreement, the Company has the right to buy out Kan Am's interest in this partnership prior to December 30, 1999, at 120% of Kan Am's capital contributions and accumulated preferred returns under certain terms and conditions set forth in the partnership agreement. The Company would provide all development, management and leasing services for the expansion, subject to the approval of Kan Am of certain major decisions, including a sale or refinancing of the project and the approval of the development and annual budgets. The Company would guarantee completion of the expansion within the parameters of the approved development budget.

         GURNEE MILLS: As part of the Gurnee Mills expansion and remerchandising initiative, the Company expects to expand Gurnee Mills by over 150,000 square feet of GLA in addition to upgrading the tenant mix. The expansion will feature a 125,000 square foot Bass Pro Shops Outdoor World upon which construction began in early 1997. In addition, the Company expects to open two other anchor stores by the end of 1998. In 1996, Rainforest Cafe opened at

Gurnee Mills. The Company has signed a lease with another themed restaurant, Planet Hollywood, to open in 1997. In addition to these tenants, the Company expects to add additional entertainment type uses within the existing mall over the next two years.

         FRANKLIN MILLS: The Company began its efforts to remerchandise Franklin Mills in 1996 by upgrading its tenant mix with such tenants as Tommy Hilfiger, Brooks Brothers and Nautica. In addition, the Company has signed leases with DKNY, Talbots, The Gap Outlet and Polo and has obtained a commitment from General Cinema for an 18-screen theatre on which the Company expects to begin construction by the second quarter of 1997. The theatre will be the cornerstone for an entertainment zone that will include at least two other entertainment concepts, such as themed restaurants and interactive entertainment venues.

     CREATE ENTERTAINMENT ZONES. The Company intends to expand and reconfigure its first four Mills projects to include new entertainment zones. The entertainment zone at Ontario Mills, the Company's newest Mills, is the prototype for future Mills entertainment zones. Such entertainment zones will include multiplex theaters, virtual reality game rooms, educational environmental habitats, themed restaurants and participatory retailers in which the consumer is given the opportunity to test the products in a real-life setting. Ontario Mills currently includes a 30-screen AMC Theatres and a Virgin Megastore. Scheduled to open in 1997 are a Sega Gameworks, Dave & Busters and American Wilderness Experience. Phase III of Sawgrass Mills is expected to include a Cobb Theatre expanded from 18 to 30 screens. Franklin Mills has received a commitment from General Cinema for an 18-screen theater. Gurnee Mills opened a Rainforest Cafe in 1996 and plans to open a Planet Hollywood and a Bass Pro Shops Outdoor World in 1997. The Company believes these entertainment zones will lead to significant incremental customer traffic at the Mills, extend consumers' shopping day and lead to the creation of additional destination sites.

     WORK WITH TENANTS TO DEVELOP NEW RETAIL CONCEPTS. The Company intends to continue to work with existing tenants and potential tenants to develop new retail concepts. This strategy has worked for retailers who have performed well in traditional retail formats but wanted to develop and expand into the outlet format. Ann Taylor, Calvin Klein, Last Call from Neiman Marcus and Saks Fifth Avenue are examples of retailers that opened their first outlet stores in a Mills and that later expanded their outlet format in other Mills. Ontario Mills is the site for Bernini's first Off Rodeo Drive outlet. In addition, the Mills also provide traditional urban retailers a growth vehicle for expanding into non-urban markets. Examples include Virgin Megastore, which opened its first non-urban location in Ontario Mills and Planet Hollywood, which has committed to open at Gurnee Mills in 1997.

     BUILD BRAND NAME RECOGNITION FOR THE MILLS. The Company intends to continue to build brand name recognition for the Mills. The Company has created brand name recognition by developing a distinctive retail environment which offers innovative retail formats, value shopping and entertainment concepts that attract a wide variety of tenants and consumers. The Company coordinates its advertising programs to increase brand name recognition in its primary markets and to attract high a volume of consumers. The Company believes that its brand name recognition has not been duplicated within the shopping center industry in any U.S. market.

     MAINTAIN STRONG TENANT RELATIONSHIPS. The Company intends to continue to maintain strong relationships with its existing tenants and high occupancy rates. The success of this strategy is evidenced by both its high tenant retention rate, with approximately 77% of expiring specialty store GLA being renewed upon lease expiration during 1996 and by the existing Mills being 95% leased as of December 31, 1996 (excluding Ontario Mills). One hundred and eighty-three of the Mills' tenants have stores located in more than one Mills, including Ontario Mills. Of the total GLA of each of the five existing Mills at December 31, 1996 (excluding GLA owned by anchor store tenants), 77% of Gurnee Mills, 67% of Potomac Mills, 67% of Sawgrass Mills, 62% of Ontario Mills, and 53% of Franklin Mills consist of tenants common to at least one other Mills. The Company has generated goodwill among many retailers who commit to future Mills projects years in advance of their completion. As of February 11, 1997, Grapevine Mills was approximately 55% pre-leased including nine executed leases and six lease commitments from anchor store tenants and Arizona Mills was approximately 62% pre-leased including nine executed leases and three lease commitments from anchor store tenants.

     ACTIVELY MARKET PROPERTIES TO CONSUMERS. The Company intends to continue to actively market its Properties by formulating marketing plans based on research and tailored to each specific Property. Such plans include print, radio and television advertising, public relations, special events and the development of tour and travel programs. The Company believes that an aggressive marketing effort allows the Properties to maintain a loyal shopper base and attract new consumers.

     PROVIDE ACTIVE PROPERTY MANAGEMENT SERVICES. The Company intends to continue to provide pro-active site management. The on-site property management team controls every aspect of the day-to-day needs of the Mills including operations, maintenance, security and merchant relations in order to enhance productivity and profitability. Further, where desirable and possible, such management team attempts to terminate the leases of under-performing tenants and renegotiate existing leases to expand, relocate or assemble space for more productive tenants.

DEVELOPMENT STRATEGIES

     The Company's strategic business plan primarily consists of developing and opening an additional five Mills over the next three years with an aggregate of approximately 7.2 million square feet of GLA, including finishing construction on Grapevine Mills and Arizona Mills and developing three additional Mills, Mills City at Orange, Houston Mills and Meadowlands Mills. The Company also intends to pursue the development of Mills-type projects in selected metropolitan markets and has identified approximately 20 additional markets in the U.S. that could currently support a Mills project. The Company is also exploring the feasibility of developing additional Mills-type projects in selected international major metropolitan markets as a long-term growth strategy. The Company is focused on selected markets, where management believes population growth exceeds national rates, land is relatively abundant and development and entitlement processes are comparatively streamlined. Two projects are currently under construction and scheduled to open in the fourth quarter of 1997, Grapevine Mills, which will serve the Dallas/Fort Worth metropolitan market and Arizona Mills, which will serve the Phoenix metropolitan market. The remaining three sites under development, Mills City at Orange, Houston Mills and Meadowlands Mills, are in the early stages of development and are scheduled to open in 1998, 1999 and 1999, respectively.

     To finance this rapid growth strategy, the Company has aligned itself with certain joint venture partners, including Kan Am, Simon DeBartolo Group, Inc. ("Simon) and Taubman Realty Group Limited Partnership ("Taubman"), and has reached an agreement in principle to form one or more such joint ventures with Cambridge Shopping Centres Ltd. of Canada ("Cambridge"). Additionally, the Company, subject to shareholder approval, is negotiating the terms of an agreement with Kan Am whereby Kan Am will provide approximately $50 million in preferred equity capital on what the Company believes would be attractive terms. There can be no assurance, however, that any such agreement will be entered into or that shareholder approval will be obtained. The Company believes that these alliances are very beneficial to the Company for the following reasons: (1) such joint ventures represent a clear endorsement by the Company's joint venture partners of the Mills concept and the Company's management, and its development, leasing and property management capabilities and (2) the joint venture partners provide the Company with additional sources of equity and additional financial strength and, as a result, facilitate construction and permanent financing. Although the Company believes it is now well-positioned to develop future projects on its own, it will continue to evaluate joint venture arrangements as a financing alternative. In addition, the Company will develop projects with Simon when required under the terms of the Simon Agreement. See "Simon Agreement." In connection with these joint ventures, the Company receives fees or reimbursements for its leasing, management, development and financing services.

     In addition to the five projects currently under development, the Company or its joint venture partners control and are conducting due diligence on sites in Charlotte, North Carolina, Monee, Illinois, Columbus, Ohio and San Francisco, California, and is exploring many other locations, including Atlanta, Georgia, Cleveland, Ohio, Baltimore, Maryland, Tampa Bay, Florida, St. Louis, Missouri and San Diego, California. Furthermore, through its proposed alliance with Cambridge, the Company plans on beginning development of Mills projects in Canada. The Company is exploring Toronto, Ontario as the first site to be developed by this future venture.

                             MILLS UNDER DEVELOPMENT

                                              ACTUAL/                                                  ESTIMATED         ANCHOR
                                           ANTICIPATED    ANTICIPATED                    COMPANY       AGGREGATE          STORE
                          METROPOLITAN    CONSTRUCTION       OPENING      APPROXIMATE    OWNERSHIP      PROJECT          TENANT
NAME/LOCATION             AREA SERVED       START DATE       DATE(1)        GLA(2)       ---------      COST(3)        COMMITMENTS
-------------             ------------    ------------    -----------     -----------                   -------        -----------
                                                                                                     (IN MILLIONS)
Grapevine Mills. . . .    Dallas/Fort        3rd Q '96      4th Q '97      1,500,000     37.5%       $203                  15
Grapevine, TX             Worth
Arizona Mills. . . . .    Phoenix            3rd Q '96      4th Q '97      1,200,000     36.8%       $183                  12
Tempe, AZ
Mills City . . . . . .    Los Angeles/       2nd Q '97      4th Q '98        800,000     50.0%       $167                   3
at Orange                 Orange County
Orange, CA
Houston Mills. . . . .    Houston              1998           1999         1,600,000     (4)         (4)                 N/A(5)
Houston, TX
Meadowlands               New York City/       1998           1999         2,100,000     (4)         (4)                   10
  Mills. . . . . . . .    Northern New
  Carlstadt, NJ           Jersey

------------

(1) Anticipated Construction Start Dates and Opening Dates may be subject to adjustment as a result of factors inherent in the development process, some of which may not be under the direct control of the Company.
(2) Approximate GLA includes space that may be owned by certain anchor store tenants.
(3) Estimated Aggregate Project Cost as of December 31, 1996 is based on the Company's best estimate of the underlying components, many of which may not be under the direct control of the Company.
(4) The ownership structure and budgets for these properties have not yet been determined.
(5)  Leasing activity has not yet commenced for Houston Mills.

     Following is a description of the five projects currently under development by the Company.

     GRAPEVINE MILLS-GRAPEVINE, TEXAS. Development of Grapevine Mills commenced in the third quarter of 1996 on a 175-acre site in the City of Grapevine, Texas, two miles north of the Dallas/Fort Worth Airport. The project is expected to include approximately 1.5 million square feet of GLA of both retail space and large entertainment facilities. As of February 11, 1997, Grapevine Mills was approximately 55% pre-leased, including nine executed leases with anchor store tenants (Off 5th-Saks Fifth Avenue, Burlington Coat Factory, Bed, Bath and Beyond, Group USA, Rainforest Cafe, Books-A-Million, Sega Gameworks, American Wilderness Experience and AMC Theatres) and lease commitments from an additional six anchor store tenants for a total of approximately 661,000 square feet of GLA and has executed leases for approximately 157,000 square feet of specialty store space.

     Grapevine Mills is being developed by a limited partnership consisting of the Operating Partnership (37.5%), Simon (37.5%) and Kan Am (25%). The Company is providing development, management and leasing services for the project, subject to the approval of Simon and Kan Am for certain major decisions, such as changes to the plan of development, the annual operating budget for the project and any proposed sale or refinancing. Kan Am has agreed to contribute 50% of the initial required equity capital. The Operating Partnership and Simon are responsible for the balance of the initial required equity capital on a pro rata basis and have agreed to guarantee any project cost overruns not funded by the initial equity capital and construction financing. The project is expected to cost a total of $203 million. In July 1996, the venture obtained a commitment from NationsBank to provide $140 million of construction financing, and expects this commitment to be increased to $155 million. The loan will have a term of four years, subject to a one-year extension at the Company's option, and will bear interest at a rate equal to the 30-day LIBOR ("LIBOR") plus 165 basis points (subject to reduction to 135 basis points if certain debt service ratios are achieved). Development costs incurred through December 31, 1996 were approximately $34 million (net of tax increment financing).

     Under the terms of the limited partnership agreement, after the tenth anniversary of the project's opening, any partner can exercise certain buy-sell provisions by which the offering partner can require the other partners to sell to the offering partner their respective interests in the partnership or alternatively, purchase the interest of the offering partner in the partnership.

     ARIZONA MILLS-TEMPE, ARIZONA. Development of Arizona Mills commenced in the third quarter of 1996 on a 115-acre site located 20 minutes from downtown Phoenix, at the intersection of Interstate 10 and Superstition Freeway (Highway 60). Anticipated to open in the fourth quarter of 1997, Arizona Mills is expected to contain approximately 1.2 million square feet of GLA of both retail space and large entertainment facilities. As of February 11, 1997, Arizona Mills was approximately 62% pre-leased, including anchor store tenant leases with Burlington Coat Factory, Off 5th-Saks Fifth Avenue, Oshman's, Harkins Cinema, J.C. Penney, Rainforest Cafe, Group USA, Hi-Health and Sega Gameworks, and commitments had been obtained from an additional three anchor store tenants for a total anchor store tenant commitment of approximately 553,000 square feet. The Company has executed leases for approximately 216,000 square feet of GLA for specialty stores as of February 11, 1997.

     Arizona Mills is being developed by a joint venture consisting of the Operating Partnership (36.8%), Taubman (36.8%) and Simon (26.4%). The Company is providing construction management, property management, marketing and leasing services for the project. Major decisions such as a sale or refinancing of the project and approval of annual budgets require approval of all joint venture partners. All joint venture partners are obligated to contribute required equity capital on a pro rata basis. The project is expected to cost approximately $183 million. In January 1997, the joint venture entered into a $145 million construction financing loan with United Bank of Switzerland. The loan has a term of five years and bears interest at a rate equal to LIBOR plus 130 basis points (subject to reduction to 115 basis points upon obtaining a rating of A- or better from a nationally recognized rating agency). Development costs through December 31, 1996 were approximately $54.7 million (net of tax increment financing).

     Under the terms of the joint venture agreement, following the fifth anniversary of the project's opening (or, if later, the date that 90% of the project has been leased), if the joint venture partners are unable to agree upon certain major decisions, any joint venture partner can cause the project to be sold pursuant to certain required procedures. Upon such a sale, the proceeds would be distributed to the joint venture partners on a pro rata basis.

     MILLS CITY AT ORANGE-ORANGE, CALIFORNIA. Mills City at Orange is proposed for development on an approximately 85-acre site located at the intersection of the Santa Ana Freeway (I-10), the Garden Grove Freeway and Orange Freeway (Highway 57) in the City of Orange, California, three miles from Disneyland. This project will be developed on the site of an existing shopping center located in what management believes to be one of the wealthiest areas and strongest retail markets in the country. The redeveloped Mills-type project will consist of an approximately 800,000 square foot open air shopping center that will feature a 30-screen AMC Theatres included in approximately 330,000 square feet of entertainment and dining facilities in addition to upscale value-retail stores. In addition to AMC Theatres, the Mills has obtained commitments from Off 5th-Saks Fifth Avenue and Borders Books.

     The Company expects to begin demolition of the existing shopping center in the first quarter of 1997 and to open the project in the fourth quarter of 1998. The project is expected to cost approximately $167 million (net of tax increment financing). Development costs through December 31, 1996 were approximately $9 million.

     The project will be owned by a partnership between the Operating Partnership (50%) and Kan Am (50%). The Company would provide all development, leasing and management services for the project, subject to the approval of

Kan Am for certain major decisions, including a sale or refinancing of the project and approval of annual budgets. The Company would guarantee completion of the project within the parameters of an approved budget. Kan Am has committed to fund up to $45 million (which represents 100% of the estimated equity required for this project) after the receipt of construction loan financing in the amount of $122 million.

     Under the terms of the limited partnership agreement, following the tenth anniversary of the project's opening, either the Operating Partnership or Kan Am can exercise a buy-sell provision whereby the Operating Partnership, if it is the offeror, can require Kan Am to transfer its entire interest in the partnership or Kan Am, if it is the offeror, can require the Operating Partnership to acquire Kan Am's entire interest in the partnership.

     HOUSTON MILLS-HOUSTON, TEXAS. The Company has acquired an option to acquire a 500-acre site located at the intersection of Katy-Fort Bend Road and I-10 in Fort Bend and Harris Counties. The approximately 1.6 million square foot project planned for this site will consist of a combination of specialty retailers, cinemas and themed restaurants. The Company expects to open this project in 1999.

     MEADOWLANDS MILLS-CARLSTADT, NEW JERSEY. The Company has acquired a mortgage interest in a 595-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City and has signed certain preliminary agreements with Empire Ltd., the current owner of the site, concerning the development of Meadowlands Mills. The approximately 2.1 million square feet project planned for this site will combine more than 200 specialty retailers, cinemas and themed restaurants. Ogden Entertainment, DeBartolo Entertainment and Virgin Entertainment Group have agreed in principle to plan and jointly develop the entertainment component of the project which will occupy approximately 600,000 square feet. On November 19, 1996, the Company announced commitments from ten anchor store tenants, including Off 5th-Saks Fifth Avenue, The Sports Authority, Group USA, Off Rodeo Drive and Rainforest Cafe. The Company currently expects to open the project in 1999.

     The preliminary agreements with the site owner contemplate that the project will be developed by a joint venture to be formed among the Operating Partnership (82%), Empire Ltd. (13%) and Bennett S. Lazare, an individual affiliated with Empire Ltd. (5%). The agreements further provide that upon receipt of a final fill permit for the project, the site is to be conveyed to the new joint venture, and the Operating Partnership is to contribute 75% of its mortgage interest to the new joint venture and is to receive a credit to its capital account in the amount of $12 million plus certain other predevelopment costs advanced on behalf of the project. The preliminary agreements also provide that the interests of the three joint venture partners may be diluted by as much as 50% if an additional equity partner is admitted to the joint venture. If all other permits required to develop the shopping center shall not have been obtained within two years following the receipt of the final fill permit, then the Operating Partnership shall have the right to sell the site, subject to certain buy/sell provisions.

     SIMON AGREEMENT. The Operating Partnership entered into an agreement with Simon pursuant to which Simon and the Operating Partnership have agreed to examine the feasibility of joint development and ownership of Mills-type shopping centers in various metropolitan markets (the "Simon Agreement"). The Simon Agreement provides, generally, that Simon and the Operating Partnership would hold equal interests in each joint venture entity and contribute needed capital on a pro rata basis. Three joint ventures have been formed as of December 31, 1996 in connection with the development of Ontario Mills, Grapevine Mills and Arizona Mills and the parties have announced their intention to form a new joint venture in connection with the development of a site in Charlotte, North Carolina. The Operating Partnership generally acts as the managing member or managing general partner, as the case may be, of each entity. Primary responsibility for the development, management and leasing of each joint venture project formed as of the date hereof has been undertaken by the Operating Partnership. The Simon Agreement restricts Simon until December 2003 from competing with the Operating Partnership by developing or acquiring Mills-type projects, and places additional restrictions on Simon's ability to hire employees of the Operating Partnership or its affiliates and to acquire stock in the

Company above certain specified levels. In addition, the Operating Partnership has agreed that until December 2003 it will not develop a Mills-type shopping center within certain designated metropolitan areas without affording Simon a first right to jointly develop such project.

FINANCING STRATEGIES

     The Company intends to continue to reduce its exposure to refinancing risk and interest rate fluctuations. Prior to the Potomac Mills-Gurnee Mills securitization (at December 1, 1996), the Company's debt portfolio consisted of 48.3% variable rate debt ($349.0 million), most of which was subject to tiered caps, and the portfolio had a weighted average maturity of 2.5 years. Following this refinancing (at December 31, 1996), only 10% of the Company's debt portfolio, or $72 million, was variable rate debt, and the weighted average maturity of the debt portfolio was extended to 4.5 years. In addition, the Company expects to refinance the $165 million mortgage on Franklin Mills in the first half of 1997, extending its maturity through a fixed rate securitization. The Company has also taken steps to increase its liquidity. In October 1996, the Company obtained a $40 million line of credit from Credit Suisse First Boston for the purpose of funding development activities and general working capital (the "Line of Credit") which has a variable interest rate equal to LIBOR plus 300 basis points and matures on October 31, 1998 (with an option for a one-year extension). The Company expects to increase the size of the Line of Credit in the second quarter of 1997. Through its refinancing efforts and the Offering, the Company will have significantly improved its balance sheet by lowering the Company's leverage, extending debt maturities and fixing interest rates.

     Over the last two years, the Company formed joint ventures to finance the development of certain Mills projects. The Company has established certain joint ventures with Kan Am, Simon and Taubman and has reached an agreement in principle to form one or more such joint ventures with Cambridge. While the Company has utilized such joint ventures in the past, the Company may or may not continue to use joint ventures in the future as a financing vehicle, except when required under the terms of the Simon Agreement.

COMPETITION

    There are other companies that are engaged in the development or ownership of value retail properties that compete with the Company in seeking tenants. This results in competition for acquisition of prime locations and for tenants who will lease space in the value retail properties that the Company and its competitors own or operate. The development of new super-regional outlet malls or other value retail shopping centers with more convenient locations or better rents may attract the Company's tenants or cause them to seek more favorable lease terms at or prior to renewal, and may accordingly adversely affect the business, revenues or value of the Properties. In addition, traditional retailers may increase their competition with value retailers for the limited pool of consumers by engaging in marketing and selling activities similar to those of value retailers, thus blurring the distinction between traditional retailers and value retailers.

SEASONALITY

    The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the Christmas season. As a result, a substantial portion of the percentage rents are not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of the temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and FFO, although this impact is largely mitigated by accruing minimum and percentage rents on a straight line basis during the year in accordance with GAAP.


TAX STATUS

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"). The Company believes that it was organized and has operated in such a manner to qualify as a REIT, and the Company intends to continue to operate in such a manner, but no assurance can be given that it has operated in a manner so as to qualify, or will operate in a manner so as to continue to qualify as a REIT. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income and gains from certain property sales. The Third-Party Services Corporation, which provides management services to properties in which the Operating Partnership does not own an interest and provides development services for properties which are not 100% owned by the Operating Partnership, is subject to corporate-level federal, state and local corporate income taxes on its income.

ENVIRONMENTAL MATTERS

     The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company is not aware of any environmental condition which the Company believes would have a material adverse effect on the Company's financial condition or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties have not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company.

     Phase I environmental reports or updates thereof were completed by independent environmental consultants on all Properties within the last four years. These reports did not reveal any material environmental concerns except as noted below with respect to the Western Hills Community Center. Concerns were raised in a September 1993 Phase I report on the Mount Prospect Plaza Community Center as to two offsite leaking underground storage tanks, but were rated as minimal on additional investigation performed for a February 1995 update. Since Phase I environmental reports do not involve invasive procedures such as soil sampling and underground analysis, no assurance can be given that these reports reveal all potential environmental liabilities.

     Limited quantities of asbestos containing materials ("ACMs") are present in certain of the Properties. The ACMs found are generally non-friable (meaning that the ACMs are not easily crumbled and thus are less likely to release asbestos fibers into the air), in good condition and are unlikely to be disturbed. With certain exceptions, these ACMs will be removed by the Company in the ordinary course of renovation or reconstruction. Prior to removal, these ACMs will be monitored and maintained by the Company in accordance with procedures established by the Environmental Protection Agency, the Occupational Safety and Health Administration and other applicable governmental authorities.

     The Phase I environmental assessment prepared for the Western Hills Community Center revealed that leaking underground storage tanks were removed from an adjacent BP service station. The site investigation BP's consultant conducted after the removal determined that groundwater contamination attributable to the BP site exists. The groundwater flow direction generally is cross-gradient to the Western Hills Community Center. The Phase I report noted that there is a potential that the southeastern corner of the Property that is closest to the BP station may have been contaminated by the leaking tank at the BP site. As a result, a recommended Phase II assessment of the Property was conducted in December 1993 which did not encounter groundwater and thus found no evidence of groundwater contamination. The Phase II assessment concluded that although low levels of petroleum hydrocarbons were detected in the soil, those levels were well below Ohio action levels.

UNINSURED LOSS

     In February 1993, the Property Partnership that owns Sawgrass Mills filed a lawsuit against various parties seeking damages for the repair and replacement of the heating, ventilating and air conditioning systems (the "HVAC") at Sawgrass Mills as a result of the excessive corrosion of HVAC pipes. The partnership's insurance policy may not cover this loss.
Currently, the Company believes that remediation or replacement of the HVAC systems may be phased in over several years. The partnership has established a cash reserve of $1.5 million pursuant to the terms of the Sawgrass Mills securitized debt financing. The reserve is pledged as additional security for the Sawgrass Mills debt and is required to be used in its entirety by no later than January 18, 2000 and only to fund the replacement of cooling water piping used in the HVAC systems. In December 1996, the partnership settled its claims for an aggregate sum of $2.8 million, the net proceeds of which have been accrued as a reserve to fund such repair or replacement.

CORPORATE HEADQUARTERS

     The Company's executive offices are located at 1300 Wilson Boulevard, Arlington, VA 22209. The Company's telephone number is (703) 526-5000.

ITEM 2.  PROPERTIES


THE MILLS

     The following tables set forth certain information relating to the Mills as of December 31, 1996. The Company either holds title to the Properties or directly or indirectly holds 100% of the general and limited partnership interests in the Property Partnerships, except for the Property Partnerships that own Franklin Mills and Ontario Mills, in which the Company holds 77.6% (which represents 100% of the current income and cash flow from Franklin Mills) and 50%, respectively, either directly or indirectly, of the partnership interests.

THE MILLS


                                            GROSS LEASABLE AREA
                                                 (SQ. FT.)                            PERCENT LEASED (3)
                                         ------------------------                    -------------------

                  YEAR        LAND                                                                            TOTAL
               COMPLETED/     AREA          ANCHOR      SPECIALTY       TOTAL        ANCHOR    SPECIALTY     PERCENT
 PROPERTY       EXPANDED     (ACRES)     STORES(1)(2)    STORES        GLA (2)       STORES     STORES      LEASED(3)
---------      ---------     -------     ------------   ---------      -------       ------    ---------    ---------
Potomac        1985/1986       161        1,005,942      632,921      1,638,863       100%        93%          97%
Mills          1993

Franklin       1989            170        1,155,303      606,923      1,762,226       100%        83%          93%
Mills

Sawgrass       1990            150        1,193,683      684,726      1,878,409        98%        97%          97%
Mills          1995

Gurnee         1991            233          827,872      639,742      1,467,614        94%        91%          93%
Mills

Ontario        1996            165          684,346      512,375      1,196,721(5)     95%        85%          90%
Mills

                              -----      ----------   ----------      ---------
Totals/
Weighted
Averages                       879        4,867,146    3,076,687      7,943,833      98%(7)     91%(7)       95%(7)
                               ---        ---------    ---------      ---------
                               ---        ---------    ---------      ---------



                                                                                         SALES PER SQ. FT.
                 ANNUALIZED    NUMBER                                                    -----------------
                    BASE         OF                                                      ANCHOR   SPECIALTY
                   RENT(4)     STORES     ANCHOR STORE TENANTS                           STORES    STORES
                   -------     ------     --------------------                           ------   ---------
Potomac Mills    $20,103,649     229      AMC Theatres, Books-A-Million, Burlington       $185      $289
                                          Coat Factory*, Daffy Dan's, Everything
                                          Rubbermaid, IKEA, J.C. Penney Outlet,
                                          Linen's N'Things, Marshalls, Nordstrom
                                          Rack, Off 5th-Saks Fifth Avenue, Outlet to
                                          the Far East, Spiegel Outlet, Syms, The
                                          Sports Authority, TJ Maxx and Waccamaw
                                          Pottery

Franklin          15,471,871     225      Bed, Bath & Beyond, Burlington Coat              182       254
Mills                                     Factory,Filene's Basement, J.C. Penney
                                          Outlet, Last Call from Neiman Marcus,
                                          Marshalls, Nordstrom Rack, Office Max,
                                          Pharmor*, Ports of the World**, Off 5th -
                                          Sakes Fifth Avenue, Sams Wholesale Club*,
                                          Spiegel Outlet, Syms and TJMaxx

Sawgrass          23,681,050     256      Beall's Outlet Store, Bed, Bath & Beyond,       329       407
Mills                                     Books-A-Million, BrandsMart, Burlington
                                          Coat Factory, Cobb Theatre, J.C. Penney
                                          Outlet, Last Call from Neiman Marcus,
                                          Loehmanns, Marshalls, Off 5th - Saks Fifth
                                          Avenue, Rainforest Cafe, Service
                                          Merchandise*, Spec's Outlet, Spiegel
                                          Outlet, The Sports Authority, TJ Maxx,
                                          Target Greatland*, VF (Vanity Fair) Outlet
                                          Marketplace* and Waccamaw Pottery

Gurnee            15,094,795     218      Bed, Bath & Beyond, Burlington Coat              151       252
Mills                                     Factory*, J.C. Penney Outlet, Marcus
                                          Theater*, Marshalls, Off 5th-Saks Fifth
                                          Avenue, Rainforest Cafe, Spiegel Outlet,
                                          The Sports Authority, Syms, TJ Maxx, Value
                                          City* and Waccamaw Pottery

Ontario           14,797,592     174      AMC Theatres*, Bed, Bath & Beyond,              N/A(6)    N/A(6)
Mills                                     Burlington Coat Factory, Foozles, Group
                                          USA, J.C. Penney Outlet, Marshalls, Mikasa
                                          Factory Store, Off 5th-Saks Fifth Avenue,
                                          Off Rodeo Drive, The Sports Authority,
                                          TJ Maxx, Totally For Kids
                 -----------   -----
Totals/
Weighted
Averages         $89,148,957   1,102                                                      $   218   $   307
                 -----------   -----
                 -----------   -----

-------------------------

 *Tenant owns store within the Mills
**Ground Lease

Notes:

(1)  Anchor stores include all stores occupying more than 20,000 square feet.
(2) Includes 914,947 square feet of GLA owned by certain anchor store tenants as follows: Potomac Mills-80,000 square feet of GLA; Franklin Mills-208,602 square feet of GLA; Sawgrass Mills-281,774 square feet of GLA;
     Gurnee Mills-219,571 square feet of GLA, and Ontario Mills-125,000 square feet of GLA.
(3) Percent Leased is defined as all space leased and for which rent was being paid as of December 31, 1996, excluding tenants with leases having a term of less than one year.
(4) Annualized base rent is the base rent payable in December 1996 multiplied by 12.
(5) Ontario Mills, upon completion of space for eight anchor store tenants containing approximately 500,000 square feet of GLA, will contain approximately 1.7 million square feet of GLA, including GLA owned by certain anchor store tenants.
(6) 1996 Sales Per Square Foot information is not available for Ontario Mills which has not completed its initial lease-up.
(7) Excludes Ontario Mills which opened on November 14, 1996 and has not completed its initial lease-up.

AVERAGE ANNUAL EFFECTIVE RENT

     The following table sets forth, for the past five years, certain information regarding minimum and percentage rents for the Mills (excluding Ontario Mills).

                AVERAGE ANNUAL EFFECTIVE RENT PER SQUARE FOOT (1)
              POTOMAC MILLS    FRANKLIN MILLS    SAWGRASS MILLS     GURNEE MILLS
             ---------------   --------------   ----------------   -------------
     1996            $ 14.00          $ 11.40            $ 16.55         $ 13.62
     1995              13.30            11.33              15.66           12.89
     1994              13.00            11.64              14.54           12.83
     1993              11.99            12.59              15.69           13.86
     1992              12.02            12.92              14.70           13.76

--------------

(1) Average annual effective rent per square foot is based on annual minimum rent and percentage rent dividend by average occupancy within each center.

     The lease expirations, operating trends and rental rates for each Mills individually and the Community Centers in the aggregate follow this section. The Operating Trends and Rental Rates tables for existing Mills exclude Ontario Mills which opened on November 14, 1996 and has not yet completed its initial lease-up.

EXISTING MILLS LEASE EXPIRATIONS

     The following table sets forth scheduled lease expirations during each of the next ten years and thereafter of leases for stores at the existing Mills including Ontario Mills in the aggregate, assuming that none of the tenants exercises available renewal options. At December 31, 1996, the average remaining lease term was 7.4 years for anchor store tenants and 4.8 years for specialty store tenants.

                                   NUMBER OF            GROSS LEASABLE AREA
                     TOTAL       ANCHOR STORE       -----------------------------                  ANNUALIZED BASE RENT (1)
                   NUMBER OF        TENANT          APPROXIMATE         PERCENT            -----------------------------------------
LEASES              LEASES          LEASES              GLA               OF                              PERCENT OF      AVERAGE
EXPIRING IN:       EXPIRING        EXPIRING          (SQ. FT.)           TOTAL              AMOUNT          TOTAL        PER SQ. FT.
------------       --------        --------          ---------           -----              ------          -----        -----------
1997 . . .            125              1             409,657               6%           $  7,607,438           9%           $18.57
1998 . . .             82              3             337,609               5%              6,044,233           7%            17.90
1999 . . .             96              6             593,676               9%              8,452,596           9%            14.24
2000 . . .            168              6             754,704              12%             13,443,086          15%            17.81
2001 . . .            236              7           1,204,207              19%             18,827,758          21%            15.63
2002 . . .             62              4             304,174               5%              4,886,336           5%            16.06
2003 . . .             51              9             619,431              10%              6,531,772           7%            10.54
2004 . . .             22              6             278,702               4%              3,293,205           4%            11.82
2005 . . .             23              3             322,136               5%              3,418,705           4%            10.61
2006 . . .             57             10             580,621               9%              8,632,942          10%            14.87
After 2006             34             15           1,021,079              16%              8,010,886           9%             7.85

--------------

(1) Annualized base rent is the base rent payable in December 1996 multiplied by 12.

EXISTING MILLS OPERATING TRENDS

    The following table sets forth, for the last three years, certain information regarding operating trends with respect to the existing Mills in the aggregate.


                                                           MINIMUM RENT PLUS PERCENTAGE RENTS
                                    --------------------------------------------------------------------------
                        AVERAGE          TOTAL STORES                ANCHOR STORES                 SPECIALTY STORES
                        PERCENT          ------------                -------------                 ----------------
                      LEASED(1)      TOTAL        PER SQ. FT.      TOTAL        PER SQ. FT.      TOTAL        PER SQ. FT.
                      ---------  -----------      -----------  -----------      -----------  -----------      -----------
1996. . . . .            94.1%   $78,313,084         $13.97    $22,409,034          $6.80    $55,904,050         $24.21
1995. . . . .            94.7%    74,571,076          13.31     21,809,106           6.57     52,761,970          23.09
1994. . . . .            95.7%    73,471,573          12.99     21,706,046           6.56     51,765,527          22.08


-----------


(1) Average percent leased is defined as all space leased and for which rent was being paid excluding tenants with leases having a term of less than one year.

EXISTING MILLS RENTAL RATES

    The following table sets forth, for each of the last three years, the average base rent per leased square foot of store openings and closings during the given year with respect to the existing Mills in the aggregate.



                                          ANCHOR STORES
      ------------------------------------------------------------------------------------
            STORE OPENINGS                STORE CLOSINGS                 RELEASING
             DURING YEAR                   DURING YEAR                    SPREAD(1)
      -----------------------       -----------------------       ------------------------
        AVERAGE                       AVERAGE
       BASE RENT       TOTAL         BASE RENT       TOTAL
      PER SQ. FT.     SQ. FT.       PER SQ. FT.     SQ. FT.
      -----------  ----------       -----------  ----------
1996    $18.54         91,653         $12.95         74,453          $5.59          43.17%
1995     11.00         45,158           8.36        152,790           2.64          31.58%
1994      7.46        469,699           5.90        377,949           1.56          26.44%


                                         SPECIALTY STORES
      ------------------------------------------------------------------------------------
            STORE OPENINGS                STORE CLOSINGS                 RELEASING
             DURING YEAR                   DURING YEAR                    SPREAD(1)
      -----------------------       -----------------------       ------------------------
        AVERAGE                       AVERAGE
       BASE RENT       TOTAL         BASE RENT       TOTAL
      PER SQ. FT.     SQ. FT.       PER SQ. FT.     SQ. FT.
      -----------  ----------       -----------  ----------
1996    $22.76        290,825         $19.97        311,250          $2.79          13.97%
1995     22.71        318,320          20.38        271,597           2.33          11.43%
1994     21.41        250,602          21.34        249,068           0.07           0.33%


-----------
(1) The releasing spread is calculated as the difference between per square foot openings and per square foot closings.

                         POTOMAC MILLS - WOODBRIDGE, VIRGINIA

    Potomac Mills contains approximately 1.6 million square feet of GLA, of which approximately 80,000 square feet is owned by one anchor store tenant. Potomac Mills opened in 1985 with a total of approximately 630,000 square feet of GLA. As a result of customer demand, Potomac Mills was expanded to approximately 1.2 million square feet of GLA in 1986. The Phase III expansion of Potomac Mills opened on September 30, 1993 and increased total GLA by approximately 355,208 square feet. The Company anticipates that construction of a new entertainment zone will begin in late 1997 with an opening in late 1998 or early 1999. Real estate taxes paid in 1996 totaled approximately $2.5 million, representing a tax rate of 1.6%. Potomac Mills has 17 anchors, including: IKEA, J.C. Penney Outlet, Waccamaw Pottery, Marshalls, Spiegel Outlet, AMC Theatres, The Sports Authority, Off 5th-Saks Fifth Avenue, TJ Maxx, Syms and Nordstrom Rack. Potomac Mills is situated on approximately 161 acres located approximately 20 miles southwest of Washington, D.C. Potomac Mills is adjacent to Interstate 95, which serves as one of the transportation backbones of the Washington metropolitan area. This location strategically positions Potomac Mills between the Washington/Baltimore metropolitan market to the north and Richmond, approximately 90 miles to the south. The Company owns 100% of Potomac Mills.

POTOMAC MILLS LEASE EXPIRATIONS



                                     NUMBER OF        GROSS LEASABLE AREA
                          TOTAL     ANCHOR STORE  ---------------------------            ANNUALIZED BASE RENT(1)
                        NUMBER OF      TENANT     APPROXIMATE         PERCENT  ------------------------------------------
 LEASES                  LEASES        LEASES         GLA               OF                         PERCENT OF   AVERAGE
 EXPIRING IN:           EXPIRING      EXPIRING     (SQ. FT.)           TOTAL      AMOUNT             TOTAL     PER SQ. FT.
-------------           --------      --------     ---------           -----      -------            -----     ----------
 1997 . . . . .            25              -         88,337              6%   $ 1,731,670              9%        $19.60
 1998 . . . . .            33              1        115,026              8%     2,600,022             13%         22.60
 1999 . . . . .            24              1        122,696              8%     2,009,180             10%         16.38
 2000 . . . . .            33              1        122,303              8%     2,370,316             12%         19.38
 2001 . . . . .            27              1         98,177              7%     1,928,661             10%         19.64
 2002 . . . . .            14              1         57,702              4%       970,556              5%         16.82
 2003 . . . . .            27              3        181,448             12%     2,637,903             13%         14.54
 2004 . . . . .             8              2        123,422              8%     1,295,836              6%         10.50
 2005 . . . . .             8              2        222.128             14%     1,644,682              8%          7.40
 2006 . . . . .             6              2        225.995             15%     1,839,353              9%          8.14
 After  2006                5              2        146,816             10%     1,075,470              5%          7.33


-----------

(1) Annualized base rent is the base rent payable in December 1996 multiplied by 12.

POTOMAC MILLS OPERATING TRENDS



                                                           MINIMUM RENT PLUS PERCENTAGE RENTS
                                    --------------------------------------------------------------------------
                        AVERAGE          TOTAL STORES                ANCHOR STORES                 SPECIALTY STORES
                        PERCENT  ----------------------------  ----------------------------  ----------------------------
                      LEASED(1)      TOTAL        PER SQ. FT.      TOTAL        PER SQ. FT.      TOTAL        PER SQ. FT.
                      ---------  -----------      -----------  -----------      -----------  -----------      -----------
 1996 . . . .            95.6%   $20,865,975         $14.00     $6,142,999          $6.76    $14,722,976        $25.32
 1995 . . . .            96.2%    19,905,334          13.30      5,839,132           6.57     14,066,202         23.14
 1994 . . . .            98.2%    19,840,738          13.00      5,766,085           6.47     14,074,653         22.17


-----------

(1) Average percent leased is defined as all space leased and for which rent was being paid excluding tenants with leases having a term of less than one year.

POTOMAC MILLS BASE RENTAL RATES



                                          ANCHOR STORES
      ------------------------------------------------------------------------------------
            STORE OPENINGS                STORE CLOSINGS                 RELEASING
             DURING YEAR                   DURING YEAR                    SPREAD(1)
      -----------------------       -----------------------       ------------------------
        AVERAGE                       AVERAGE
       BASE RENT       TOTAL         BASE RENT       TOTAL
      PER SQ. FT.     SQ. FT.       PER SQ. FT.     SQ. FT.
      -----------  ----------       -----------  ----------
 1996   $11.43         33,406         $11.55         15,178         ($0.12)         (1.04%)
 1995     8.74         20,048           8.61         78,572           0.13           1.51%
 1994    10.22         54,494           5.38         40,857           4.84          89.96%


                                         SPECIALTY STORES
      ------------------------------------------------------------------------------------
            STORE OPENINGS                STORE CLOSINGS                 RELEASING
             DURING YEAR                   DURING YEAR                    SPREAD(1)
      -----------------------       -----------------------       ------------------------
        AVERAGE                       AVERAGE
       BASE RENT       TOTAL         BASE RENT       TOTAL
      PER SQ. FT.     SQ. FT.       PER SQ. FT.     SQ. FT.
      -----------  ----------       -----------  ----------
 1996   $23.64         83,594         $21.80         66,607          $1.84           8.44%
 1995    24.91         49,135          18.89         82,912           6.02          31.87%
 1994    22.06         58,200          20.82         57,859           1.24           5.96%


-----------

(1) The releasing spread is calculated as the difference between per square foot openings and per square foot closings.

                  FRANKLIN MILLS  -  PHILADELPHIA, PENNSYLVANIA

    Franklin Mills opened in 1989 and contains approximately 1.8 million square feet of GLA, of which approximately 209,000 square feet is owned by certain anchor store tenants. The Company began remerchandising Franklin Mills in 1996 by upgrading its tenant mix and plans to begin construction on an entertainment zone, including themed restaurants and interactive entertainment venues in the first half of 1997. Real estate taxes paid in 1996 totaled approximately $3.9 million, representing a tax rate of 2.6%. Franklin Mills has 18 anchors, including: Bed, Bath & Beyond, Filene's Basement, Last Call from Neiman Marcus, Marshalls, Nordstrom Rack, Office Max, Off 5th-Saks Fifth Avenue, Spiegel Outlet, Syms and TJ Maxx. Franklin Mills features, what the Company believes is, the largest concentration of outlet retailing in the Delaware Valley. With access from U.S. Highway 1 and the Pennsylvania Turnpike, Franklin Mills is strategically positioned approximately 15 miles northeast of Philadelphia's Center City and just west of Interstate 95, a major thoroughfare serving the greater Philadelphia/Wilmington metropolitan market. The Operating Partnership owns 77.6% of the partnership interests in the partnership that owns Franklin Mills (which represents 100% of the current income and cash-flow from Franklin Mills) and has signed agreements to acquire the remaining partnership interests in April 1997, in exchange for 195,295 Units.

FRANKLIN MILLS LEASE EXPIRATIONS



                                     NUMBER OF        GROSS LEASABLE AREA
                          TOTAL     ANCHOR STORE  ---------------------------            ANNUALIZED BASE RENT(1)
                        NUMBER OF      TENANT     APPROXIMATE         PERCENT  ------------------------------------------
 LEASES                  LEASES        LEASES         GLA               OF                         PERCENT OF   AVERAGE
 EXPIRING IN:           EXPIRING      EXPIRING     (SQ. FT.)           TOTAL      AMOUNT             TOTAL     PER SQ. FT.
-------------           --------      --------     ---------           -----      -------            -----     ----------
1997 . . . . .             36              -        117,181              9%    $2,108,190             14%        $17.90
1998 . . . . .             11              1         54,689              4%       720,841              5%         13.18
1999 . . . . .             41              4        362,091             29%     4,082,949             26%         11.28
2000 . . . . .             28              2        206,163             16%     2,922,832             19%         14.18
2001 . . . . .             33              1        160,214             13%     2,381,264             15%         14.86
2002 . . . . .             10              1         51,400              4%       724,403              5%         14.09
2003 . . . . .              4              2        165,106             13%       886,814              6%          5.37
2004 . . . . .              4              1         54,556              4%       414,195              2%          7.59
2005 . . . . .              2              -          9,803              1%       194,996              1%         19.89
2006 . . . . .              4              1         49,443              4%       578,561              4%         11.70
After  2006                 2              1         36,718              3%       456,826              3%         12.44




-----------

(1) Annualized base rent is the base rent payable in December 1996 multiplied by 12.

FRANKLIN MILLS OPERATING TRENDS



                                                           MINIMUM RENT PLUS PERCENTAGE RENTS
                                    --------------------------------------------------------------------------
                        AVERAGE          TOTAL STORES                ANCHOR STORES                 SPECIALTY STORES
                        PERCENT  ----------------------------  ----------------------------  ----------------------------
                      LEASED(1)      TOTAL        PER SQ. FT.      TOTAL        PER SQ. FT.      TOTAL        PER SQ. FT.
                      ---------  -----------      -----------  -----------      -----------  -----------      -----------
1996. . . . .            92.0%   $16,318,689         $11.40     $5,291,698          $5.67    $11,026,991         $22.16
1995. . . . .            95.5%    16,837,997          11.33      5,401,107           5.69     11,436,890          21.29
1994. . . . .            97.0%    17,565,102          11.64      5,485,679           5.78     12,079,423          21.54


-----------
(1) Average percent leased is defined as all space leased and for which rent
was being paid excluding tenants with leases having a term of less than   one
year.

FRANKLIN MILLS BASE RENTAL RATES



                                          ANCHOR STORES
      ------------------------------------------------------------------------------------
            STORE OPENINGS                STORE CLOSINGS                 RELEASING
             DURING YEAR                   DURING YEAR                    SPREAD(1)
      -----------------------       -----------------------       ------------------------
        AVERAGE                       AVERAGE
       BASE RENT       TOTAL         BASE RENT       TOTAL
      PER SQ. FT.     SQ. FT.       PER SQ. FT.     SQ. FT.
      -----------  ----------       -----------  ----------
1996    $10.41         18,247         $10.25         20,000          $0.16           1.56%
1995         -              -              -              -              -           0.00%
1994      6.10          2,471              -              -           6.10         100.00%



                                         SPECIALTY STORES
      ------------------------------------------------------------------------------------
            STORE OPENINGS                STORE CLOSINGS                 RELEASING
             DURING YEAR                   DURING YEAR                    SPREAD(1)
      -----------------------       -----------------------       ------------------------
        AVERAGE                       AVERAGE
       BASE RENT       TOTAL         BASE RENT       TOTAL
      PER SQ. FT.     SQ. FT.       PER SQ. FT.     SQ. FT.
      -----------  ----------       -----------  ----------
1996    $20.08         73,880         $18.61        115,416         $1.47            7.90%
1995     19.49         46,453          21.90         77,713         (2.41)         (11.00%)
1994     20.74         82,255          21.80         97,245         (1.06)          (4.86%)


-----------

(1) The releasing spread is calculated as difference between per square foot openings and per square foot closings.

                       SAWGRASS MILLS  -  SUNRISE, FLORIDA

    Sawgrass Mills, which opened in 1990, contains approximately 1.9 million square feet of GLA, of which approximately 282,000 square feet is owned by certain anchor store tenants. As a result of customer demand, Sawgrass Mills was expanded by approximately 136,000 square feet of GLA in 1995. The Company expects to open a Phase III expansion of Sawgrass Mills in the third quarter of 1998 consisting of an approximately 270,000 square foot entertainment zone. Real estate taxes paid in 1996 totaled approximately $5.2 million, representing a tax rate of 3.8%. Sawgrass Mills has 21 anchors, including: Beall's Outlet Store, Burlington Coat Factory, Last Call from Neiman Marcus, Loehmanns, Rainforest Cafe, Spiegel Outlet, The Sports Authority and Waccamaw Pottery. Sawgrass Mills is located in Florida's "Gold Coast" market approximately 11 miles west of Fort Lauderdale. The site lies adjacent to both the Sawgrass Expressway and Flamingo Road, between Sunrise and Oakland Park Boulevards. The entire South Florida region is linked by the road network of the Sawgrass Expressway, Interstate 75 and Interstate 595, which intersect at an interchange located less than two miles southwest of Sawgrass Mills.

    The Company owns 100% of Sawgrass Mills. The Phase III expansion will be owned by a partnership formed by the Operating Partnership (50%) and Kan Am (50%) in which Kan Am has agreed to fund 100% of the project's initial required equity for which Kan Am will receive a 9% annual preferred return. Under the terms of the partnership agreement, the Company has the right to buy out Kan Am prior to December 31, 1999 at 120% of Kan Am's equity contributions and accumulated preferred returns, under certain terms and conditions set forth in the partnership agreement. The Company would provide all development, management and leasing services for the expansion, subject to the approval of Kan Am of certain major decisions, including a sale or refinancing of the project and the approval of the development and annual budgets. The Company would guarantee completion of the expansion within the parameters of the approved development budget.

SAWGRASS MILLS LEASE EXPIRATIONS



                                     NUMBER OF        GROSS LEASABLE AREA
                          TOTAL     ANCHOR STORE  ---------------------------            ANNUALIZED BASE RENT(1)
                        NUMBER OF      TENANT     APPROXIMATE         PERCENT  ------------------------------------------
 LEASES                  LEASES        LEASES         GLA               OF                         PERCENT OF   AVERAGE
 EXPIRING IN:           EXPIRING      EXPIRING     (SQ. FT.)           TOTAL      AMOUNT             TOTAL     PER SQ. FT.
-------------           --------      --------     ---------           -----      -------            -----     ----------
1997. . . . .              23              1         63,069              4%   $ 1,325,497              6%        $21.02
1998. . . . .              19              -         56,209              4%     1,297,187              5%         22.19
1999. . . . .              12              1         46,352              3%     1,008,910              4%         21.77
2000. . . . .              93              3        391,619             25%     7,427,118             31%         18.97
2001 .. . . .              52              2        295,010             19%     4,650,139             20%         15.76
2002. . . . .              11              1         46,638              3%       808,960              3%         17.35
2003. . . . .               7              1        122,393              8%     1,429,659              6%         11.68
2004. . . . .               7              3         96,340              6%     1,455,729              6%         15.11
2005. . . . .              10              1         68,718              5%     1,168,472              5%         17.00
2006. . . . .               5              2         95,966              6%     1,608,068              7%         16.76
After  2006 .               4              3        264,143             17%     1,551,311              7%          5.87


(1) Annualized base rent is the base rent payable in December 1996 multiplied by 12.

SAWGRASS MILLS OPERATING TRENDS



                                                           MINIMUM RENT PLUS PERCENTAGE RENTS
                                    --------------------------------------------------------------------------
                        AVERAGE          TOTAL STORES                ANCHOR STORES                 SPECIALTY STORES
                        PERCENT     ----------------------------  ----------------------------  -------------------------
                      LEASED(1)      TOTAL        PER SQ. FT.      TOTAL        PER SQ. FT.      TOTAL        PER SQ. FT.
                      ---------  -----------      -----------  -----------      -----------  -----------      -----------
1996. . . . .            97.6%   $25,787,924         $16.55     $7,150,346          $8.03    $18,637,578         $27.90
1995. . . . .            95.3%    22,738,214          15.66      6,670,486           7.68     16,067,728          27.58
1994. . . . .            94.9%    20,889,138          14.54      6,467,454           7.56     14,421,684          24.83


-----------

(1) Average percent leased is defined as all space leased and for which rent
was being paid excluding tenants with leases having a term of less than   one
year.


SAWGRASS MILLS RENTAL RATES



                                          ANCHOR STORES
      ------------------------------------------------------------------------------------
            STORE OPENINGS                STORE CLOSINGS                 RELEASING
             DURING YEAR                   DURING YEAR                    SPREAD(1)
      -----------------------       -----------------------       ------------------------
        AVERAGE                       AVERAGE
       BASE RENT       TOTAL         BASE RENT       TOTAL
      PER SQ. FT.     SQ. FT.       PER SQ. FT.     SQ. FT.
      -----------  ----------       -----------  ----------
1996    $26.39         20,000         $14.86         39,275         $11.53          77.59%
1995     12.80         25,110              -              -          12.80         100.00%
1994      7.86        307,486           6.29        251,643           1.57          24.96%


                                         SPECIALTY STORES
      ------------------------------------------------------------------------------------
            STORE OPENINGS                STORE CLOSINGS                 RELEASING
             DURING YEAR                   DURING YEAR                    SPREAD(1)
      -----------------------       -----------------------       ------------------------
        AVERAGE                       AVERAGE
       BASE RENT       TOTAL         BASE RENT       TOTAL
      PER SQ. FT.     SQ. FT.       PER SQ. FT.     SQ. FT.
      -----------  ----------       -----------  ----------
1996    $29.63         58,904         $22.24         57,770          $7.39          33.23%
1995     24.58        173,744          23.11         55,108           1.47           6.36%
1994     25.55         37,167          20.95         30,785           4.60          21.96%


-----------

(1) The releasing spread is calculated as the difference between per square foot openings and per square foot closings.

                          GURNEE MILLS  -  GURNEE, ILLINOIS

    Gurnee Mills opened in 1991 and contains approximately 1.5 million square feet of GLA, of which approximately 220,000 square feet is owned by certain anchor store tenants. The Company began construction of an expansion of over 150,000 square feet of GLA of Gurnee Mills to add entertainment venues to the existing mall and is also remerchandising the project which the Company expects will upgrade the tenant mix at Gurnee Mills. Real estate taxes paid in 1996 totaled approximately $2.7 million, representing a tax rate of 2.3%. Gurnee Mills has 14 anchors, including: J.C. Penney Outlet, Waccamaw Pottery, Marshalls, Spiegel Outlet, Bed Bath & Beyond, The Sports Authority, Off 5th-Saks Fifth Avenue, TJ Maxx and Syms. Gurnee Mills is located adjacent to Interstate 94, the major north/south thoroughfare linking Chicago and Milwaukee. Gurnee Mills is clearly visible from Interstate 94 and is situated directly across from Six Flags Great America, one of the largest amusement parks in the Midwest.

GURNEE MILLS LEASE EXPIRATIONS


                                     NUMBER OF        GROSS LEASABLE AREA
                          TOTAL     ANCHOR STORE  ---------------------------            ANNUALIZED BASE RENT(1)
                        NUMBER OF      TENANT     APPROXIMATE         PERCENT  ------------------------------------------
 LEASES                  LEASES        LEASES         GLA               OF                         PERCENT OF   AVERAGE
 EXPIRING IN:           EXPIRING      EXPIRING     (SQ. FT.)           TOTAL      AMOUNT             TOTAL     PER SQ. FT.
-------------           --------      --------     ---------           -----      -------            -----     ----------
1997 . . . . .             40              -        137,731             12%   $ 2,326,453             15%        $16.89
1998 . . . . .             19              1        111,685             10%     1,476,183             10%         13.22
1999 . . . . .             14              -         52,622              5%     1,089,657              7%         20.71
2000 . . . . .             12              -         29,015              3%       607,545              4%         20.94
2001 . . . . .             69              3        425,307             37%     5,336,800             35%         12.55
2002 . . . . .             13              1         97,730              9%     1,312,505              9%         13.43
2003 . . . . .              6              3        127,075             11%     1,035,220              7%          8.15
2004 . . . . .              3              -          4,384              0%       127,445              1%         29.07
2005 . . . . .              3              -         21,487              2%       410,555              3%         19.11
2006 . . . . .              6              1         27,458              2%       856,717              6%         31.20
After  2006                 1              1        105,248              9%       515,715              3%          4.90


-----------
(1) Annualized base rent is the base rent payable in December 1996 multiplied by 12.

GURNEE MILLS OPERATING TRENDS



                                                           MINIMUM RENT PLUS PERCENTAGE RENTS
                                    --------------------------------------------------------------------------
                        AVERAGE          TOTAL STORES                ANCHOR STORES                 SPECIALTY STORES
                        PERCENT     ----------------------------  ----------------------------  -------------------------
                      LEASED(1)      TOTAL        PER SQ. FT.      TOTAL        PER SQ. FT.      TOTAL        PER SQ. FT.
                      ---------  -----------      -----------  -----------      -----------  -----------      -----------
1996. . . . .            90.2%   $15,340,496         $13.62     $3,823,991          $6.78    $11,516,505         $20.50
1995. . . . .            91.1%    15,089,531          12.89      3,898,381           6.36     11,191,150          20.08
1994. . . . .            92.1%    15,176,595          12.83      3,986,828           6.48     11,189,767          19.71


___________

(1) Average percent leased is defined as all space leased and for which rent
was being paid excluding tenants with leases having a term of less than   one
year.

GURNEE MILLS RENTAL RATES


                                          ANCHOR STORES
      ------------------------------------------------------------------------------------
            STORE OPENINGS                STORE CLOSINGS                 RELEASING
             DURING YEAR                   DURING YEAR                    SPREAD(1)
      -----------------------       -----------------------       ------------------------
        AVERAGE                       AVERAGE
       BASE RENT       TOTAL         BASE RENT       TOTAL
      PER SQ. FT.     SQ. FT.       PER SQ. FT.     SQ. FT.
      -----------  ----------       -----------  ----------
1996       $30.00      20,000           $  -              -            $30.00         100.00%
1995         -              -              8.08      74,218             (8.08)       (100.00%)
1994         4.90     105,248              5.00      85,449             (0.10)         (2.00%)


                                         SPECIALTY STORES
      ------------------------------------------------------------------------------------
            STORE OPENINGS                STORE CLOSINGS                 RELEASING
             DURING YEAR                   DURING YEAR                    SPREAD(1)
      -----------------------       -----------------------       ------------------------
        AVERAGE                       AVERAGE
       BASE RENT       TOTAL         BASE RENT       TOTAL
      PER SQ. FT.     SQ. FT.       PER SQ. FT.     SQ. FT.
      -----------  ----------       -----------  ----------
1996       $19.01      74,447            $18.63      71,457             $0.38           2.04%
1995        16.95      48,988             17.79      55,864             (0.84)         (4.72%)
1994        19.53      72,980             21.29      63,179             (1.76)         (8.27%)


-----------

(1) The releasing spread is calculated as the difference between per square foot openings and per square foot closings.

                        ONTARIO MILLS  -  ONTARIO, CALIFORNIA

    Ontario Mills opened on November 14, 1996 with approximately 1.2 million square feet of GLA (including space owned by certain anchor store tenants) comprised of approximately 700,000 square feet of anchor space and approximately 500,000 square feet of specialty store space. The Company has plans to expand the project to a total of 1.7 million square feet at completion. Ontario Mills currently has 14 anchors, including: Off 5th-Saks Fifth Avenue Outlet, J.C. Penney Outlet, Burlington Coat Factory, The Sports Authority, Marshalls, Bed, Bath & Beyond, Mikasa, Off Rodeo Drive, TJ Maxx, AMC Theatres, Virgin Megastore, Group USA, Foozles, and Totally 4 Kids. American Wilderness Experience and IWERKS are scheduled to open by the third quarter of 1997 and an additional three anchors have executed leases and are scheduled to open later in 1997. Ontario Mills is located at the intersection of Interstate 10 and Interstate 15 in the heart of the Riverside/San Bernardino area known as the "Inland Empire." Ontario Mills serves the Los Angeles/Orange County metropolitan market.

    Ontario Mills is owned by a joint venture among the Operating Partnership (50%) and affiliates of Kan Am (25%) and Simon (25%). The Company has the right to manage the development, property management and leasing of the Ontario Mills project, subject to the other joint venture partners' approval of certain major decisions, including sale or refinancing of the project and approval of an annual budget. The joint venture partners have agreed to contribute equally all initial required equity capital; provided, however, that the Company and Simon have agreed to guarantee any project cost overruns not funded by initial required equity capital and the partnership's construction financing. At any time following the tenth anniversary of the project's opening, either the Company, Simon or Kan Am can exercise a buy-sell provision whereby the Company or Simon, if it is the offeror, can require Kan Am to transfer its entire interest in the partnership or Kan Am, if it is the offeror, can require the Company or Simon to acquire Kan Am's entire interest in the partnership. Estimated net construction costs are approximately $150 million. In addition to its capital contributions from its joint venture partners, in November 1995, the joint venture entered into a construction loan for a $110 million loan that was funded in the first half of 1996. This loan was refinanced in February 1997 with a permanent loan of $120 million which matures in February 2002 with two one-year extensions. The interest rate is variable at LIBOR plus 100 basis points for the first $70 million and LIBOR plus 125 basis points for the remaining 50 million, and the Company has the right to fix the interest rate at any time.

ONTARIO MILLS LEASE EXPIRATIONS




                                     NUMBER OF        GROSS LEASABLE AREA
                          TOTAL     ANCHOR STORE  ---------------------------            ANNUALIZED BASE RENT(1)
                        NUMBER OF      TENANT     APPROXIMATE         PERCENT  ------------------------------------------
 LEASES                  LEASES        LEASES         GLA               OF                         PERCENT OF   AVERAGE
 EXPIRING IN:           EXPIRING      EXPIRING     (SQ. FT.)           TOTAL      AMOUNT             TOTAL     PER SQ. FT.
-------------           --------      --------     ---------           -----      -------            -----     ----------
1997. . . . .               1              -          2,739             0%     $  115,628             1%            $42.22
1998. . . . .               -              -              -             0%              -             0%                 -
1999. . . . .               5              -          9,915             1%        261,900             2%             26.41
2000. . . . .               2              -          5,604             1%        115,275             1%             20.57
2001. . . . .              55              -        225,499            23%      4,530,894            30%             20.09
2002. . . . .              14              -         50,704             5%      1,069,912             7%             21.10
2003. . . . .               7              -         23,409             3%        542,176             4%             23.16
2004. . . . .               -              -              -             0%              -             0%                 -
2005. . . . .               -              -              -             0%              -             0%                 -
2006. . . . .              36              4        181,759            19%      3,750,243            25%             20.63
After  2006 .              22              8        468,154            48%      4,411,564            30%              9.42

-----------

(1) Annualized base rent is the base rent payable in December 1996 multiplied by 12.

                                THE COMMUNITY CENTERS



    The 11 Community Centers contain a total of approximately 2.2 million square feet of GLA and are located in Florida, Georgia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. The Community Centers are open-air shopping centers containing traditional shopping center tenants, such as grocery, drug, video and greeting card stores, as well as a strong concentration of national value retailers. Anchor tenants of the Community Centers include Giant Food, Krogers, Marshalls, Safeway, TJ Maxx and Walgreens.


                                                              COMMUNITY CENTERS

                                                      GROSS LEASABLE AREA
                                                           (SQ. FT.)                                   PERCENT LEASED (2)
                         YEAR           LAND        ------------------------                        -----------------------
                      COMPLETED/        AREA         ANCHOR        SPECIALTY       TOTAL            ANCHOR        SPECIALTY
  PROPERTY             EXPANDED        (ACRES)      STORES(1)       STORES          GLA             STORES         STORES
----------            ----------       -------      ---------      ---------      -------           ------        ---------
West Falls               1982              7         37,841         47,726         85,567           100%            90%
Church Outlet
Center
Butterfield              1983              9         41,933         72,736        114,669           100%            89%
Plaza
Montgomery               1983             11         36,405         80,986        117,391           100%            90%
Village
Western Hills            1983             36        314,516        134,980        449,496           100%            92%
Plaza
Crosswinds               1984             11        120,821         23,298        144,119           100%            94%
Center
Germantown               1986             20         46,756        130,341        177,097           100%            92%
Commons
Fashion                  1987             13         73,258         74,692        147,950           100%            53%
Place
Gwinnett                 1987             10         97,547         96,827        194,374           100%            90%
Marketfair
Mount                    1987             34        172,595        125,882        298,477           100%            92%
Prospect Plaza
Coopers                  1994             20        158,556         14,953        173,509           100%           100%
Crossing
Liberty                  1994             36        280,173         20,965        301,138            47%(4)         26%
Plaza
                                         ---      ---------      ---------      ---------
Totals/ Weighted
   Averages                              207      1,380,401        823,386      2,203,787            89%            86%
                                         ---      ---------      ---------      ---------
                                         ---      ---------      ---------      ---------


                                                                                                           1996
                                                                                                     SALES PER SQ. FT.
                          TOTAL    ANNUALIZED          NUMBER                                     -----------------------
                         PERCENT      BASE               OF                                       ANCHOR        SPECIALTY
  PROPERTY               LEASED      RENT(3)           STORES      ANCHOR STORE TENANTS           STORES         STORES
----------               -------    ---------          ------   --------------------------        ------        ---------
West Falls                94%       $788,446             18     Safeway Marketplace               $  414         $  139
Church Outlet
Center
Butterfield               93%      1,421,526             18     Arvey Paper & Office, Kids R         153            202
Plaza                                                           Us
Montgomery                93%      1,342,826             24     Safeway Marketplace                  385            214
Village
Western Hills             98%      2,648,237             46     Krogers, Marshalls, McAlpin's,       299            217
Plaza                                                           Media Play and Woolworth
Crosswinds                99%        759,573             14     Luria's, Marshalls and               127            233
Center                                                          Scotty's
Germantown                94%      2,004,861             40     Giant Food                           567            155
Commons
Fashion                   76%        810,630             25     Staples, Superpetz and TJ            140            136
Place                                                           Maxx
Gwinnett                  95%      1,908,318             32     A&P, Marshalls and TJ Maxx           227            197
Marketfair
Mount                     97%      2,128,608             37     Dominicks, Marshalls, TJ Maxx        229            164
Prospect Plaza                                                  and Walgreens
Coopers                  100%      1,656,887              4     Marshalls, Pathmark and              113            129
Crossing                                                        Service Merchandise
Liberty                   45%      1,488,408              5     Dick's Sporting Goods and         N/A(5)         N/A(5)
Plaza                                                           Service Merchandise
                                 -----------           ----
Totals/ Weighted
   Averages               88%    $16,958,320            263                                          266            184
                                 -----------           ----
                                 -----------           ----


----------

(1)  Anchor stores includes all stores occupying more than 20,000 square feet.
(2) Percent leased is defined as all space leased and for which rent was being paid as of December 31, 1996, excluding tenants with leases having a term of less than one year.
(3) Annualized base rent is the base rent payable in December 1996 multiplied by 12.
(4) The low total percent leased figures for Liberty Plaza are due to the closing of Bradlees, a 149,000 square foot anchor store tenant, in October 1996 following its bankruptcy and one vacant 15,000 square foot specialty shop.
(5)  Tenants at Liberty Plaza are not required to report sales information.



                                     NUMBER OF        GROSS LEASABLE AREA
                          TOTAL     ANCHOR STORE  ---------------------------            ANNUALIZED BASE RENT(1)
                        NUMBER OF      TENANT     APPROXIMATE         PERCENT  ------------------------------------------
 LEASES                  LEASES        LEASES         GLA               OF                         PERCENT OF   AVERAGE
 EXPIRING IN:           EXPIRING      EXPIRING     (SQ. FT.)           TOTAL      AMOUNT             TOTAL     PER SQ. FT.
-------------           --------      --------     ---------           -----      -------            -----     ----------
1997. . . . .              40              1        143,454             8%   $  1,785,869            11%            $12.45
1998. . . . .              37              4            254.515        13%      2,318,761            14%              9.11
1999. . . . .              33              -         92,587             5%      1,355,624             8%             14.64
2000. . . . .              18              1         95,811             5%      1,088,402             6%             11.36
2001. . . . .              30              1        142,921             7%      1,645,372            10%             11.51
2002. . . . .              11              1         63,993             3%        525,754             3%              8.22
2003. . . . .               9              1         58,901             3%        653,705             4%             11.10
2004. . . . .               5              1        149,658             8%        351,452             2%              2.35
2005. . . . .              12              8        371,319            19%      2,774,688            16%              7.47
2006. . . . .               5              -         26,628             1%        413,233             2%             15.52
After  2006 .              18             10        522,501            27%      4,045,460            24%              7.74
-----------


(1) Annualized base rent is the base rent payable in December 1996 multiplied by 12.

COMMUNITY CENTERS OPERATING TRENDS


                                                           MINIMUM RENT PLUS PERCENTAGE RENTS
                                    --------------------------------------------------------------------------
                        AVERAGE          TOTAL STORES                ANCHOR STORES                 SPECIALTY STORES
                        PERCENT          ------------                -------------                 ----------------
                      LEASED(1)      TOTAL        PER SQ. FT.      TOTAL        PER SQ. FT.      TOTAL        PER SQ. FT.
                      ---------  -----------      -----------  -----------      -----------  -----------      -----------
1996. . . . .              92.5% $18,492,347           $  9.08 $ 8,956,215             $6.74 $ 9,536,132            $13.49
1995. . . . .              90.0%  17,933,643              9.03   8,692,927              6.78   9,240,716             13.13
1994. . . . .              91.3%  16,991,532              9.30   7,470,611              7.02   9,520,921             12.49

-----------

(1) Average percent leased is defined as all space leased and for which rent was being paid excluding tenants with leases having a term of less than one year.

COMMUNITY CENTERS BASE RENTAL RATES



                                          ANCHOR STORES
      ------------------------------------------------------------------------------------
            STORE OPENINGS                STORE CLOSINGS                 RELEASING
             DURING YEAR                   DURING YEAR                    SPREAD(1)
      -----------------------       -----------------------       ------------------------
        AVERAGE                       AVERAGE
       BASE RENT       TOTAL         BASE RENT       TOTAL
      PER SQ. FT.     SQ. FT.       PER SQ. FT.     SQ. FT.
      -----------  ----------       -----------  ----------
1996      $  9.60     104,586             $8.69     176,238             $0.91          10.47%
1995         6.19      48,958              -              -              6.19         100.00%
1994         -              -              1.15      42,000             (1.15)       (100.00%)


                                         SPECIALTY STORES
      ------------------------------------------------------------------------------------
            STORE OPENINGS                STORE CLOSINGS                 RELEASING
             DURING YEAR                   DURING YEAR                    SPREAD(1)
      -----------------------       -----------------------       ------------------------
        AVERAGE                       AVERAGE
       BASE RENT       TOTAL         BASE RENT       TOTAL
      PER SQ. FT.     SQ. FT.       PER SQ. FT.     SQ. FT.
      -----------  ----------       -----------  ----------
1996       $14.63      58,130            $13.03      86,072             $1.60          12.28%
1995        13.77      45,077             13.07      42,954              0.70           5.36%
1994        11.31      40,249             12.18      81,813             (0.87)         (7.14%)


-----------


(1) The releasing spread is calculated as the difference between per square foot openings and per square foot closings.

CAPITAL EXPENDITURES

    The following tables set forth certain information regarding capital expenditures for the Mills and the Community Centers combined, the existing Mills and the Community Centers for each of the last three years.

EXISTING MILLS AND COMMUNITY CENTERS COMBINED


                                                                                                                3-YEAR
                                                                    1996           1995           1994          AVERAGE
                                                                    ----           ----           ----          -------
RECURRING CAPITAL EXPENDITURES
   Annual . . . . . . . . . . . . . . . . . . . . . . . . .     $  328,974     $  230,024     $  504,039       $354,346
   Per square foot (1). . . . . . . . . . . . . . . . . . .           0.04           0.03           0.07           0.05
RECURRING TENANT IMPROVEMENTS/LEASING COSTS (2)
   Annual . . . . . . . . . . . . . . . . . . . . . . . . .      4,228,743(3)   2,043,279      5,750,945      4,007,656
   Per square foot improved (5) . . . . . . . . . . . . . .          12.71           5.52           7.22           8.48
   Per square foot (1). . . . . . . . . . . . . . . . . . .           0.52           0.25           0.77           0.51
TOTAL RECURRING COSTS
   Annual . . . . . . . . . . . . . . . . . . . . . . . . .      4,557,717      2,273,303      6,254,984      4,362,001
   Per square foot (1). . . . . . . . . . . . . . . . . . .           0.56           0.28           0.84           0.56
NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS(2)
   Annual . . . . . . . . . . . . . . . . . . . . . . . . .      8,079,220      1,903,624(4)   5,892,942      5,291,928
   Per square foot improved (6) . . . . . . . . . . . . . .          44.93          17.10          13.11          25.05
   Per square foot (1). . . . . . . . . . . . . . . . . . .           0.99           0.23           0.79           0.67


-----------


(1) Includes annual costs divided by total GLA (excluding space owned by certain anchor store tenants) of the Properties (excluding Ontario Mills).
(2) Tenant Improvements/Leasing Costs include tenant allowances and capitalized internal leasing costs.
(3) Includes $1,487,754 incurred with respect to three significant tenants at Potomac Mills totaling approximately 53,000 square feet of GLA.
    Without these three tenants the per square foot improved and per square foot Recurring Tenant Improvements/Leasing Costs would have totaled
    $9.80 and $0.33, respectively.
(4) Sawgrass Mills Phase II expansion costs have been excluded from this analysis.
(5) Calculated as Recurring Tenant Improvements/Leasing Costs divided by GLA of all Recurring Store Openings (including spaces requiring no expenditures).
(6) Calculated as Non-Recurring Tenant Improvements/Leasing Costs divided by GLA of all Non-Recurring Store Openings.

EXISTING MILLS



                                                                                                                3-YEAR
                                                                    1996           1995           1994          AVERAGE
                                                                    ----           ----           ----          -------
RECURRING CAPITAL EXPENDITURES
   Annual . . . . . . . . . . . . . . . . . . . . . . . . .     $  246,522     $  191,613     $  477,664     $  305,266
   Per square foot (1). . . . . . . . . . . . . . . . . . .           0.04           0.03           0.08           0.05
RECURRING TENANT IMPROVEMENTS/LEASING COSTS (2)
   Annual . . . . . . . . . . . . . . . . . . . . . . . . .      3,549,312      1,488,391      5,017,749      3,351,818
   Per square foot improved (5) . . . . . . . . . . . . . .          12.94           4.85           7.39           8.39
   Per square foot (1). . . . . . . . . . . . . . . . . . .           0.60           0.25           0.85           0.56
TOTAL RECURRING COSTS
   Annual . . . . . . . . . . . . . . . . . . . . . . . . .      3,795,834(3)   1,680,004      5,495,413      3,657,084
   Per square foot (1). . . . . . . . . . . . . . . . . . .           0.64           0.28           0.93           0.61
NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS (2)
   Annual . . . . . . . . . . . . . . . . . . . . . . . . .      7,746,906      1,636,001(4)   4,651,899      4,678,269
   Per square foot improved (6) . . . . . . . . . . . . . .          50.00          21.69          11.83          27.84
   Per square foot (1). . . . . . . . . . . . . . . . . . .           1.30           0.27           0.79           0.79


-----------

(1) Includes annual costs divided by total GLA (excluding space owned by certain anchor store tenants) of the existing Mills.
(2) Tenant Improvements/Leasing Costs include tenant allowances and capitalized internal leasing costs.
(3) Includes $1,487,754 incurred with respect to three significant tenants at Potomac Mills totaling approximately 53,000 square feet of GLA.
    Without these three tenants the per square foot improved and per square foot recurring Tenant Improvements/Leasing Costs would have totaled
    $9.32 and  $0.34, respectively.
(4) Sawgrass Mills Phase II expansion costs have been excluded from this analysis.
(5) Calculated as Recurring Tenant Improvements/Leasing Costs divided by GLA of all Recurring Store Openings (including spaces requiring no expenditures).
(6) Calculated as Non-Recurring Tenant Improvements/Leasing Costs divided by GLA of all Non-Recurring Store Openings.


COMMUNITY CENTERS



                                                                                                                3-YEAR
                                                                    1996           1995           1994          AVERAGE
                                                                    ----           ----           ----          -------
RECURRING CAPITAL EXPENDITURES
  Annual . . . . . . . . . . . . . . . . . . . . . . . . .      $   82,452     $   38,411     $   26,375     $   49,079
  Per square foot (1). . . . . . . . . . . . . . . . . . .            0.04           0.02           0.02           0.02
RECURRING TENANT IMPROVEMENTS/LEASING COSTS (2)
  Annual . . . . . . . . . . . . . . . . . . . . . . . . .         679,431        554,888        733,196        655,838
  Per square foot improved (3) . . . . . . . . . . . . . .           15.06           9.54           6.65          10.42
  Per square foot (1). . . . . . . . . . . . . . . . . . .            0.31           0.25           0.48           0.35
TOTAL RECURRING COSTS
  Annual . . . . . . . . . . . . . . . . . . . . . . . . .         761,883        593,299        759,571        704,917
  Per square foot  . . . . . . . . . . . . . . . . . . . .            0.35           0.27           0.49           0.37
NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS (2)
  Annual . . . . . . . . . . . . . . . . . . . . . . . . .         332,314        267,622      1,241,043        613,660
  Per square foot improved (4) . . . . . . . . . . . . . .           13.35           7,46          22.56          14.46
  Per square foot (1). . . . . . . . . . . . . . . . . . .            0.15           0.12           0.81           0.36


-----------

(1) Includes annual costs divided by total GLA (excluding space owned by certain anchor store tenants) of the Community Centers.
(2) Tenant Improvements/Leasing Costs include tenant allowances and capitalized internal leasing costs.
(3) Calculated as Recurring Tenant Improvements/Leasing Costs divided by GLA of all Recurring Store Openings (including spaces requiring no expenditures).
(4) Calculated as Non-Recurring Tenant Improvements/Leasing Costs divided by GLA of all Non-Recurring Store Openings.

TENANTS

    The following table sets forth certain information with respect to the Company's ten largest tenants (as measured by 1996 base rent) at December 31, 1996:


                                      PERCENT OF                      NUMBER
                                        1996         PERCENT OF         OF
TENANT                                BASE RENT   TOTAL LEASED GLA    STORES
------                                ---------   ----------------    ------

TJ Maxx Group (1) . . . . . . . .        4.7%           6.7%            16
J.C. Penney . . . . . . . . . . .        2.3%           4.7%             4
Spiegel Group (2) . . . . . . . .        1.8%           3.0%             4
Bed, Bath & Beyond. . . . . . . .        1.5%           2.0%             3
Melville (3). . . . . . . . . . .        1.4%           1.1%            10
Levi's. . . . . . . . . . . . . .        1.3%           0.7%             4
Waccamaw Pottery. . . . . . . . .        1.3%           3.7%             3
Service Merchandise . . . . . . .        1.2%           1.8%             3
The Sports Authority. . . . . . .        1.2%           1.4%             3
Off 5th - Saks Fifth Avenue . . .        1.1%           1.7%             4
                                       -----          -----          -----
  Total . . . . . . . . . . . . .       17.8%          26.8%            54
                                       -----          -----          -----
                                       -----          -----          -----

-----------

(1)  Includes TJ Maxx, Marshalls and Hit or Miss.
(2)  Includes Spiegel Outlet, Spiegel and Eddie Bauer Outlet.
(3)  Includes Toy Works, Linens 'N Things, Footaction, KayBee Toys and Berman's.


INCOME PRODUCING PROPERTY - FEDERAL INCOME TAX BASIS

    The following table sets forth certain information regarding federal income tax basis and depreciation of income producing property for the Mills (excluding Ontario Mills) as of December 31, 1996.




                       LAND                 LAND IMPROVEMENTS                                 BUILDING
                       ----                 -----------------                                 --------
                    FEDERAL TAX      FEDERAL             DEPRECIATION            FEDERAL              DEPRECIATION
                       BASIS        TAX BASIS        METHOD      LIFE (YRS)     TAX BASIS         METHOD     LIFE (YRS)
                     -----------   ------------------------------------------  ------------------------------------------
      Franklin
         Mills      $  28,188       $  6,084          MACRS             15       $125,098          MACRS             39
  Gurnee Mills         18,573         16,653          MACRS             15        142,497          MACRS        31.5,39
       Potomac         15,908         26,815          MACRS             15        110,141          MACRS        31.5,39
         Mills                                         ACRS          15,18                          ACRS          15,18
      Sawgrass
         Mills         12,801          8,855          MACRS             15        160,795          MACRS        31.5,39


                        FURNITURE, FIXTURE AND EQUIPMENT
                     ------------------------------------------
                     FEDERAL TAX          DEPRECIATION
                        BASIS         METHOD         LIFE (YRS)
                     ------------------------------------------
      Franklin
         Mills         $2,033          MACRS            5,7
  Gurnee Mills          3,641          MACRS            5,7
       Potomac
         Mills          1,765          MACRS            5,7
      Sawgrass
         Mills          4,465          MACRS            5,7


ITEM 3.  LEGAL PROCEEDINGS

KRAMER LITIGATION

    Mr. Richard Kramer ("Kramer") and certain of his affiliates, the AJ 1989 Trust ("A.J.") and Portals Development Associates Limited Partnership ("PDA"), filed an action on April 27, 1994, in New York state courts against the Operating Partnership, Herbert S. Miller ("Miller"), Kenwood Plaza Limited Partnership ("Kenwood") and Ernst & Young LLP for various alleged breaches of contract, breaches of fiduciary duties, fraudulent acts, and other violations of law relating primarily to the management and subsequent acquisition of the Properties acquired in the IPO in which Kramer and his affiliates owned an interest. The complaint sought damages from the Operating Partnership in excess of $4.5 million, trebled under a RICO claim. That complaint also sought a declaratory judgment that A.J. is entitled to retain $2.9 million sent to it by mistake upon the closing of the IPO as an offset against its claimed damages, and a declaratory judgment, specific performance and damages against Miller relating to his failure to sign certain guarantee affirmations and debt modifications with respect to PDA.

    On May 10, 1994, the defendants removed this case from the New York state courts to the United States District Court for the Southern District of New York and the plaintiffs agreed to dismiss the claims against Ernst & Young LLP. Thereafter, the court granted the defendant's motion to dismiss certain of the complaint's claims and gave plaintiffs leave to replead. When the plaintiffs served their amended complaint, they added the Company as a defendant. In late February 1996, the plaintiffs moved to amend the amended complaint to delete the RICO claim without prejudice and to remand other claims to the state court for adjudication. Defendants crossmoved for summary judgment (a) on their counterclaim seeking the return of the $2.9 million mistakenly transferred to A.J. and (b) dismissing the remaining claims against the Company and the Operating Partnership. In addition, the defendants are asserting that the RICO claim should be dismissed only on a with-prejudice basis. These motions are still pending. Pending the outcome of the litigation, the Company is withholding partnership distributions that would otherwise be payable to A.J. from Kenwood as an offset against the $2.9 million mistakenly transferred to A.J. A.J. has filed an additional claim seeking payment of those distributions. The Company, the Operating Partnership and Mr. Miller intend to vigorously defend against whatever claims remain. The Company believes that it is unlikely that the ultimate outcome of the pending proceeding would have a material adverse effect on the Company's financial condition or results of operations.

KENWOOD LITIGATION

    On June 15, 1994, ICSC Partners Limited Partnership filed in the Court of Common Pleas, Hamilton County, Ohio a derivative action on behalf of Kenwood Plaza Limited Partnership ("Kenwood") against Mr. Miller, Western Development ("WDC") and the Company seeking the return to Kenwood of $6.3 million paid by Kenwood to Mr. Miller, WDC and the Company, plus $5 million in punitive damages. The plaintiff subsequently filed an amended complaint which included a RICO claim that, if proven, would entitle the plaintiff to recover treble damages and attorney's fees in addition to compensatory and punitive damages. The defendants filed counterclaims against the plaintiff seeking $5.0 million in compensatory damages and $10.0 million in punitive damages.

    In 1995, the parties to the lawsuit reached a settlement that resulted in no financial liability for the Company and no admission of liability by the Company. See "--Indemnity Claim." The settlement was submitted to the court for approval and sent to the non-party limited partners. A.J, a non-party limited partner, objected to the settlement, and, on October 13, 1995, the court entered an order and judgment overruling the objection and approving the settlement. A.J. appealed the order to the Court of Appeals of Arlington County, Ohio, which affirmed the trial court's approval of the settlement. A.J. has filed a motion asking the Supreme Court of Ohio to accept jurisdiction in this case. This motion is pending. The Company believes that it is unlikely that the ultimate outcome of the pending proceeding would have a material adverse effect on the Company's financial condition or results of operations.

    HESS LITIGATION

    On November 9, 1994, Gene E. Hess, a former officer of the Company whose employment was terminated after the IPO, filed a complaint in the United States District Court for the District of Columbia against the Company for fraud, breach of employment contract, and breach of covenant of good faith and fair dealing and against Mr. Miller for fraud and tortious interference with contractual relations. In January 1997, without admitting liability, the defendants agreed to settle the lawsuit in exchange for the issuance of an additional 13,650 shares of Common Stock of the Company.

    INDEMNITY CLAIM

    The Company and the Operating Partnership have notified Mr. Miller,
Laurence Siegel, Harry Nick, Ronald Salerno and various Kan Am affiliates (collectively, "Indemnifying Parties") that they may be liable to the Company and the Operating Partnership due to the Kramer and Kenwood litigation under indemnity agreements entered into at the time of the IPO. The Company and the Operating Partnership have entered into a standstill agreement postponing a decision on liability under the indemnity agreements in consideration for the Indemnifying Parties creating an escrow account to fund the Company's cost of defense. On November 1, 1995, the Operating Partnership and the Indemnifying Parties entered into a Settlement Agreement whereby each Indemnifying Party agreed to contribute its pro-rata share of the amounts payable under the Kenwood Settlement, which was approved by the Court in October 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                       PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

MARKET INFORMATION

    The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "MLS". The following table sets forth the high and low closing sale prices per share of Common Stock for the periods indicated as reported on the NYSE and the distributions per share paid by the Company with respect to the periods noted.

                                 HIGH             LOW        DISTRIBUTIONS
                                 ----             ---        -------------

     1995:
    First Quarter. . . . . .    $19 5/8        $16             $.4725
    Second Quarter . . . . .     20 4/8         15 1/2          .4725
    Third Quarter. . . . . .     19 7/8         17 7/8          .4725
    Fourth Quarter . . . . .     18 3/4         16 7/8          .4725
    1996:. . . . . . . . . .
    First Quarter. . . . . .    $18 3/8        $16 5/8         $.4725
    Second Quarter . . . . .     18 3/8         17 1/4          .4725
    Third Quarter. . . . . .     20 5/8         17 5/8          .4725
    Fourth Quarter . . . . .     24 3/8         19               4725

    The last reported closing sale price on the NYSE on March 10, 1997 was $25.375 per share. As of March 10, 1997, there were 16,923,236 shares of Common Stock outstanding, held by 508 holders of record.

DISTRIBUTIONS

    The Company has made consecutive quarterly distributions since the IPO. The indicated annual distribution rate is $1.89 per share of Common Stock based on the fourth quarter 1996 distribution. A portion of the Company's distribution may represent a non-taxable return of capital and/or a capital gain dividend. Approximately 65% of 1996 distributions of $1.89 per share of Common Stock was a non-taxable return of capital. There were no capital gain dividends in 1996. The Company's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, its financial condition, capital commitments, debt repayment schedules and such other factors as the Board of Directors deems relevant.

    Holders of Common Stock are entitled to receive distributions when, as and if declared by the Board of Directors out of any funds legally available for that purpose. The Company, as a REIT, is required to distribute annually to its shareholders at least 95% of its "real estate investment trust taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company, the Operating Partnership and their subsidiaries (including the Third Party Services Corporation) for the periods after the IPO and combined historical financial data of the entities which owned the Properties and conducted the operations now performed by the Operating Partnership and its subsidiaries (the "Mills Entities") for the periods prior to the IPO. The historical financial data should be read in conjunction with the financial statements and notes thereto included herein and the discussion set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         SELECTED CONSOLIDATED FINANCIAL DATA
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     THE MILLS CORPORATION                                  THE MILLS ENTITIES
                                  ------------------------------------------    ------------------------------------------
                                                                  FOR THE        FOR THE
                                          YEAR ENDED              PERIOD         PERIOD
                                  ---------------------------    APRIL 22 TO     JANUARY 1       YEAR ENDED DECEMBER 31,
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   TO APRIL 21,   --------------------------
                                     1996            1995           1994          1994           1993            1992
                                   -----------    -----------    -----------    -----------    -----------   ------------
STATEMENT OF
OPERATIONS DATA:
REVENUES:
  Minimum rent                    $   94,678     $   89,839     $   62,174     $   25,970     $   78,134     $   72,846
  Percentage rent                      4,216          4,460          2,575          1,366          5,143          4,313
  Recoveries from tenants             45,761         44,267         28,283         12,611         37,952         33,753
  Other revenues                       7,616          6,537          3,966            976          2,863          5,091
  Fee income                           3,639          3,975          2,118            914          3,103          1,843
  Interest income                      2,850          2,431          1,556            402          1,361          1,609
                                 -----------    -----------    -----------    -----------    -----------   ------------
                                     158,760        151,509        100,672         42,239        128,556        119,455


EXPENSES:
  Recoverable from tenants            41,308         39,299         26,002         11,578         35,184         34,388
  Other operating                      6,170          5,231          3,069          3,629          4,460          5,782
  General and administrative           8,725          7,808          5,272          3,031          6,125          6,083
  Interest expense                    45,885         43,947         28,349         17,992         60,245         61,561
  Depreciation and amortization       39,020         40,815         28,805         10,686         34,670         34,506
                                 -----------    -----------    -----------    -----------    -----------   ------------
                                     141,108        137,100         91,497         46,916        140,684        142,320

Other Income (Expense)                 1,073            859         (1,881)           478            565          2,589
Equity in earnings of
   unconsolidated joint ventures       2,661             --             --             --             --             --
                                 -----------    -----------    -----------    -----------    -----------   ------------

Income (loss) before extraordinary
   items and minority interest        21,386         15,268          7,294         (4,199)       (11,563)       (20,276)
Extraordinary gain (loss) on debt
   extinguishment                     (5,301)          (419)        (5,414)            46          3,225          3,547
Minority interest                     (7,904)        (7,231)          (915)           -              -             -
                                 -----------    -----------    -----------    -----------    -----------   ------------

Net income (loss)                 $    8,181     $    7,618     $      965     $   (4,153)    $   (8,338)   $   (16,729)
                                 -----------    -----------    -----------    -----------    -----------   ------------
                                 -----------    -----------    -----------    -----------    -----------   ------------
Earnings Per Common and Common
   Equivalent Share(1):
Income before extraordinary
   items                             $  0.64        $  0.46        $  0.22            N/A            N/A            N/A
Extraordinary loss on debt
   extinguishments                     (0.16)         (0.01)         (0.16)           N/A            N/A            N/A
                                 -----------    -----------    -----------    -----------    -----------   ------------

Net income per common and
   common equivalent  share       $     0.48     $     0.45     $     0.06            N/A            N/A            N/A
                                 -----------    -----------    -----------    -----------    -----------   ------------
                                 -----------    -----------    -----------    -----------    -----------   ------------





                                                           THE MILLS CORPORATION                          THE MILLS ENTITIES
                                              -----------------------------------------    -----------------------------------------
                                                                             FOR THE       FOR THE
                                                                              PERIOD         PERIOD
                                                  AS OF DECEMBER 31,        APRIL 22 TO     JANUARY 1         AS OF DECEMBER 31,
                                              --------------------------    DECEMBER 31,  TO APRIL 21,    --------------------------
                                                 1996           1995           1994           1994           1993          1992
                                              -----------    -----------    -----------    -----------    -----------   ------------
OTHER DATA:
Cash flow provided by (used in):
  Operating activities                       $  63,262      $  61,823      $  34,095      $  10,975      $  16,347     $   (3,519)
  Investing activities                         (67,468)       (58,474)      (146,613)        (3,635)       (43,299)         6,791
  Financing activities                         ( 4,017)        (8,856)       116,301         (2,622)        31,712         (5,233)
Funds From Operations(2)                        56,250         50,030
Distributions paid per share                      1.89           1.89           1.31            N/A            N/A            N/A
Weighted average Common and
  Common Equivalent shares outstanding          17,009         16,906         16,906            N/A            N/A            N/A
Weighted average shares and Units
  outstanding                                   33,341         32,964         32,964            N/A            N/A            N/A
PORTFOLIO DATA:
Total Owned GLA at end of period(3)              9,233          8,172          8,116                         7,736          7,233
Number of Properties at end of period               16             15             15                            14             14
BALANCE SHEET DATA:
Investment in real estate assets (before     $ 947,621      $ 894,265      $ 855,049      $ 760,757      $ 724,823     $  713,824
  accumulated depreciation)
Total assets                                   862,624        853,057        853,889        749,472        731,320        771,942
Total mortgages, notes and loans               730,113        676,435        631,976        780,523        753,756        788,163
  payable
Minority interest                               43,975         66,839         90,466            N/A            N/A            N/A
Total stockholders' equity/owners'           $  45,525      $  70,408      $  95,295      $ (74,540)     $ (68,805)    $  (64,153)
  (deficit)



-----------------
(1) Per share data is reflected only for the Company. Per share data is not relevant for the historical combined financial statements of the Mills Entities since such financial statements are a combined presentation of partnerships and corporations. Historical operating results, including net income, may not be comparable to future operating results because of the historically greater leverage of the Mills Entities.
(2) The Company generally considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by NAREIT means income (loss) before minority interest (determined in accordance with generally accepted accounting principles, referred to herein as "GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP,
    (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations."
(3) Excludes 125,000 square feet of GLA owned by one anchor store tenant. Includes Ontario Mills at 1.1 million square feet which, upon completion of space for eight anchor store tenants, will contain approximately 1.6 million square feet of GLA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto.


    The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 1996 and December 31, 1995, and for the period April 22, 1994 to December 31, 1994, and the combined financial statements of the Mills Entities for the period from January 1, 1994 to April 21, 1994. The combined financial statements of the Mills Entities include the balance sheet data and results of operations of the management and leasing operations of the Management Partnership, the 15 Property Partnerships that owned the Properties and certain other affiliated entities, which were contributed to the Operating Partnership and are now consolidated in the Company's financial statements. The Mills Entities are considered the predecessor to the Company, and the combined financial statements do not include the effects of the IPO. For purposes of the discussion below, the term "Company" is used to refer to The Mills Corporation, the Operating Partnership and their subsidiaries, and/or their predecessor, the Mills Entities.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

    Income before minority interest for the year ended December 31, 1996, increased by approximately $1.2 million (8.3%) to $16.1 million as compared to the year ended December 31, 1995. The increase was the result of an increase in revenues of $7.3 million (4.8%), offset by an increase in expenses of $4.0 million (2.9%), an increase in equity of earnings of unconsolidated joint ventures of $2.7 million, and an increase in the extraordinary loss on debt extinguishment of $4.9 million.

    REVENUES. Minimum rent for the year ended December 31, 1996, increased approximately $4.8 million (5.4%) compared to the year ended December 31, 1995. The increase was primarily due to the expansions of Sawgrass Mills and Liberty Plaza and higher lease renewal rates across the Properties.

    Percentage rents decreased $0.2 million (5.5%) compared to the year ended December 31, 1995, due to fixed lease escalations in 1996 shifting revenues from percentage rents to minimum rent and to decreased sales for certain tenants which pay percentage rents, although aggregate tenant sales have increased over 1995.

    Recoveries from tenants for the year ended December 31, 1996, increased approximately $1.5 million (3.4%) compared to the year ended December 31, 1995. The increase was due to the expansion of Sawgrass Mills and increases in the recoverable expenses across the remaining Mills mainly for real estate taxes .

    Other revenue for the year ended December 31, 1996, increased $1.1 million (16.5%) compared to the year ended December 31, 1995. The increase was primarily due to increased revenues at the Company's pushcart program and in income from tenants who occupy space on a temporary basis.

    Fee income for the year ended December 31, 1996, decreased $0.3 million (8.5%) compared to the year ended December 31, 1995. The decrease was due primarily to lower fees earned on the sale of third party peripheral land.

    Interest income increased by approximately $0.4 million (17.2%) for the year ended December 31, 1996, compared to the year ended December 31, 1995. This increase was primarily due to $0.5 million of interest earned on a note receivable from an unconsolidated joint venture.

    EXPENSES. Recoverable from tenants for the year ended December 31, 1996, increased approximately $2.0 million (5.1%) compared to the year ended December 31, 1995. The increase was due to the expansion of Sawgrass Mills and increases across the remaining Mills primarily for real estate taxes and snow removal.

    Other operating expenses for the year ended December 31, 1996, increased approximately $0.9 million (18.0%) compared to the year ended December 31, 1995. This increase was primarily due to an increase in contributions to promotional programs of $0.8 million, an increase in bad debt of $0.3 million at certain properties, an increase of $0.3 million for the expansion of the Company's pushcart program, and an increase of $0.1 million for other taxes at Franklin Mills. These increases were offset by a decrease in non-recurring legal fees of $0.7 million at Sawgrass Mills.

    General and administrative expenses increased by $0.9 million (11.7%) for the year ended December 31, 1996, compared to the year ended December 31, 1995. The increase was due to a $0.5 million legal settlement with a former officer of the Company and the Company's hiring additional employees in connection with its projects under development.

    Interest expense increased by approximately $1.9 million (4.4%) for the year ended December 31, 1996, compared to the year ended December 31, 1995. This increase was primarily due to additional debt associated with the Phase II expansion of Sawgrass Mills which opened in November 1995, and interest expense associated with the opening of Ontario Mills in November 1996 that was capitalized prior to opening.

    Depreciation and amortization decreased $1.8 million (4.4%) for the year ended December 31, 1996, compared to the year ended December 31, 1995. The decrease was due to a $1.4 million decrease in amortization of loan costs as a result of refinancing of certain mortgage indebtedness secured by the Community Centers and a $2.5 million decrease in depreciation relating to assets reaching the end of their depreciable lives. The decrease is partially offset by a $1.3 million increase in depreciation related to the Sawgrass expansion and a $0.9 million acceleration of amortization of leasing costs at Liberty Plaza in 1996.

    Equity in earnings of unconsolidated joint ventures increased to $2.7 million in 1996 as the Company recognized its equity in the earnings in the Ontario Mills and Ontario Mills Residual joint ventures, which began operations in 1996.

    The extraordinary loss on debt extinguishment for the year ended December 31, 1996, increased $4.9 million compared to the year ended December 31, 1995. The 1996 loss was due principally to the write off of unamortized deferred financing costs as a result of the refinancing of certain mortgage indebtedness secured by the Community Centers in January 1996 and Gurnee Mills and Potomac Mills in December 1996.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

    The following discussion compares the results of the Company for the year ended December 31, 1995, to the results of the Company for the period April 22, 1994 to December 31, 1994, combined with the results of the Mills Entities for the period January 1, 1994 to April 21, 1994. As a result of the IPO, the Company's capital structure and leverage changed substantially. However, as the effects of the IPO primarily impact other income and expense, such as interest expense, the comparison of 1995 to combined 1994 results of operations provides a reasonable basis for analysis of the results of recurring property operations. The impact of the IPO on the analysis of other income and expense is noted below.

    Income before minority interest for the year ended December 31, 1995, increased by approximately $17.1 million to $14.8 million compared to a loss of $2.3 million for the year ended December 31, 1994. This increase was the result of an increase in revenues of $8.6 million (6.0%), a decrease in expenses of $1.3 million, an increase in other income of $2.3 million and a decrease in extraordinary loss on debt extinguishment of $4.9 million.

    REVENUES. Minimum rent for the year ended December 31, 1995, increased by approximately $1.7 million (1.9%) compared to the year ended December 31, 1994. This increase was partly due to contractual rent increases and lease renewals. Additionally, the Company realized a full year of operations in 1995 of two community centers acquired in 1994, resulting in a $1.2 million increase in rents. These increases were offset by the sale of one community center in 1994, resulting in a $0.4 million decrease in rents.

    Percentage rents increased $0.5 million (13.2%) compared to the year ended December 31, 1994, due to increased tenant sales in aggregate at the Company's properties, particularly Sawgrass Mills.

    Recoveries from tenants increased approximately $3.4 million (8.3%) for the year ended December 31, 1995, compared to the year ended December 31, 1994. This increase was due to a full year of operations of two community centers acquired in 1994 resulting in a $1.1 million increase, a utility income billing rate adjustment at Franklin Mills of $0.7 million, the elimination of management imposed caps at Gurnee Mills and Franklin Mills and overall increases in recoverable expenses.

    Fee income increased by $0.9 million (31.1%) for the year ended
December 31, 1995, primarily as a result of development and leasing fees earned from the Ontario Mills Limited Partnership.

    EXPENSES. Recoverable from tenants for the year ended December 31, 1995, increased approximately $1.7 million (4.6%) compared to the year ended
December 31, 1994. This increase was primarily attributable to an increase in real estate tax expense of $1.7 million at Franklin Mills due to the expiration of a tax abatement.

    Other operating expenses for the year ended December 31, 1995, decreased approximately $1.5 million (21.9%) compared to the year ended December 31, 1994. This decrease was primarily due to greater advertising costs in 1994 at Gurnee Mills of $1.4 million which were funded by contributions to a promotion fund. Typically, advertising costs are funded solely by tenant contributions.

    General and administrative expenses decreased by $0.5 million (6.0%) for the year ended December 31, 1995, primarily due to non-recurring costs incurred in 1994 combined with cost cutting measures implemented by the Company in 1995.

    Interest expense decreased by approximately $2.4 million (5.2%) for the year ended December 31, 1995, compared to the year ended December 31, 1994. This decrease was primarily due to lower debt balances in 1995 (and subsequent to the IPO in 1994) as a result of the application of a substantial portion of the proceeds of the IPO to reduce outstanding borrowings.

    Depreciation and amortization expense increased $1.3 million (3.4%) for the year ended December 31, 1995, due to the two new community centers acquired in 1994, a step-up in certain asset bases as a result of the acquisition of certain partnership interests at the time of the IPO and other increases in deferred assets.

    Other income and expense increased approximately $2.3 million (161.2%) for the year ended December 31, 1995, as compared to the year ended December 31, 1994. The increase was mainly due to a 1994 write-down of Western Crossing to net realizable value of $3.4 million offset by the decrease in the gain on land sales of $0.7 million.

    Extraordinary loss on debt extinguishment decreased approximately $4.9 million in 1995 due to the paydown of debt associated with the IPO in 1994

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, the Company's balance of cash and cash equivalents was $6.3 million, not including its proportionate share of cash held in partnerships which are not consolidated. In addition to its cash reserves, the Company had $20.3 million available under its $40.0 million Line of Credit (see below).

    FINANCING ACTIVITIES. During 1996, the Company completed various financing and refinancing activities which extended the weighted average remaining term of the Company's total indebtedness from 3.5 years at

December 31, 1995 to 4.5 years at December 31, 1996, without increasing the weighted average interest rate (7.05% at December 31, 1996).

    Loans totaling $349.9 million were refinanced during 1996 with the proceeds of new borrowings totaling $360.0 million. On January 31, 1996, the Company obtained a $76.0 million permanent mortgage loan secured by nine of the Community Centers to repay a $60.0 million loan maturing on March 31, 1996. The permanent mortgage loan bears interest at a fixed rate of 7.16% and matures on January 31, 2001. On December 17, 1996, the Company completed a $289.9 million refinancing of the existing mortgage indebtedness on Gurnee Mills and Potomac Mills. This refinancing was achieved through a $284 million all-investment grade securitization with a weighted average fixed coupon of 7.02% and an anticipated balloon repayment due in seven years. The shortfall in this refinancing was funded through a draw on the Line of Credit.

    During 1996, three credit facilities were completed with Credit Suisse First Boston, summarized as follows (dollars in thousands):



                                                                                                                           AMOUNT
                                                                                                                        OUTSTANDING
NATURE OF FACILITY                                      MATURITY     INTEREST RATE          TERMS       TOTAL FACILITY  AT 12/31/96
------------------                                      --------     -------------          -----       --------------  -----------
Line of Credit. . . . . . . . . . . . . . . . . .      10/31/98      LIBOR + 3.00%       Interest Only   $  40,000       $  19,683
Revolving Master Repurchase Agreement . . . . . .       Varies       LIBOR + 1.25%       Interest Only      10,600          10,556
Secured Term Loan . . . . . . . . . . . . . . . .      7/31/98       LIBOR + 2.35%       Interest Only      12,000          12,000
                                                                                                          ----------      ----------
                                                                                                         $  62,600       $  42,239
                                                                                                          ----------      ----------


    The amounts available under the Line of Credit are subject to certain performance measurements and restrictive covenants. The Company was in compliance with the applicable covenants at December 31, 1996 and anticipates increasing the availability in 1997 under the facility.

    In October 1996, the Company filed a universal shelf registration statement on Form S-3 for up to $250 million of common stock, preferred stock and common stock warrants which became effective October 28, 1996. The Company filed a Prospectus and preliminary Prospectus Supplement dated February 21, 1997 to sell 4,500,000 shares of Common Stock under the shelf registration statement. In December 1996, the Company filed a preliminary proxy statement seeking shareholder approval for up to $150 million of preferred equity capital from Kan Am. In connection therewith, the Company is currently negotiating an agreement, subject to such shareholder approval, with Kan Am to provide the Company (or the Operating Partnership) with approximately $50 million in preferred equity capital on terms the Company believes would be attractive. There can be no assurance that any such agreement will be entered into or that such shareholder approval will be obtained.

    The Company had consolidated debt of approximately $730.1 million at December 31, 1996 of which $657.9 million is fixed-rate debt and $72.2 million is variable-rate debt. Scheduled principal repayments of consolidated indebtedness over the next four years is $254.8 million ($165.0 million of which relates to Franklin Mills which the Company expects to refinance in 1997 and the remainder of which the Company expects to refinance or repay with cash generated from operations, external borrowings or equity issuances), with $475.3 million due thereafter. The Company's pro rata share of unconsolidated joint venture debt at December 31, 1996 was $42.4 million (net of tax increment financing).

    The Company's ratio of debt-to-total market capitalization was approximately 47.9% at December 31, 1996. If the Company's pro-rata share of indebtedness of all unconsolidated joint venture properties were included, the ratio of debt-to-total market capitalization would be approximately 49.3%.

    DEVELOPMENT, REMERCHANDISING AND EXPANSION. The Company is involved in the following development, remerchandising and expansion efforts:

    Five Mills projects are planned to be completed in the next three years. Grapevine Mills and Arizona Mills are expected to open in the fourth quarter of 1997. Construction loans and loan commitments, aggregating approximately $285 million (expected to increase to $300 million), equity commitments from the Company's joint venture partners and the Company's remaining required equity contribution of approximately $15 million (as of December 31, 1996) are considered adequate to fund the remaining development efforts for these projects. The Company expects to obtain its required equity contributions from external borrowings, potential equity issuances and/or cash flow from operating activities.

    Mills City at Orange and Houston Mills are scheduled to open in the fourth quarter of 1998 and in 1999, respectively. Both projects will be financed principally with external borrowings, potential preferred and other equity contributions from Kan Am and/or the potential equity issuances. The Company anticipates its required future equity requirements for Mills City at Orange and Houston Mills in the aggregate may total as much as $30 million.

    The Company expects to commence construction in 1998 of Meadowlands Mills, with a targeted opening date in 1999. The Company is currently evaluating its financing options with respect to this project, including possibly obtaining an additional partner to provide equity.

    In addition to these new Mills, the Company is planning to spend approximately $115 million on its existing portfolio during the next three years to complete its expansion and remerchandising programs in each of the Company's first four Mills. It is anticipated that these projects will be financed with external borrowings, equity contributions from Kan Am and other potential equity issuances.

    CAPITAL RESOURCES. The Company anticipates that its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations, potential ancillary land sales and borrowings under its Line of Credit.

    The Company believes that it will have the capital and access to additional capital resources sufficient to expand and develop its business in accordance with its operating, development and financing strategies.

    DISTRIBUTIONS. The Company has paid and intends to continue to pay regular quarterly distributions to its stockholders. Distributions are payable at the discretion of the Board of Directors and depend on a number of factors, including net cash provided by operating activities, its financial condition, capital commitments, debt repayment schedules and such other factors as the Board of Directors deems relevant.

CASH FLOWS

    COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995. Net cash provided by operating activities increased $1.4 million, or 2.3%, to $63.2 million for the year ended December 31, 1996 as compared to $61.8 million for the year ended December 31, 1995. Net cash used in investing activities increased $9.0 million, or 15.4%, to $67.5 million for the year ended December 31, 1996, as compared to $58.5 million for the year ended December 31, 1995, primarily as a result of capital invested by the Company for real estate and development assets. Net cash used in financing activities decreased
$4.8 million, or 54.6%, to $4.0 million for the year ended December 31, 1996, as compared to $8.8 million for the year ended December 31, 1995, primarily as a result of a decrease in net borrowings.

    COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994. Net cash provided by operating activities increased $16.8 million, or 37.2% to $61.8 million for the year ended December 31, 1995, as compared to $45.0 million for the year ended December 31, 1994 primarily due to increased rental revenues. Net cash used in investing activities decreased $91.8 million, or 61.1% to $58.4 million for the year ended December 31, 1995 as compared to $150.2 million for the year ended December 31, 1994, primarily as a result of decreased expenditures for real estate and development assets. Net cash provided by financing activities decreased $122.5 million, or 107.8% to $8.8 million for the year ended December 31, 1995 as compared to $113.7 million for the year ended December 31, 1994, primarily due to the IPO proceeds in 1994.

FUNDS FROM OPERATIONS

    The Company generally considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by NAREIT means income
(loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

    FFO for the year ended December 31, 1996, increased to $56.3 million compared to $50.0 million for the comparable period in 1995. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:


                                                                                                            YEAR ENDED
                                                                                                            DECEMBER 31,
                                                                                                            ------------
                                                                                                         1996          1995
                                                                                                         ----          ----
                                                                                                       (DOLLARS IN THOUSANDS)
Funds From Operations Calculation(1):
 Income before extraordinary item and minority interest. . . . . . . . . . . . . . . . . . . . . .    $21,386        $15,268
   Adjustments:


     Add: Depreciation and amortization of real estate assets. . . . . . . . . . . . . . . . . . .     33,501         34,414
     Add: Write-off of development costs                                                                   --            348
     Add: Adjustment for real estate depreciation and amortization of unconsolidated affiliates. .        561             --
     Add: Loss on sale of furniture, fixtures and equipment. . . . . . . . . . . . . . . . . . . .        802             --
                                                                                                     ---------      ---------
   Funds From Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $56,250        $50,030
                                                                                                    ---------      ---------
                                                                                                    ---------      ---------


----------------
(1) The definition of FFO does not permit the add-back of amortization of loan costs, including amortization relating to buydown fees and interest rate caps. The annual amortization related to these items is not a cash expense to the Company, although it reduces FFO. Potomac Mills and Gurnee Mills were refinanced in December 1996 under a fixed rate securitization. Accordingly, the related caps were sold and the amortization on such caps will not recur in 1997. The impact of these items on the Company's historical effective interest rate and other relevant information is detailed below (Sawgrass Mills has no interest rate hedging instruments) (dollars in thousands):


                                                                                                 PRIOR TO  REFINANCING
                                                                                                 ---------------------
                                                                      FRANKLIN MILLS      POTOMAC MILLS       GURNEE MILLS
                                                                      --------------      -------------       ------------
Loan amount . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$165,000            $136,000            $151,152
Deferred cost type. . . . . . . . . . . . . . . . . . . . . . . . . .Rate buydown (1)    Rate cap (2)        Rate cap (3)
Deferred amount . . . . . . . . . . . . . . . . . . . . . . . . . . .$17,500             $5,834              $4,632
Current rate. . . . . . . . . . . . . . . . . . . . . . . . . . . . .7.13%               6.56%               7.50%
Effective rate with amortization of cap or buydown. . . . . . . . . .9.43%               7.42%               8.52%
Amortization:
  Period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4.6 yrs             5 yrs               3 yrs
  End date. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .Dec-98              Oct-99              Apr-97
Annual amortization . . . . . . . . . . . . . . . . . . . . . . . . .$3,800              $1,167              $1,544
30-day LIBOR at December 16, 1996: 5.75%



(1) On April 21, 1994 (IPO date), the Company paid $17.5 million to reduce the interest rate on this mortgage to 7.125% from 9.625% and to extend the maturity date.
(2) On October 19, 1994, the Company paid $5.8 million for an interest rate cap. Through October 19, 1997, LIBOR is capped at 6.00%, provided LIBOR is below 8.00%. If LIBOR is greater than 8.00%, the LIBOR cap increases to 8.00%. From October 20, 1997 through October 19, 1999, LIBOR is capped at 8.00%.
(3) On April 21, 1994 (IPO date), the Company paid $4.6 million for an interest rate cap. Through April 1, 1997, LIBOR is capped at 5.25%, provided LIBOR is below 7.25%. If LIBOR is 7.25% or above, the LIBOR cap increases to 6.25%.

ECONOMIC TRENDS

    Because inflation has remained relatively low during the last three years, it has had little impact on the operation of the Mills Entities and the Company during that period. Even in periods of higher inflation, however, tenant leases provide, in part, a mechanism to help protect the Company. As operating costs increase, leases permit a pass-through of the common area maintenance and other operating costs, including real estate taxes and insurance, to the tenants. Furthermore, most of the leases contain base rent steps and percentage rent clauses that provide additional rent after a certain minimum sales level is achieved. These provisions provide some protection to the Company during highly inflationary periods.

                         SUMMARY OF OUTSTANDING INDEBTEDNESS

    As of December 31, 1996, the Company had outstanding indebtedness in an aggregate amount of approximately $730.1 million (excluding its pro rata share of unconsolidated joint venture debt) as set forth below:





SECURED PROPERTY:         PRINCIPAL   INTEREST                                   MATURITY
-----------------         BALANCE     RATE TYPE          ANNUAL INTEREST RATE      DATE
                          -------     ---------          --------------------      ----
                                                  (DOLLARS IN THOUSANDS)
Potomac
  Mills/Gurnee
  Mills:
  Tranche A. . . . . . .  $212,000    Fixed              6.905%                  12/17/26 (1)
  Tranche B. . . . . . .    27,000    Fixed              7.021%                  12/17/26 (1)
  Tranche C. . . . . . .    15,000    Fixed              7.235%                  12/17/26 (1)
  Tranche D. . . . . . .    30,000    Fixed              7.701%                  12/17/26 (1)
Franklin Mills and
Liberty Plaza:
  Mortgage Loan. . . . .   165,000    Fixed              7.125%                  12/01/98
  Mortgage Loan. . . . .       859    Fixed              4.000%                  4/01/09
Sawgrass Mills:
  Tranche A. . . . . . .   115,000    Fixed              6.450%                  1/18/01
  Tranche B. . . . . . .    10,000    Variable with cap  85 bp over LIBOR (6)    1/18/01
  Tranche C. . . . . . .    20,000    Variable with cap  230 bp over LIBOR(6)    1/18/01
Sawgrass Mills-
Phase II . . . . . . . .    12,000    Variable           235 bp over LIBOR       7/31/98
Western Hills. . . . . .    14,949    Fixed              7.675%                  1/01/99
9 Community Centers. . .    74,218    Fixed              7.160%                  1/31/01
Line of Credit . . . . .    19,683    Variable           300 bp over LIBOR      10/31/98
Revolving Master
  Repurchase
     Agreement . . . . .    10,556    Variable           125 bp over LIBOR
Other. . . . . . . . . .     3,848    Fixed              7.0% weighted average
                          --------
     Total . . . . . . .  $730,113
                          --------
                          --------
                                            EARLIEST DATE
                            ANNUAL DEBT     AT WHICH DEBT
                              SERVICE       CAN BE REPAID
                              -------       -------------
Potomac
  Mills/Gurnee
  Mills:
  Tranche A. . . . . . .      $14,547            (2)
  Tranche B. . . . . . .        1,896            (2)
  Tranche C. . . . . . .        1,085            (2)
  Tranche D. . . . . . .        2,310            (2)
Franklin Mills and
Liberty Plaza:
  Mortgage Loan. . . . .       11,756            (3)
  Mortgage Loan. . . . .           34            (4)
Sawgrass Mills:
  Tranche A. . . . . . .        7,418            (5)
  Tranche B. . . . . . .          660 (7)        (5)
  Tranche C. . . . . . .        1,620 (7)        (5)
Sawgrass Mills-
Phase II . . . . . . . .          972 (7)        (8)
Western Hills. . . . . .        1,140            (9)
9 Community Centers. . .        5,314           (10)
Line of Credit . . . . .        1,722 (7)       (11)
Revolving Master
  Repurchase
     Agreement . . . . .          739 (7)       (11)
Other. . . . . . . . . .          269 (7)       (12)
                              -------
     Total . . . . . . .      $51,482
                              -------
                              -------


(1) This indebtedness is a 30 year amortizing loan with a balloon payment on or about December 18, 2003. The maturity date of the note is December 17, 2026. Principal repayments are based on the scheduled amortization, assuming a 7% mortgage loan interest rate, over a 30 year period ending on December 17, 2006, of the principal amount of the mortgage loan, with the monthly amortization payments being applied sequentially, beginning with Tranche A, to reduce the principal balances.
(2) Optional payments of principal are not permitted prior to December 17, 1999. After such date, prepayments, in whole or in part, are permitted upon at least 15 days notice. In addition, the Company is required to pay a prepayment penalty equal to the greater of (i) 1% of the remaining principal balance or (ii) a yield preservation payment. Generally, yield preservation payments are intended to compensate the lender for the total amount of interest it would have earned on the indebtedness but for the repayment, less the amount of interest that the lender could earn if it invested the repayment amount in United States Treasury obligations or other similar securities from the date of repayment through the maturity date of the indebtedness.
(3) Prepayable, in whole but not in part, at any time upon 30 days prior notice to the lender. If prepaid prior to September 1, 1998 (other than as the result of a casualty loss or condemnation), the Company is required to pay a prepayment penalty equal to the greater of (i) 1% of the principal balance or (ii) a yield preservation payment.
(4) Prepayable, in whole or in part, at any time upon payment of a prepayment penalty of .05% of the outstanding principal amount.
(5) Optional prepayments of principal on Tranche A of this indebtedness are not permitted prior to June 20, 2000 other than in connection with certain casualty or condemnation events occurring with respect to Sawgrass Mills. On and after such date, Tranche A may be prepaid in full, but not in part, without any prepayment penalty. Optional prepayments of Tranches B and C of the indebtedness may be made, in whole or in part, at any time without any prepayment penalty, but only if payments of interest are current with respect to each outstanding Tranche and an event of default is not then continuing.
(6) The loan agreement provides for a cap on LIBOR at 14% for the life of the loan. LIBOR is capped at 14% for Tranches B and C.
(7) Calculated using 30-day LIBOR at 5.75%, which was the rate at December 16, 1996.
(8)   Prepayable, in whole or in part, at any time without prepayment penalty.
(9) Optional prepayments of principal are not permitted, in whole or in part, prior to December 31, 1996. Thereafter, this indebtedness may be prepaid, in whole or in part, upon 30 days notice to the lender and the payment of a prepayment penalty. The penalty percentage due on prepayment at any time during the first six months after December 1, 1996 is 3% of the outstanding principal amount. Thereafter, the penalty decreases by 0.5% per six month period to a minimum of 1.5%. During the last three months of its term, the indebtedness may be prepaid without penalty.
(10) Prepayable, in whole or in part, at any time, upon 60 days prior notice to the lender. Only in the case of a partial prepayment is the Company required to pay a prepayment penalty which would equal the greater of
      (i) 1% of the principal balance or (ii) a yield preservation payment.
(11)  Prepayable, in whole or in part, at any time without prepayment penalty.
(12) Primarily corporate debt with maturities under one year. Prepayable, in whole or in part, at any time without prepayment penalty.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the index to Financial Statements and Schedules in
Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company and their positions and offices are set forth in the following table:



NAME                             AGE                    POSITIONS AND OFFICES HELD
----                             ---                    --------------------------
Laurence C. Siegel                44        Chairman of the Board, Chief Executive Officer and Director
Peter B. McMillan                 49        President, Chief Operating Officer and Director
Dietrich von Boetticher           55        Vice Chairman and Director
John M. Ingram                    61        Vice Chairman and Director
Charles R. Black, Jr.             49        Director
James C. Braithwaite              56        Director
The Hon. Joseph B. Gildenhorn     67        Director
Peter A. Gordon                   54        Director
Herbert S. Miller                 53        Director
Harry H. Nick                     55        Director
Franz von Perfall                 55        Director
Robert P. Pincus                  50        Director
James F. Dausch                   53        Executive Vice President - Development
Howard J. Samuels                 42        Executive Vice President - Leasing
Kent S. Digby                     44        Executive Vice President - Management and Marketing
Judith S. Berson                  53        Executive Vice President - Leasing
Thomas E. Frost                   44        Senior Vice President, General Counsel and Secretary
Thomas M. Hindert                 43        Senior Vice President - Planning, Pre-development and Acquisition
Steven J. Jacobsen                41        Senior Vice President - Development
Kenneth R. Parent                 36        Senior Vice President and Chief Financial Officer
James P. Whitcome                 50        Senior Vice President - Capital Services
Barry H. Young                    55        Senior Vice President - Specialty Leasing



    Biographical summaries of the directors and executive officers of the Company are included under the caption "Board of Directors" and "Executive Officers," respectively, in the Company's proxy statement for the 1997 Annual Meeting of Shareholders and are incorporated herein by reference. Information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

CERTAIN PROCEEDINGS

    Four partnerships in which Herbert S. Miller was a general partner or owned an interest in the general partner defaulted on mortgage obligations during the three-year period ended December 31, 1992 and the partnerships lost the properties they owned as a result. In two of these default situations the lender filed a foreclosure action and the partnerships deeded the properties to the lender in full satisfaction of the indebtedness. In one such default situation where the lender filed a foreclosure action, the partnership filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws after the partnership was unable to secure an extension of the loan term. The bankruptcy proceeding was dismissed when the partnership reached an agreement with the mortgage lender to deed the property to the mortgage lender in
satisfaction of the indebtedness.   With respect to the other two partnership
defaults, the lender sought a foreclosure and a deficiency judgment against Mr. Miller and the other general partners. Mr. Miller paid his portion of these obligations in full in December 1993.


ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Compensation of Directors" and "Executive Compensation" in the Company's proxy statement for the 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Voting Securities and Principal Holders Thereof" in the Company's proxy statement for the 1997 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN TRANSACTIONS

    Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Transactions" in the Company's proxy statement for the 1997 Annual Meeting of Shareholders.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS AND FORM 8-K


14(a)(1) AND (2)   FINANCIAL STATEMENTS AND SCHEDULES

                   THE MILLS CORPORATION AND THE MILLS ENTITIES           Page
                                                                          ----

                        Report of Independent Auditors                    F-1
                        Consolidated Balance Sheets                       F-2
                        Consolidated and Combined Statements of
                        Operations                                        F-3
                        Consolidated and Combined Statements of
                        Stockholders' Equity                              F-4
                        Consolidated and Combined Statements of
                        Cash Flows                                        F-5
                        Notes to Consolidated Financial Statements        F-6

                   FINANCIAL STATEMENT SCHEDULES

                        Schedule III - Schedule of Consolidated Real
                        Estate and Accumulated Depreciation               F-20
                        Notes to Schedule III                             F-21

                   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are included in the consolidated financial statements or are inapplicable and therefore have been omitted.

14(a)(3)           EXHIBITS


       NUMBER       EXHIBIT
       ------       -------

         1.1       None

         2.1       None
        *3.1       Amended and Restated Certificate of Incorporation of the
                   Company.

       **3.2       Amended and Restated Bylaws of the Company

       **3.3 Limited Partnership Agreement of the Operating Partnership (filed as part of Exhibit 10.3)

        *4.1       Specimen Common Stock Certificate of Company

        *4.2 Agreement dated March 15, 1994, among Richard L. Kramer, the A.J. 1989 Trust, the Irrevocable Intervivos Trust for the Benefit of the Kramer Children, the N Street Investment Trust, Equity Resources Associates, Herbert S. Miller, The Mills Corporation and The Mills Limited Partnership (filed as Exhibit 10.19)

       **4.3       Non-Affiliate Registration Rights and Lock-Up Agreement

       **4.4       Affiliate Registration Rights and Lock-Up Agreement

       NUMBER       EXHIBIT
       ------       -------

       *10.1       Form of Employee Non-Compete/Employment Agreements

       *10.2       1994 Executive Equity Incentive Plan

      **10.3       Limited Partnership Agreement of Operating Partnership

       *10.4       Option Agreement (Sunrise Residual/Parcels 4 and 5)

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

      *10.23 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers

       NUMBER       EXHIBIT
       ------       -------

  *****10.24       Construction Loan Agreement dated November 9, 1995, by and between Ontario Mills Limited Partnership and Canadian
                   Imperial Bank of Commerce, Bayerische Hypotheken-Und
                   Wechsel-Bank Aktiengesellschaft and The Mitsubishi Bank of
                   Commerce

  *****10.25       Construction Deed of Trust, Security Agreement, Assignment
                   of Leases and Rents, Fixture Filing and Financing Statement dated as of December 26, 1995 in favor of Canadian Imperial
                   Bank of Commerce, Bayerische Hypotheken-Und Wechsel-Bank
                   Aktiengesellschaft and The Mitsubishi Bank of Commerce

  *****10.26       Loan Agreement dated as of January 31, 1996 by and among
                   Coopers Crossing Associates (MLP) Limited Partnership,
                   Crosswinds Center Associates of St. Petersburg (MLP) Limited
                   Partnership, Echo Hills Center Associates (MLP) Limited
                   Partnership, Fashion Center Associates of Illinois No. 1
                   (MLP) Limited Partnership, Fashion Place Associates (MLP)
                   Limited Partnership, Germantown Development Associates (MLP)
                   Limited Partnership, Gwinnett Market Fair Associates (MLP)
                   Limited Partnership, Montgomery Village Associates (MLP)
                   Limited Partnership, Montgomery Village Ground (MLP) Limited
                   Partnership, Mount Prospect Plaza (MLP) Limited Partnership
                   (collectively, "The Mills Corporation, et. al."), and PFL
                   Life Insurance Company

  *****10.27       First Amended and Restated Promissory Note dated as of
                   January 31, 1996, made by and among The Mills Corporation, et al., and PFL Life Insurance Company

  *****10.28       Absolute Assignment of Mortgage and Loan Documents dated
                   January 31, 1996 by and between CS First Boston Mortgage
                   Capital Corp., as assignor, and PFL Life Insurance Company, as assignee

 10.29-10.47       Intentionally Omitted

 ******10.48       Note dated July 30, 1996 by Sawgrass Mills Phase II
                   Limited Partnership in favor of CS First Boston Mortgage
                   Capital Corporation.

 ******10.49       Mortgage, Security Agreement, Assignment of Leases and Rents
                   and Fixture Filing dated as of July 30, 1996, between Sawgrass Mills Phase II Limited Partnership, as Mortgagor, and CS First Boston Mortgage Capital Corporation, as
                   Mortgagee.

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

       NUMBER       EXHIBIT
       ------       -------

       10.52 Second Amendment and Restated Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by Potomac Mills-Phase III (MLP) Limited Partnership and Washington Outlet Mall (MLP) Limited Partnership, collectively, as Grantor to R. Eric Taylor, a resident of Fairfax County, Virginia as Deed Trustee for the benefit of CS First Boston Mortgage Capital Corp., as Beneficiary dated as of December 17, 1996.

       10.53 Form of Assignment of Leases and Rents and Security Deposits dated as of December 17, 1996 by Potomac Mills-Phase III (MLP) Limited Partnership and Washington Outlet Mall (MLP) Limited Partnership to CS First Boston Mortgage Capital Corp.

       10.54 Mortgage Security Agreement, Assignment of Rents and Fixture Filing by Gurnee Mills (MLP) Limited Partnership to CS First Boston Mortgage Capital Corp., as Mortgagee dated as of December 17, 1996

       10.55 Form of Assignment of Leases and Rents and Security Deposits dated as of December 17, 1996 by Gurnee Mills (MLP) Limited Partnership to CS First Boston Mortgage Capital Corp. (See Exhibit 10.53)

       10.56 Trust and Servicing Agreement dated as of December 17, 1996 among Potomac Gurnee Finance Corp., as Depositor, AMRESCO Management, Inc., as Servicer, ABN AMRO Bank NY, as Fiscal Agent and LaSalle National Bank as Trustee.

       10.57 Credit Agreement dated as of October 28, 1996, among The Mills Corporation, The Mills Limited Partnership, Sawgrass Mills Phase II Limited Partnership, Sunrise Mills (MLP) Limited Partnership, and CS First Boston Mortgage Capital Corp.

       10.58 General Pledge and Security Agreement, dated as of October 28, 1996 made by The Mills Limited Partnership, in favor of CS First Boston Mortgage Capital Corp.

       10.59 Intercompany Pledge and Security Agreement dated as of October 28, 1996, made by The Mills Limited Partnership, The Mills Corporation, Sunrise Mills (MLP) Limited Partnership and Sawgrass Mills Phase II Limited Partnership in favor of CS First Boston Mortgage Capital Corp.

       10.60 Assignment of Partnership Interest dated as of the 28th day of October, 1996 from The Mills Limited Partnership, to CS First Boston Mortgage Capital Corp.

       10.61 Revolving Note dated as of October 28, 1996 from The Mills Limited Partnership to CS First Boston Mortgage Capital Corp. in the maximum amount of $40,000,000.

          11       Statement Re: Computation of Per Share Earnings.

        21.1       List of Subsidiaries of the Registrant

          23       Consent of Independent Auditors

* Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 33-71524, which was declared effective by Securities and Exchange Commission on April 14, 1994.


** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994.


*** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.


**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1995.


***** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

****** Incorporated by reference to the Registrant's Quarterly Report on Form
       10-Q for the third quarter ended September 30, 1996.

14(b)              REPORTS ON FORM 8-K

                   The Company filed two reports on Form 8-K during the last quarter of the year ended December 31, 1996.

                   The Company's Current Report on Form 8-K dated November 21, 1996, announced the Company's plans to refinance the indebtedness on Potomac Mills and Gurnee Mills. The Company's Current Report on Form 8-K dated December 17, 1996 announced the closing of the refinancing of the Potomac Mills and Gurnee Mills indebtedness through a fixed rate securitization.

14(c)              EXHIBITS

                   The list of exhibits filed with this report is set forth in response to item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)              FINANCIAL STATEMENTS

                   Schedule III - Schedule of Consolidated Real Estate and Accumulated Depreciation
                        Notes to Schedule III.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
The Mills Corporation

We have audited the accompanying consolidated balance sheets of The Mills Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period from April 22, 1994 to December 31, 1994. We have also audited the combined statements of operations, owners' deficit, and cash flows of the Mills Entities for the period from January 1, 1994 to April 21, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial state-ments and schedule are the responsibility of the management of The Mills Corporation. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Mills Corpora-tion as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and for the period from April 22, 1994 to December 31, 1994, and the combined results of operations and cash flows of The Mills Entities for the period from January 1, 1994 to April 21, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                     ERNST & YOUNG LLP

Washington, D.C.
February 21, 1997

                              THE MILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                 DECEMBER 31, 1996        DECEMBER 31, 1995
                                                                 -----------------        -----------------
ASSETS
Income producing property:
   Land and land improvements                                          $ 164,420                $ 165,994
   Building and improvements                                             662,469                  652,706
   Furniture, fixtures and equipment                                      22,221                   21,943
   Less:  accumulated depreciation and amortization                     (179,658)                (152,713)
                                                                       ---------                ---------
Total income producing property                                          669,452                  687,930

Land held for investment and/or sale                                       3,564                    3,225
Construction in progress                                                  28,259                   36,282
Investment in unconsolidated joint ventures                               66,688                   14,115
                                                                       ---------                ---------
Total real estate and development assets                                 767,963                  741,552

Cash and cash equivalents                                                  6,327                   14,550
Restricted cash                                                           13,215                   19,354
Accounts receivable                                                       19,165                   17,274
Notes receivable                                                           7,167                    7,357
Deferred costs, net                                                       45,655                   49,596
Other assets                                                               3,132                    3,374
                                                                       ---------                ---------

TOTAL ASSETS                                                           $ 862,624                $ 853,057
                                                                       ---------                ---------
                                                                       ---------                ---------


LIABILITIES AND STOCKHOLDERS' EQUITY
Deed of Trusts, notes, and loans payable                               $ 730,113                $ 676,435
Accounts payable and other liabilities                                    43,011                   39,375
                                                                       ---------                ---------
Total liabilities                                                        773,124                  715,810

Minority interest                                                         43,975                   66,839

Stockholders' equity:
   Common stock $.01 par value, authorized 100,000,000 shares, issued and outstanding 16,907,164  and 16,905,953 shares in
   1996 and 1995, respectively                                               169                      169
   Additional paid-in capital                                            309,813                  309,813
   Accumulated deficit                                                  (264,457)                (239,574)
                                                                       ---------                ---------
   Total stockholders' equity                                             45,525                   70,408
                                                                       ---------                ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 862,624                $ 853,057
                                                                       ---------                ---------
                                                                       ---------                ---------


See Accompanying Notes to Consolidated Financial Statements.

                     THE MILLS CORPORATION (THE COMPANY) AND
               THE MILLS ENTITIES (THE PREDECESSOR TO THE COMPANY)

                  CONSOLIDATED STATEMENTS OF OPERATIONS OF THE
      COMPANY AND THE COMBINED STATEMENTS OF OPERATIONS OF THE PREDECESSOR
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       THE MILLS CORPORATION                 THE MILLS ENTITIES
                                                          -----------------------------------------------    ------------------
                                                                                           FOR THE PERIOD      FOR THE PERIOD
                                                           YEAR ENDED      YEAR ENDED       FROM APRIL 22      FROM JANUARY 1
                                                           DECEMBER 31     DECEMBER 31     TO DECEMBER 31        TO APRIL 21
                                                               1996            1995             1994                 1994
                                                          ------------     -----------     --------------      --------------
REVENUES:
   Minimum rent                                               $ 94,678        $ 89,839           $ 62,174            $ 25,970
   Percentage rents                                              4,216           4,460              2,575               1,366
   Recoveries from tenants                                      45,761          44,267             28,283              12,611
   Other revenues                                                7,616           6,537              3,966                 976
   Fee income                                                    3,639           3,975              2,118                 914
   Interest income                                               2,850           2,431              1,556                 402
                                                              --------        --------           --------            --------
                                                               158,760         151,509            100,672              42,239
EXPENSES:
   Recoverable from tenants                                     41,308          39,299             26,002              11,578
   Other operating                                               6,170           5,231              3,069               3,629
   General and administrative                                    8,725           7,808              5,272               3,031
   Interest expense                                             45,885          43,947             28,349              17,992
   Depreciation and amortization                                39,020          40,815             28,805              10,686
                                                              --------        --------           --------            --------
                                                               141,108         137,100             91,497              46,916
Other income (expense)                                           1,073             859             (1,881)                478
Equity in earnings of unconsolidated  joint ventures             2,661              -                  -                    -
                                                              --------        --------           --------            --------
Income (loss) before extraordinary item
   and minority interest                                        21,386          15,268              7,294              (4,199)
Extraordinary (loss) gain on debt extinguishment                (5,301)           (419)            (5,414)                 46
                                                              --------        --------           --------            --------
Income (loss) before minority interest                          16,085          14,849              1,880              (4,153)
Minority interest                                               (7,904)         (7,231)              (915)                 -
                                                              --------        --------           --------            --------
Net income (loss)                                             $  8,181        $  7,618           $    965            $ (4,153)
                                                              --------        --------           --------            --------
                                                              --------        --------           --------            --------
Income per share (Note 2)
   before extraordinary items                                 $    .64        $    .46           $    .22
                                                              --------        --------           --------
                                                              --------        --------           --------
Net income per share (Note 2)                                 $    .48        $    .45           $    .06
                                                              --------        --------           --------
                                                              --------        --------           --------
Dividends declared per common share                           $   1.89        $   1.89           $   1.31
                                                              --------        --------           --------
                                                              --------        --------           --------
Tax treatment of dividends (unaudited):
Ordinary income                                               $    .66        $    .60           $    .54
                                                              --------        --------           --------
                                                              --------        --------           --------
Capital gains                                                 $      -        $    .06           $      -
                                                              --------        --------           --------
                                                              --------        --------           --------
Return of capital                                             $   1.23        $   1.23           $    .77
                                                              --------        --------           --------
                                                              --------        --------           --------


See Accompanying Notes to Consolidated Financial Statements.

                     THE MILLS CORPORATION (THE COMPANY) AND
               THE MILLS ENTITIES (THE PREDECESSOR TO THE COMPANY)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY OF THE
    COMPANY AND THE COMBINED STATEMENTS OF OWNERS' DEFICIT OF THE PREDECESSOR
                                 (IN THOUSANDS)


                                                     COMMON
                                                      STOCK            PAR       ADDITIONAL    ACCUMULATED
                                                    (SHARES)          VALUE    PAID-IN CAPITAL    DEFICIT         TOTAL
                                                    --------         ------    --------------- ------------    ----------
Balance, December 31, 1993                                            $           $             $ (74,540)     $ (74,540)
Contributions                                                                                      12,658         12,658
Distributions                                                                                     (22,891)       (22,891)
Net loss                                                                                           (4,153)        (4,153)
                                                     -------           ----       --------      ---------      ---------
Balance, April 21, 1994                                                                           (88,926)       (88,926)

Net proceeds from initial public offering             16,906            169        309,813                       309,982
Net effect of REIT formation adjustments                                                            6,091          6,091
Minority interest ownership in
   operating partnership                                                                         (110,628)      (110,628)
Dividends declared                                                                                (22,189)       (22,189)
Net income                                                                                            965            965
                                                     -------           ----       --------      ---------      ---------
Balance, December 31, 1994                            16,906            169        309,813       (214,687)        95,295

REIT formation settlement adjustments                                                                (553)          (553)
Dividends declared                                                                                (31,952)       (31,952)
Net income                                                                                          7,618          7,618
                                                     -------           ----       --------      ---------      ---------

Balance, December 31, 1995                            16,906            169        309,813       (239,574)        70,408
Conversion of operating partnership units                  1
Change in ownership - Note 1                                                                         (596)          (596)
REIT formation settlement adjustments                                                                (516)          (516)
Dividends declared                                                                                (31,952)       (31,952)
Net income                                                                                          8,181          8,181
                                                     -------           ----       --------      ---------      ---------

Balance, December 31, 1996                            16,907           $169       $309,813      $(264,457)     $  45,525
                                                     -------           ----       --------      ---------      ---------
                                                     -------           ----       --------      ---------      ---------


See Accompanying Notes to Consolidated Financial Statements.

                     THE MILLS CORPORATION (THE COMPANY) AND
               THE MILLS ENTITIES (THE PREDECESSOR TO THE COMPANY)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE
      COMPANY AND THE COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSOR
                                 (IN THOUSANDS)



                                                                            THE MILLS CORPORATION                 THE MILLS ENTITIES
                                                               -----------------------------------------------    ------------------
                                                                                                FOR THE PERIOD      FOR THE PERIOD
                                                                YEAR ENDED      YEAR ENDED       FROM APRIL 22      FROM JANUARY 1
                                                                DECEMBER 31     DECEMBER 31     TO DECEMBER 31        TO APRIL 21
                                                                    1996            1995             1994                 1994
                                                               ------------     -----------     --------------      --------------
OPERATING ACTIVITIES:
Income (loss) before minority interest                           $   16,085        $ 14,849          $   1,880            $ (4,153)
Adjustments to reconcile income (loss) before minority
   interest to net cash provided by operating activities:
      Net accretion of note receivable                                 (700)           (700)              (555)               (160)
      Depreciation and amortization                                  42,816          44,618             31,494              10,686
      Provision for losses on accounts receivable                       441             848                485                 455
      Equity in earnings of unconsolidated joint ventures            (2,661)             -                   -                (478)
      Net gain on sales of property                                  (1,048)         (1,709)            (2,428)                 -
      Extraordinary loss (gain) on debt extinguishment                5,301             419              5,414                 (46)
      Loss on disposal of property held for sale                         -                -              3,425                  -
      Other changes in assets and liabilities:
         (Increase) decrease in accounts receivable                  (2,458)         (1,135)            (4,684)              2,304
         (Increase) decrease in notes receivable                        890           1,361                229                 745
         (Increase) decrease in other assets                            242           1,042              1,028              (2,279)
         (Decrease) increase in accounts payable
            and other liabilities                                     4,354           2,230             (2,193)              3,901
                                                                   --------        --------          ---------            --------
Net cash provided by operating activities                            63,262          61,823             34,095              10,975

INVESTING ACTIVITIES:
Investment in real estate and development assets                    (56,768)        (58,541)          (128,410)             (7,259)
Proceeds from sale of property                                        5,060           6,327             17,129               2,363
Deferred costs                                                      (15,760)         (6,260)           (35,332)              1,261
                                                                   --------        --------          ---------            --------
Net cash used in investing activities                               (67,468)        (58,474)          (146,613)             (3,635)

FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable                    423,029          85,233             59,471              15,526
Repayments of mortgages, notes and loans payable                   (369,351)        (26,193)          (169,198)            (20,940)
Payments to terminate interest rate swap agreements                      -               -              (2,061)                  -
Funding (to) from affiliates                                             -              834            (48,857)             26,580
Restricted cash                                                       6,139          (6,434)             4,967              (4,583)
Net proceeds from common stock offering                                  -               -             309,982                  -
Contributions from partners                                              -               -               2,743               3,686
Dividends                                                           (31,952)        (31,952)           (14,201)                 -
Distributions                                                       (31,882)        (30,344)           (26,545)            (22,891)
                                                                   --------        --------          ---------            --------
Net cash provided by (used in) financing activities                  (4,017)         (8,856)           116,301              (2,622)
                                                                   --------        --------          ---------            --------

Net increase (decrease) in cash and cash equivalents                 (8,223)         (5,507)             3,783               4,718
Cash and cash equivalents at beginning of period                     14,550          20,057             16,274              11,556
                                                                   --------        --------          ---------            --------
Cash and cash equivalents at end of period                         $  6,327        $ 14,550          $  20,057            $ 16,274
                                                                   --------        --------          ---------            --------
                                                                   --------        --------          ---------            --------

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized                 $ 45,785        $ 43,748          $  30,528            $ 16,027
                                                                   --------        --------          ---------            --------
                                                                   --------        --------          ---------            --------


See Accompany Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

The Mills Corporation (the "Company") was incorporated in Virginia on
January 2, 1991 and was reincorporated in Delaware in 1994. The Company elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, commencing with its year ended December 31, 1994. In connection with its re-incorporation, the Company completed its initial public offering of 14,380,000 shares of its common stock (the "Common Stock") on April 21, 1994 (the "Offering"). The net proceeds of the Offering of approximately $310 million and other assets of the Company were contributed to The Mills Limited Partnership (the "Operating Partnership") in exchange for a 51.3% interest therein, including a 1% interest as the sole general partner. Kan Am U.S., Inc. and certain of its affiliates ("Kan Am"), owned directly or indirectly 41.1% of the partnership interests ("Units") in the Operating Partnership. Also in connection with the Offering, the Company was authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"). The Board of Directors of the Company may determine the preferences, rights and other terms of Preferred Stock to be issued. As of December 31, 1996, there were no shares of Preferred Stock outstanding. In January 1996, Kan Am was issued 274,777 additional Units in exchange for an approximately 6.25% interest in Franklin Mills Associates Limited Partnership. This transaction resulted in an increase in Kan Am's interest in the Operating Partnership to 41.6% and a decrease in the Company's interest to 50.9%. The Operating Partnership was formed prior to consummation of the Offering and is the successor to the operations of the Mills Entities (the "Predecessor").

Simultaneously with the Offering, the individual property partnerships comprising the Predecessor transferred their assets to the Operating Partnership in exchange for Units and/or the assumption of their debt. Such Units are exchangeable into Common Stock of the Company or cash (at the option of the Company, as the general partner of the Operating Partnership) equal to the fair market value of the number of shares of Common Stock into which such Units are exchangeable. As of December 31, 1996, the Company has reserved 16,331,306 shares of Common Stock for the exchange of such Units. The Operating Partnership also acquired certain investors' interests in the Mills Entities for cash and Units. Purchase accounting was applied to the acquisition of all investor interests for which cash consideration was paid. Contributed assets and liabilities related to interests of all Mills Entities which received only Units and/or the assumption of debt by the Operating Partnership have been accounted for as a reorganization of entities under common control, and, accordingly, have been recorded at the Predecessor's cost.

The net effect of the REIT formation adjustments and the REIT formation settle-ment adjustments included in the accompanying statement of stockholders' equity consists of distributions of assets or return of capital not intended for inclusion in the REIT, conversion of debt due promoters to equity, contributions of interest not previously included in the Mills Entities and the effects of applying purchase accounting for acquisition of certain investors' interests in the Mills Entities for cash and Units.

Disclosures made herein with respect to any period ended prior to April 22, 1994, are to be read as disclosures of Predecessor. All disclosures made in reference to periods subsequent to April 21, 1994, are disclosures of the Company.

The Company, which conducts all of its business through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, and management of super-regional, value and entertainment-oriented outlet malls (the "Mills") and community shopping centers (the "Community Centers"). As of December 31, 1996, the Operating Partnership owns or holds an interest in the following operating properties:

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


     PROPERTY NAME                      LOCATION
     -------------                      --------
     Franklin Mills                     Philadelphia, PA
     Gurnee Mills                       Gurnee, IL (Chicago)
     Potomac Mills                      Woodbridge, VA (Washington, DC)
     Sawgrass Mills                     Sunrise, FL (Ft. Lauderdale)
     Ontario Mills                      Ontario, CA (Los Angeles)

     COMMUNITY CENTERS
     -----------------
     Butterfield Plaza                  Downers Grove, IL
     Coopers Crossing                   Voorhees, NJ
     Crosswinds Center                  St. Petersburg, FL
     Fashion Place                      Columbia, SC
     Germantown Commons                 Germantown, MD
     Gwinnett Marketfair                Duluth, GA
     Liberty Plaza                      Philadelphia, PA
     Montgomery Village                 Gaithersburg, MD
     Mount Prospect Plaza               Mount Prospect, IL
     West Falls Church Outlet Center    Falls Church, VA
     Western Hills Plaza                Cincinnati, OH

In addition to the operating properties, the Company is actively involved in the development of a number of new Mills and sale of certain outparcels of land.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly-owned or controlled by the Operating Partnership, as well as its wholly-owned subsidiaries Mills Management LLC ("Mills Management") and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the Mills Services Corporation ("MSC"), an entity formed in connection with the Offering to provide development, management, leasing and financing services to the Company and other entities owned by affiliates of the Company. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's investments in the partnerships that own Ontario Mills, Ontario Mills Residual, Grapevine Mills, Grapevine Mills Residual, Arizona Mills, Columbus Mills and Mills City, which represent non-controlling ownership interests, are accounted for using the equity method of accounting (see Note 4).

All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

The financial statements for the period January 1, 1994 to April 21, 1994, reflect the results of operations of the Predecessor. Such financial statements have been presented on a combined basis because the properties were under common ownership and control and because the entities were the subject of the business combination described above. All significant intercompany transactions and accounts have been eliminated.

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME PRODUCING PROPERTY

Income producing property is stated at cost. The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995 whereby impairment losses will be recorded if events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the assets are less than their carrying amount. The adoption of SFAS No. 121 had no material effect on the financial statements. Income producing property includes all costs related to acquisi-tion, development, leasing and construction, including tenant improvements, interest incurred during construction and certain direct and indirect costs of the development department. Maintenance and repairs are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

     Buildings and improvements              40 years
     Land improvements                       20 years
     Furniture, fixtures and equipment        7 years

Total interest expense capitalized to real estate and development assets was $7,171, $6,046 and $1,219 for the years ended December 31, 1996, 1995 and 1994, respectively.

INCOME RECOGNITION

The Company, as lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rent from income producing property are recognized on a straight-line basis over the terms of the respective leases. Percentage rents are recognized on an accrual basis. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

Management, leasing and development fees relating to entities not controlled by the Company are recognized as revenue as they are earned.

DEFERRED COSTS

Deferred costs consist of loan fees and related expenses which are amortized on a straight-line basis that approximates the interest method over the terms of the related notes and leasing charges, including tenant construction allowances and direct salaries and other costs incurred by the Company to obtain a lease, which are amortized over the terms of the related leases.

Total accumulated amortization of deferred costs was $57,608 and $70,740 at December 31, 1996 and 1995, respectively.

In connection with the 1996 refinancing of debt described in Note 5, unamortized deferred financing costs of $6,829 and a prepayment penalty of $600 net of the proceeds from the sale of interest rate cap agreements of $557 and the reversal of accruals for straight-line interest expense of $1,571 were written off and are included as extraordinary items for 1996. Deferred financing costs of $419 associated with a line of credit that was paid in full during 1995 were written off and included as an extraordinary item for 1995. In connection with the Offering, deferred financing costs aggregating $3,118, associated with debt that was retired or paid down with the proceeds of the Offering, as well as

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


prepayment penalties of $235 and payments of $2,061 to terminate interest rate swap agreements, were written off and are included as an extraordinary item in the accompanying statement of operations for the period from April 22, 1994 to December 31, 1994.

CASH AND CASH EQUIVALENTS

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

RESTRICTED CASH

Restricted cash primarily consists of funds invested in cash collateral ac-counts. The purpose of the cash collateral accounts is to hold proceeds from certain transactions and to fund maintenance reserves, interest, taxes and payments on debt. The cash collateral accounts are controlled by the lenders.

INCOME TAXES

Federal income taxes are not provided for because the Company believes it qualifies as a REIT under the provisions of the Internal Revenue Code ("IRC") and will distribute in excess of its taxable income to its shareholders. As a REIT, the Company is required to distribute at least 95% of its taxable income to shareholders and to meet certain other requirements. The differences between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relate primarily to temporary differences, principally real estate depreciation.

MSC, the Company's consolidated (for GAAP purposes) IRC subchapter C corporate subsidiary, is subject to federal income taxes at the prevailing tax rates. However, MSC has no current provision for federal taxes due to its federal net operating loss carry forwards of approximately $15 million and $9.2 million at December 31, 1996 and 1995, respectively.

No provision for income taxes has been made in the financial statements of the Predecessor because the entities included in the combined financial statements were not subject to tax.

INTEREST RATE RISK MANAGEMENT

Prior to the refinancing of the Gurnee Mills and Potomac Mills debt in December 1996 (see Note 5), the Company used interest rate cap agreements to reduce the potential impact of increases in interest rates relating to the floating rate portion of certain of its borrowings. In addition, in connection with the Offering, the Company purchased an interest rate buy-down from the lender on one of its Mills properties. These costs are deferred and amortized on a straight-line basis that approximates the interest method over the terms of the related notes. Upon the refinancing of the Gurnee Mills and Potomac Mills debt, the interest rate caps were sold and the excess of the net unamortized costs were expensed and included in the extraordinary loss on debt extinguishment (see "Deferred Costs"). Unamortized costs related to these agreements aggregated approximately $7,219 and $17,434 at December 31, 1996 and 1995, respectively, and are included in deferred costs.

NET INCOME PER SHARE

Net income per share for the years ended December 31, 1996 and December 31, 1995, and for the period April 22, 1994 to December 31, 1994, is based on the weighted average number of common shares and common equivalent shares outstanding during such period (17,009,000 at December 31, 1996, and 16,906,000 at December 31, 1995

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


and prior). Units in the Operating Partnership (16,331,000 and 16,058,000 outstanding at December 31, 1996 and 1995, respectively) may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances (See Note 1). This exchange right has not been consid-ered in the computation of per share data as it does not have a dilutive effect.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform with the current year presentation.

3.   NOTES RECEIVABLE

Notes receivable include $7,080 and $7,239 at December 31, 1996 and 1995, respectively, relating to a reimbursement and annexation agreement with the Village of Gurnee ("Village") to reimburse the owner of Gurnee Mills for the cost of certain public improvements. The Village has executed a non-interest bearing note for $15,000 to be paid from taxes collected from tenants of Gurnee Mills during a ten-year period beginning one year after Gurnee Mills opened in August 1991. In 1996, the note was amended to $17,500 to be paid over a thirteen year period. The note was recorded in 1991 at its net present value, based on the estimated taxes to be collected by the Village using a discount rate of 10%. Interest income accreted was approximately $700, $700 and $715 for the years ended December 31, 1996, 1995 and 1994, respectively. For the years ended December 31, 1996, 1995 and 1994, collections from the Village totaled $908, $880 and $808, respectively.

4.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Certain Mills and Mills under development are partially owned through joint ventures ("Joint Ventures"). The Company is also a general partner of these Joint Ventures. The Company's interest in each Joint Venture is as follows:

                                               Ownership %
               Joint Venture                 as of 12/31/96
               -------------                 --------------
               Ontario Mills                       50.0%
               Grapevine Mills                     37.5%
               Arizona Mills                       35.0%
               Columbus Mills                      75.0%
               Mills City at Orange                50.0%

The Company does not control these Joint Ventures as major business decisions require the approval of at least one other general partner. As a result, its investments are accounted for under the equity method, where the investments are recorded at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. The Company eliminates intercompany profits on sales of services that are capitalized by the Joint Ventures.

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to the amounts invested to date. The Company has guaranteed repayment of $84.7 million of the Joint Venture debt until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The aggregate amount of the special tax assessment is approximately $26,000 and will be collected over a 25 year period to fund debt service on bonds issued by the City to fund the infrastructure improvements.

Combined balance sheet and results of operations information is presented below for all Joint Ventures at December 31, 1996 and for the year then ended:



                                                              December 31, 1996
                                                              -----------------
Assets:
   Income producing assets                                         $124,208
   Construction in progress                                         108,854
   Other                                                             65,938
                                                                   --------


                                                                   $299,000
                                                                   --------
                                                                   --------
Liabilities and partners' equity:
   Debt                                                            $ 99,021
   Other liabilities                                                 50,902
   Operating Partnership's accumulated equity                        41,959
   Joint Venture partners' accumulated equity                       107,118
                                                                   --------

                                                                   $299,000
                                                                   --------
                                                                   --------


                                                                 Year Ended
                                                              December 31, 1996
                                                              -----------------
Revenues                                                           $  3,720
Recoverable and other property expenses                              (1,085)
Interest expense                                                       (523)
Depreciation and amortization                                        (1,268)
Other                                                                 5,489
                                                                   --------
Net Income                                                         $  6,333
                                                                   --------
                                                                   --------

Equity in earnings of unconsolidated joint ventures                $  2,661
                                                                   --------
                                                                   --------


The primary difference between the carrying value of the Company's investment in unconsolidated joint ventures and the Operating Partnership's accumulated equity noted above is due to capitalized interest on the investment balance, capitalized development and leasing costs which are recovered by the Operating Partnership through fees during construction and loans to the Joint Ventures included in other liabilities above.

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


5. BORROWINGS

Deed of Trusts, notes, and loans payable, which are secured by the Company's income producing properties, consist of the following at December 31, 1996 and 1995:


                                                                                    1996           1995
                                                                                    ----           ----
   Potomac Mills/Gurnee Mills securitized bonds - principal and interest payments based on 30 year amortization with an anticipated balloon repayment in December 2003 and required maturity in 2026; fixed
      interest rates ranging from 6.905% to 7.701%                                $284,000       $      -

   Gurnee Mills mortgage loan - interest only payments through maturity in November 1997; variable interest rate at LIBOR plus 1.75% increasing to LIBOR plus 2.25% in November 1996 -
      paid in full with proceeds from Potomac Mills/Gurnee Mills
      securitized bonds in December 1996                                                 -        153,949

   Potomac Mills securitized bonds - interest only payments through maturity in October 1999; variable interest rates ranging from
      LIBOR + .45% to LIBOR + 2.00% - paid in full with proceeds from
      Potomac Mills/Gurnee Mills securitized bonds in December 1996                      -        136,000

   Sawgrass Mills securitized bonds - interest only payments through maturity in January 2001; fixed interest rate of 6.45% on $115,000;
      variable interest rates on remaining amounts from LIBOR + .85% to
      LIBOR + 2.30% (LIBOR was 5.7% at December 31, 1996)                          145,000        145,000

   Sawgrass Mills Phase II mortgage loan - interest only payments through
      maturity in July 1998; variable interest rate at LIBOR plus 2.35%             12,000              -

   Franklin Mills mortgage loan - interest only payments through maturity
      in December 1998; fixed interest rate at 7.125%                              165,000        165,000

   Western Hills mortgage loan - interest only payments through maturity
      in January 1999; fixed interest rates at blended rate of 7.675%               14,949         14,949

   Community Centers' mortgage loan - principal and interest payments
      through maturity in January 2001; fixed interest rate of 7.16%                74,218              -

   Community Centers' interim mortgage loan - interest only payments through maturity in March 1996; variable interest rate at LIBOR plus
      2.35% - paid in full with proceeds from Community Centers'
      mortgage loan in January 1996                                                      -         60,000

   The Mills Limited Partnership $40.0 million revolving line of credit -
      interest only payments through maturity in October 1998 (with a one
      year extenstion option); variable interest rate at LIBOR plus 3.00%           19,683              -

   The Mills Limited Partnership revolving master repurchase agreement -
      interest only payments; balance due on demand; variable interest rate
      at LIBOR plus 1.25%                                                           10,556              -

   Other notes and loans payable                                                     4,707          1,537
                                                                                  --------       --------
                                                                                  $730,113       $676,435
                                                                                  --------       --------
                                                                                  --------       --------

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


Pursuant to an interest rate cap protection agreement, the LIBOR rate on the Potomac Mills securitized bonds was capped through October 1997 at 6% if LIBOR was less than 8% and was capped at 8% if LIBOR was greater than 8%; from October 1997 through October 1999, LIBOR is capped at 8%. This cap was sold in December 1996 in conjunction with the refinancing of Potomac Mills (see Note 2).

The additional interest due on the Gurnee Mills mortgage loan was being accrued on a straight-line basis over the life of the loan. The Company also had an interest rate cap agreement relating to this debt whereby the Company received a spread payment from the swap counterparty to the extent that LIBOR exceeded 5.25%, provided LIBOR was below 7.25%. If LIBOR rose above 7.25%, then the spread payment would be limited to the extent LIBOR exceeded 6.25%. This cap was sold in December 1996 in conjunction with the refinancing of Gurnee Mills (see Note 2).

The weighted average interest rate at December 31, 1996 and 1995, was 7.05%. Of the Company's approximately $730.1 million of consolidated debt, $657.9 million was fixed rate at December 31, 1996.

As of December 31, 1996, debt of the Joint Ventures aggregating $84.7 million has been guaranteed by the Company.

In January 1992, in conjunction with improvements to one of the Mills, a Mills Entity obtained from a bank a 10 year letter of credit in the amount of $30,249 which serves as a credit enhancement for bonds sold by a municipality to the public. Proceeds from the bonds were used to reimburse the Mills Entity for the costs of public works which amounted to approximately $21,000. This reimburse-ment was recorded as a reduction of the costs previously capitalized to the income producing property. The bonds are payable from ad valorem taxes levied by the municipality against the assessed value of the real property owned by the Partnership and real property owned by outside parties. Funds can be drawn on the letter of credit for the purpose of repaying principal and interest on the bonds.

The aggregate maturities of the Company's borrowings at December 31, 1996 is as follows:

     1997                                $ 18,124
     1998                                 204,881
     1999                                  21,096
     2000                                  10,697
     2001                                 207,123
     Thereafter                           268,192
                                         --------
                                         $730,113
                                         --------
                                         --------

For the period from January 1, 1994 to April 21, 1994, debt obligations totaling $329 were forgiven through negotiations with certain creditors. The gain on extinguishment of debt, offset by prepayment penalties of $283 from early payment of mortgage indebtedness, is classified as an extraordinary item in the combined statements of operations.

6. LEASING ACTIVITIES

The Company has noncancellable leases with tenants with remaining terms ranging from one to 25 years and requiring monthly payments of specified minimum rents. A majority of the leases require reimbursement by the tenant of substantially all operating expenses of the properties. In addition, many of the leases provide for additional rental payments based on gross revenues of the tenant in excess of specified amounts. Future minimum rental commitments to be received under noncancellable leases for the Mills (excluding Ontario Mills) and the Community Centers are as follows:

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


          Year ending December 31
          -----------------------
               1997                       $ 84,499
               1998                         77,214
               1999                         68,667
               2000                         59,529
               2001                         41,684
               Thereafter                  136,055
                                          --------
                                          $467,648
                                          --------
                                          --------

The Company has a noncancellable operating lease for its corporate headquarters in Arlington, Virginia. The lease commenced April 1, 1996 for a term of ten years. Minimum rental payments under this lease subsequent to December 31, 1996, are as follows:

          Year ending December 31
          -----------------------
               1997                       $ 1,100
               1998                         1,288
               1999                         1,320
               2000                         1,353
               2001                         1,480
               Thereafter                   6,301
                                          -------
                                          $12,842
                                          -------
                                          -------

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimat-ed fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estima-tion methodologies could have a material effect on the estimated fair value amounts.

Cash equivalents, rents receivable, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values.

Fixed rate debt with an aggregate carrying value of $657,874 has an estimated
aggregate fair value of $663,000 at December 31, 1996.   Estimated  fair  value
of fixed rate debt is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities. The estimated fair value of the Company's variable rate debt is estimated to be approximately equal to its carrying value of $ 72,239 at December 31, 1996.

Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 1996. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1996, and current estimates of fair value may differ significantly from the amounts presented herein.

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


8. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) defined contribution benefit plan that covers all employees who are age 21 or older and have at least one year of service. Contributions made by employees electing to participate in the plan under salary reduction agreements are recorded when paid into the plan, or alternatively, accrued if unpaid. Employer contributions are accrued and paid into the plan periodically. Employer contributions were $282, $297, and $272 in 1996, 1995 and 1994, respectively.

9. STOCK OPTION PLAN

In connection with the Offering, the Board of Directors approved the 1994 Executive Equity Incentive Plan (which plan, as amended in September 1996, is referred to herein as the "Plan") for the purpose of attracting and retaining directors, executive officers and other key personnel for the Company, the Operating Partnership and their subsidiaries. Pursuant to the Plan, 2,500,000 shares of common stock have been reserved for issuance of stock options at a price not less than 100% of fair market value at the date of grant and restricted stock. The options expire 10 years from the date of grant and will contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by the Company's Executive Compensation Committee.


A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                      1996                           1995                            1994
                             -------------------------     -------------------------     -------------------------
                                           Weighted-                     Weighted-                     Weighted-
                             Options        Average        Options        Average        Options        Average
                              (000)     Exercise Price      (000)     Exercise Price      (000)     Exercise Price
                             -------    --------------     -------    --------------     -------    --------------
Outstanding -
beginning of year               824         $22.28          1,079         $23.28            -0-         $  -0-

Granted                         858          17.73            155          18.58          1,149          23.29

Exercised                       -0-            -0-            -0-            -0-            -0-            -0-

Forfeited                      (221)         22.54           (410)         23.50            (70)         23.50
                              -----                          ----                         -----
Outstanding -
end of year                   1,461          19.57            824          22.28          1,079          23.28
                              -----                          ----                         -----
                              -----                          ----                         -----
Exercisable at end
of year                         -0-            -0-            -0-            -0-            -0-            -0-

Weighted-average fair
value of options granted
during the year              $  .92                        $ 1.02                           N/A

The range of excercise prices of options outstanding at December 31,1996 was
$17.27 to $23.50.   The weighted average remaining contractual life of options outstanding at December 31, 1996 was 8.62 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In 1996, the Company adopted pursuant to the Plan, its 1996 Long-Term Incentive Plan which granted restricted stock and certain options to the Company's executive officers and provided that such options would vest in 20% increments over a five-year period. Generally, other options granted under the Plan vest 50% and 100% on the third and fourth anniversaries, respectively, of the date of grant.

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensations" which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest of 6.07% and 6.25%; expected life of the option of 4.16 years and
4.83 years; a dividend yield of 7.92%; and volatility factors of the expected market price of the Company's common stock of .138.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly differ-ent from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share informa-tion):

                                                           1996         1995
                                                           ----         ----

     Pro forma income before minority interest           $15,937      $14,818
     Pro forma net income per common and
        common equivalent share                              .48          .45

Because Statement of Financial Accounting Standards No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until later years.

10.  LEGAL MATTERS

Mr. Richard Kramer ("Kramer") and certain of his affiliates, the AJ 1989 Trust ("A.J.") and Portals Development Associates Limited Partnership ("PDA"), filed an action on April 27, 1994, in New York state courts against the Operating Partnership, Herbert S. Miller ("Miller"), Kenwood Plaza Limited Partnership ("Kenwood") and Ernst & Young LLP for various alleged breaches of contract, breaches of fiduciary duties, fraudulent acts, and other violations of law relating primarily to the management and subsequent acquisition of the Proper-ties acquired in the IPO in which Kramer and his affiliates owned an interest. The complaint sought damages from the Operating Partnership in excess of $4.5 million, trebled under a RICO claim. That complaint also sought a declaratory judgment that A.J. is entitled to retain $2.9 million sent to it by mistake upon the closing of the IPO as on offset against its claimed damages, and a declara-tory judgment, specific performance and damages against Miller relating to his failure to sign certain guarantee affirmations and debt modifications in regard to PDA.

On May 10, 1994, the defendants removed this case from the New York state courts to the United States District Court for the Southern District of New York and the plaintiffs agreed to dismiss the claims against Ernst & Young LLP. Thereaf-ter, the court granted the defendant's motion to dismiss certain of the com-plaint's claims and gave plaintiffs leave to replead. When the plaintiffs served their amended complaint, they added the Company as a defendant. In late February 1996, the plaintiffs moved to amend the amended complaint to delete the RICO claim without prejudice and to remand other claims to the state court for adjudication. Defendants crossmoved for summary judgment (a) on their counter-claim seeking the return of the $2.9 million mistakenly transferred to A.J. and
(b) dismissing the remaining claims against the Company and the Operating Partnership. In addition, the

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


defendants are asserting that the RICO claim should be dismissed only on a with-prejudice basis. These motions are still pending. Pending the outcome of the litigation, the Company is withholding partnership distributions that would otherwise be payable to A.J. from Kenwood as an offset against the $2.9 million mistakenly transferred to A.J. A.J. has filed an additional claim seeking payment of those distributions. The Company, the Operating Partnership and Mr. Miller intend to vigorously defend against whatever claims remain. At this stage of the proceeding, the Company believes that it is unlikely that the ultimate outcome of the pending proceeding would have a material adverse effect on the Company's financial condition or results of operations.

On June 15, 1994, ICSC Partners Limited Partnership filed in the Court of Common Pleas, Hamilton County, Ohio a derivative action on behalf of Kenwood Plaza Limited Partnership ("Kenwood") against Mr. Miller, Western Development ("WDC") and the Company seeking the return to Kenwood of $6.3 million paid by Kenwood to Mr. Miller, WDC and the Company, plus $5 million in punitive damages. The plaintiff subsequently filed an amended complaint which included a RICO claim that, if proven, would entitle the plaintiff to recover treble damages and attorney's fees in addition to compensatory and punitive damages. The defen-dants filed counterclaims against the plaintiff seeking $5.0 million in compen-satory damages and $10.0 million in punitive damages.

In 1995, the parties to the lawsuit reached a settlement that resulted in no financial liability for the Company and no admission of liability by the Company. The settlement was submitted to the court for approval and sent to the non-party limited partners. A.J, a non-party limited partner, objected to the settlement, and, on October 13, 1995, the court entered an order and judgment overruling the objection and approving the settlement. A.J. appealed the order to the Court of Appeals of Arlington County, Ohio, which affirmed the trial court's approval of the settlement. A.J. has filed a motion asking the Supreme Court of Ohio to accept jurisdiction in this case. This motion is pending. The Company believes that it is unlikely that the ultimate outcome of the pending proceeding would have a material adverse effect on the Company's financial condition or results of operations.

On November 9, 1994, Gene E. Hess, a former officer of the Company whose employment was terminated after the IPO, filed a complaint in the United States District Court for the District of Columbia a complaint against the Company for fraud, breach of employment contract, and breach of covenant of good faith and fair dealing and against Mr. Miller for fraud and tortious interference with contractual relations. In January, 1997, without admitting liability, the defendants agreed to settle the lawsuit in exchange for the issuance of an additional 13,650 shares of Common Stock of the Company.

The Company is involved in other litigation incident to the operations of its income producing properties, the outcome of which is not expected to have a material effect on the consolidated financial position or results of operations of the Company.


11. TRANSACTIONS WITH AFFILIATES

MSC provides management, leasing, commissioned land sales, and related services to entities owned by partners of the Operating Partnership. Such services were provided by the Predecessor until April 21, 1994. Fees earned for the years ended December 31, 1996, 1995, and 1994, were $1,166, $1,588 and $1,748, respectively.

In addition, MSC provides development and leasing services for a Joint Venture. Fees earned during 1996 and 1995, net of amounts eliminated, were $2,473 and $2,546, respectively.

12.  SUBSEQUENT EVENTS

On February 21, 1997, the Company filed a Prospectus and Preliminary Prospectus Supplement to issue 4,500,000 shares of Common Stock pursuant to a universal shelf registration statement on Form S-3 filed in October 1996.

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


13.  PRO FORMA INFORMATION (UNAUDITED)

The following unaudited pro forma Condensed Consolidated Statement of Operations for 1994 is presented as if the consummation of the Offering and the other Formation Transactions had occurred on January 1, 1994. This statement should be read in conjunction with the financial statements and notes of the Company and the Predecessor included in this Form 10-K. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

This unaudited pro forma Condensed Consolidated Statement of Operations does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above, nor do they purport to represent the results of operations for future periods.

                                                                      1994
                                                                      ----

Rental revenues                                                    $137,921
Property operating costs                                            (44,478)
Interest                                                            (38,660)
Other                                                               (42,575)
                                                                   --------
Income before minority interests                                     12,208
Income allocated to minority interests                                5,945
                                                                   --------
Income before extraordinary items                                  $  6,263
                                                                   --------
                                                                   --------
Income before extraordinary items, per share                       $    .37
                                                                   --------
                                                                   --------

Pro forma adjustments to the statements of operations consist principally of recognizing the effects of debt repayments and refinancing at lower rates, the inclusion of third party investors' interests acquired, additional general and administrative expenses of the Company and the exclusion of non recurring charges.

14.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following is a summary of results of operations for each of the fiscal quarters during 1996:

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                    MARCH 31       JUNE 30       SEPTEMBER 30     DECEMBER 31
                                                    --------       --------      ------------     -----------
Total rental revenues                                $36,921        $37,072         $37,438         $40,840
Income before extraordinary items
  and minority interest                                4,165          4,332           6,936           5,953
Income before minority interest                        3,335          4,179           6,936           1,635
Net income                                             1,695          2,126           3,528             832
Income per share before extraordinary items             0.13           0.13            0.21            0.19
Net income per share                                    0.10           0.13            0.21            0.04

                              THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)



The following is a summary of results of operations for each of the fiscal quarters during 1995

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                    MARCH 31       JUNE 30       SEPTEMBER 30     DECEMBER 31
                                                    --------       --------      ------------     -----------
Total rental revenues                                $34,963        $35,452         $35,451         $39,237
Income before extraordinary items
   and minority interest                               2,701          2,806           3,252           6,509
Income before minority interest                        2,282          2,806           3,252           6,509
Net income                                             1,171          1,439           1,668           3,340
Income per share before extraordinary items             0.08           0.09            0.10            0.20
Net income per share                                    0.07           0.09            0.10            0.20

                              THE MILLS CORPORATION

                                  SCHEDULE III

              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)
                                DECEMBER 31, 1996

                                                                                            Cost
                                                                                        Capitalized
                                                                                        Subsequent to
                                                    Initial Cost to Company(3)          Acquisition
                                             ----------------------------------------   -------------
                                                                           Building,      Building,
                                                                          Equipment       Equipment
                                                                             and          and Land
           Description(1)                    Encumbrances(2)      Land   Improvements   Improvements
           --------------                    ---------------      ----   ------------   -------------
Mills
   Potomac Mills . . . . . . . . . . . .         $162,000       $ 8,486      $              $151,935
   Sawgrass Mills. . . . . . . . . . . .          145,000        11,194                      144,453
   Sawgrass Mills Phase II . . . . . . .           12,000         2,556                       21,476
   Franklin Mills. . . . . . . . . . . .          165,858        15,333                      153,682
   Franklin Mills Residual . . . . . . .                          4,779                       (4,079)
   Gurnee Mills. . . . . . . . . . . . .          122,000        20,449                      159,589
   Hunt Club . . . . . . . . . . . . . .                          3,321                       (3,048)

Community Centers
   Montgomery Village. . . . . . . . . .            8,887                                     13,438
   Germantown Commons. . . . . . . . . .           12,988           451                       13,018
   Mount Prospect Plaza. . . . . . . . .           10,644         4,560        3,740          10,868
   Butterfield Plaza . . . . . . . . . .            7,715         1,604                        9,452
   Western Hills . . . . . . . . . . . .           14,949         2,299        3,785          14,625
   Crosswinds. . . . . . . . . . . . . .            4,395         1,346        4,449             846
   Gwinnett Marketfair . . . . . . . . .           11,328         6,827        2,789           7,238
   Fashion Place . . . . . . . . . . . .            4,687         1,853                        8,109
   West Falls Church . . . . . . . . . .            4,297           839                        6,602
   Liberty Plaza . . . . . . . . . . . .                          9,335       14,456           2,212
   Coopers Crossing. . . . . . . . . . .            9,277           769        7,888             800

Construction in Process and
  Development Pre-construction Costs . .                                                      28,259

Corporate. . . . . . . . . . . . . . . .           34,088                      2,769           4,673
Mainstreet Retail. . . . . . . . . . . .                                         484             424
                                                 --------       -------      -------        --------
Totals . . . . . . . . . . . . . . . . .         $730,113       $96,001      $40,360        $744,572
                                                 --------       -------      -------        --------
                                                 --------       -------      -------        --------



                                                        Gross Amount at Which
                                                     Carried at Close of Period
                                           ---------------------------------------------
                                                            Building
                                               Land         Equipment
                                                and            and                          Accumulated         Date        Useful
           Description(1)                  Improvements  Improvements(7)     Total(4)(5)  Depreciation(6)     Acquired      Life(8)
           --------------                  ------------  ---------------     -----------  ---------------     --------      -------
Mills
   Potomac Mills . . . . . . . . . . . .      $ 41,197        $119,224          $160,421       $ 32,215         1983
   Sawgrass Mills. . . . . . . . . . . .        14,018         141,629           155,647         27,612         1986
   Sawgrass Mills Phase II . . . . . . .         3,588          20,444            24,032            686         1993
   Franklin Mills. . . . . . . . . . . .        30,587         138,428           169,015         49,523         1986
   Franklin Mills Residual . . . . . . .           700                               700                        1986
   Gurnee Mills. . . . . . . . . . . . .        37,164         142,874           180,038         35,548         1988
   Hunt Club . . . . . . . . . . . . . .           273                               273                        1988

Community Centers
   Montgomery Village. . . . . . . . . .         5,511           7,927            13,438          2,680         1980
   Germantown Commons. . . . . . . . . .         1,975          11,494            13,469          4,056         1980
   Mount Prospect Plaza. . . . . . . . .         4,115          15,053            19,168          4,333         1985
   Butterfield Plaza . . . . . . . . . .         2,405           8,651            11,056          2,882         1982
   Western Hills . . . . . . . . . . . .         3,566          17,143            20,709          5,519         1981
   Crosswinds. . . . . . . . . . . . . .         1,564           5,077             6,641          2,411         1981
   Gwinnett Marketfair . . . . . . . . .         7,868           8,986            16,854          2,986         1986
   Fashion Place . . . . . . . . . . . .         2,047           7,915             9,962          3,704         1985
   West Falls Church . . . . . . . . . .         1,721           5,720             7,441          2,147         1987
   Liberty Plaza . . . . . . . . . . . .         8,916          17,087            26,003          1,007         1994
   Coopers Crossing. . . . . . . . . . .           769           8,688             9,457            603         1994

Construction in Process and
  Development Pre-construction Costs . .                        28,259            28,259                     various

Corporate. . . . . . . . . . . . . . . .                         7,442             7,442          1,532      various
Mainstreet Retail. . . . . . . . . . . .                           908               908            214         1995
Totals . . . . . . . . . . . . . . . . .
                                              --------        --------          --------       --------
                                              $167,984        $712,949          $880,933       $179,658
                                              --------        --------          --------       --------
                                              --------        --------          --------       --------

                              THE MILLS CORPORATION
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1996
                                 (IN THOUSANDS)


(1) The Mills Corporation, through the Operating Partnership, owns super-regional, value and entertainment-oriented malls ("Mills") and community shopping centers ("Community Centers"). The geographic location of the Mills and Community Centers are as follows:

               PROPERTY NAME                                            LOCATION
               -------------                                            --------

     MILLS:
     Franklin Mills. . . . . . . . . . . . . . . . . . . . . . Philadelphia, PA
     Franklin Mills - Residual . . . . . . . . . . . . . . . . Philadelphia, PA
     Gurnee Mills. . . . . . . . . . . . . . . . . . . . . . . . . . Gurnee, IL
     Hunt Club . . . . . . . . . . . . . . . . . . . . . . . . . . . Gurnee, IL
     Potomac Mills . . . . . . . . . . . . . . . . . . . . . . . Woodbridge, VA
     Sawgrass Mills. . . . . . . . . . . . . . . . . . . . . . . . .Sunrise, FL
     Sawgrass Mills - Phase II . . . . . . . . . . . . . . . . . . .Sunrise, FL

     COMMUNITY CENTERS:
     Butterfield Plaza . . . . . . . . . . . . . . . . . . . .Downers Grove, IL
     Coopers Crossing. . . . . . . . . . . . . . . . . . . . . . . Voorhees, NJ
     Crosswinds Center . . . . . . . . . . . . . . . . . . . St. Petersburg, FL
     Fashion Place . . . . . . . . . . . . . . . . . . . . . . . . Columbia, SC
     Germantown Commons. . . . . . . . . . . . . . . . . . . . . Germantown, MD
     Gwinnett Marketfair . . . . . . . . . . . . . . . . . . . . . . Duluth, GA
     Liberty Plaza . . . . . . . . . . . . . . . . . . . . . . Philadelphia, PA
     Montgomery Village. . . . . . . . . . . . . . . . . . . . Gaithersburg, MD
     Mount Prospect Plaza. . . . . . . . . . . . . . . . . . Mount Prospect, IL
     West Falls Church Outlet Center . . . . . . . . . . . . . Falls Church, VA
     Western Hills Plaza . . . . . . . . . . . . . . . . . . . . Cincinnati, OH


(2) See description of mortgage, notes and loans payable in Note 5 of the Notes to Combined Financial Statements. The debt shown in regard to Hunt Club is unsecured. Certain corporate debt does not encumber real estate and is excluded.


(3) Initial cost of properties is cost at the end of the calendar year for the year of acquisition.


(4) The aggregate cost of land, land held for sale, buildings, improvements, equipment, and tenant improvement for federal income tax basis is $877,953 at December 31, 1996.

                              THE MILLS CORPORATION
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1996
                                 (IN THOUSANDS)


(5) Reconciliation of Real Estate and Development Assets, excluding Investment in Partnerships

                                           1996           1995           1994
                                           ----           ----           ----

     Balance at January 1. . . . .       $880,150       $855,049       $760,757
     Acquisitions. . . . . . . . .         23,177         58,541         85,751
     Retirements . . . . . . . . .         (1,618)        (3,778)        (5,430)
     Other . . . . . . . . . . . .        (20,776)       (29,662)        13,971
                                         --------       --------       --------
     Balance at December 31. . . .       $880,933       $880,150       $855,049
                                         --------       --------       --------
                                         --------       --------       --------

(6)  Reconciliation of Accumulated Depreciation

                                           1996           1995           1994
                                           ----           ----           ----

     Balance at January 1. . . . .       $152,713       $126,072       $102,557
     Additions charged to costs
       and expenses. . . . . . . .         27,724         27,180         23,515
     Removal of accumulated
       depreciation. . . . . . . .           (779)          (539)             -
                                         --------       --------       --------

     Balance at December 31. . . .       $179,658       $152,713       $126,072
                                         --------       --------       --------
                                         --------       --------       --------


(7) In 1991, the city of Sunrise, Florida issued municipal bonds in the amount of $24,730 and reimbursed a Partnership for costs of public works which amounted to approximately $21,000. Costs previously capitalized to income producing property were reduced upon reimbursement.

     In 1991, a note receivable of $5,925 was recorded pursuant to reimbursement and annexation agreements with the Village of Gurnee to reimburse the Partnership that owns Gurnee Mills for the cost of certain public improve-ments. The Village of Gurnee has executed a noninterest bearing note for $15,000, amended to $17,500 in 1996, to be paid from taxes collected from the tenants of the shopping mall during a ten-year period, amended to a thirteen year period in 1996, beginning one year after the mall opens. The note was recorded in 1991, based on the estimated taxes to be collected by the Village of Gurnee from the tenants using a discount rate of 10%.


(8)  Depreciation is computed based upon the following estimated lives:

          Building and improvements. . . . . . . . . . . . . . . . 40 years
          Land improvements. . . . . . . . . . . . . . . . . . . . 20 years
          Equipment. . . . . . . . . . . . . . . . . . . . . . . . .7 years
          Tenant improvements. . . Lesser of life of asset or life of lease

  SIGNATURES

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 1997.

                                            THE MILLS CORPORATION,
                                            a Delaware corporation



                                            By:  /s/   Laurence C. Siegel
                                                 _____________________________
                                                 Laurence C. Siegel
                                                 Chairman of the Board of
                                                 Directors, Chief Executive
                                                 Officer and Director


    Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities indicated below on March 11, 1997:


Name                         Title
----                         -----


/s/ Laurence C. Siegel
___________________________    Chairman of the Board, Chief Executive Officer
Laurence C. Siegel             and Director (principal executive officer)


/s/ Peter B. McMillan
___________________________    President, Chief Operating Officer and Director
Peter B. McMillan



/s/ Kenneth R. Parent
___________________________    Senior Vice President and Chief Financial Officer
Kenneth R. Parent              (principal financial officer and principal
                               accounting officer)


/s/ Dietrich von Boetticher
___________________________    Vice Chairman and Director
Dietrich von Boetticher



/s/ John M. Ingram
___________________________    Vice Chairman and Director
John M. Ingram

/s/ Charles R. Black, Jr.
___________________________    Director
Charles R. Black, Jr.



/s/ James C. Braithwaite
___________________________    Director
James C. Braithwaite





___________________________    Director
Harry H. Nick




/s/ Joseph B. Gildenhorn
___________________________    Director
Joseph B. Gildenhorn



___________________________    Director
Peter A. Gordon




___________________________    Director
Herbert S. Miller


/s/ Franz von Perfall
___________________________    Director
Franz von Perfall




___________________________    Director
Robert P. Pincus

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

         1.1    None

         2.1    None

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

                                                                   SEQUENTIALLY
      NUMBER    EXHIBIT                                           NUMBERED PAGE
      ------    -------                                           -------------

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

  *****10.24    Construction Loan Agreement dated November 9,
                1995, by and between Ontario Mills Limited
                Partnership and Canadian Bank of Commerce,
                Bayerische Hypotheken-Und Wechsel-Bank
                Aktiengesellschaft and The Mitsubishi Bank of
                Commerce

   *****10.25   Construction Deed of Trust, Security Agreement,
                Assignment of Leases and Rents, Fixture Filing and
                Financing Statement dated as of December 26, 1995 in favor of Canadian Imperial Bank of Commerce, Bayerische Hypotheken-Und Wechsel-Bank
                Aktiengesellschaft and The Mitsubishi Bank of
                Commerce

                                                                   SEQUENTIALLY
      NUMBER    EXHIBIT                                           NUMBERED PAGE
      ------    -------                                           -------------

   *****10.26   Loan Agreement dated as of January 31, 1996 by and
                among Coopers Crossing Associates (MLP) Limited
                Partnership, Crosswinds Center Associates of St.
                Petersburg (MLP) Limited Partnership, Echo Hills
                Center Associates (MLP) Limited Partnership,
                Fashion Center Associates of Illinois No. 1 (MLP)
                Limited Partnership, Fashion Place Associates
                (MLP) Limited Partnership, Germantown Development
                Associates (MLP) Limited Partnership, Gwinnett
                Market Fair Associates (MLP) Limited Partnership,
                Montgomery Village Associates (MLP) Limited
                Partnership, Montgomery Village Ground (MLP)
                Limited Partnership, Mount Prospect Plaza (MLP)
                Limited Partnership (collectively, "The Mills
                Corporation, et. al."), and PFL Life Insurance
                Company

   *****10.27   First Amended and Restated Promissory Note dated
                as of January 31, 1996, made by and among The
                Mills Corporation, ET AL., and PFL Life Insurance
                Company

   *****10.28   Absolute Assignment of Mortgage and Loan Documents
                dated January 31, 1996 by and between CS First
                Boston Mortgage Capital Corporation as assignor and PFL Life Insurance Company as assignee

   10.29-10.47  Intentionally Omitted

 ******10.48    Note dated July 30, 1996 by Sawgrass Mills Phase II
                Limited Partnership in favor of CS First Boston Mortgage
                Capital Corporation.

 ******10.49    Mortgage, Security Agreement, Assignment of Leases and Rents
                and Fixture Filing dated as of July 30, 1996, between Sawgrass Mills Phase II Limited Partnership, as Mortgagor, and CS First Boston Mortgage Capital Corporation, as
                Mortgagee.

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

                                                                   SEQUENTIALLY
      NUMBER    EXHIBIT                                           NUMBERED PAGE
      ------    -------                                           -------------

        10.52 Second Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by Potomac Mills-Phase III (MLP) Limited Partnership and Washington Outlet Mall
                (MLP) Limited Partnership, collectively, as
                Grantor to R. Eric Taylor, a resident of Fairfax County, Virginia as Deed Trustee for the benefit of CS First Boston Mortgage Capital Corp., as Beneficiary dated as of December 17, 1996

        10.53 Assignment of Leases and Rents and Security Deposits dated as of December 17, 1996 by Potomac Mills-Phase III (MLP) Limited Partnership and Washington Outlet Mall (MLP) Limited Partnership to CS First Boston Mortgage Capital Corp.

        10.54 Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by Gurnee Mills (MLP) Limited Partnership, as Mortgagor to CS First Boston Mortgage Capital Corp., as Mortagee dated as of December 17, 1996

        10.55   Assignment of Leases and Rents and Security
                Deposits dated as of December 17, 1996 by Gurnee
                Mills (MLP) Limited Partnership to CS First Boston Mortgage Capital Corp.

        10.56 Trust and Servicing Agreement dated as of December 1, 1996 among Potomac Gurnee Finance Corp., as Depositor, AMRESCO Management, Inc., as Servicer, ABN AMRO Bank N.V., as Fiscal Agent and LaSalle National Bank, as Trustee


        10.57   Credit Agreement dated as of October 28, 1996, among
                The Mills Corporation, The Mills Limited Partnership, Sawgrass Mills Phase II Limited Partnership, Sunrise Mills (MLP)
                Limited Partnership, and CS First Boston Mortgage Capital Corp.

        10.58 General Pledge and Security Agreement, dated as of October 28, 1996 made by The Mills Limited Partnership, in favor of CS First Boston Mortgage Capital Corp.

        10.59 Intercompany Pledge and Security Agreement dated as of October 28, 1996, made by The Mills Limited Partnership, The Mills Corporation, Sunrise Mills (MLP) Limited Partnership and Sawgrass Mills Phase II Limited Partnership in favor of CS First Boston Mortgage Capital Corp.

        10.60 Assignment of Partnership Interest dated as of the 28th day of October, 1996 from The Mills Limited Partnership, to CS First Boston Mortgage Capital Corp.

        10.61 Revolving Note dated as of October 28, 1996 from The Mills Limited Partnership, to CS First Boston Mortgage Capital Corp. in the maximum amount of $40,000,000.

           11   Statement Re: Computation of Per Share Earnings.

        21.1   List of Subsidiaries of the Registrant

           23   Consent of Independent Auditors

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

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1995.

***** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

****** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1996.