Form 10-K/A
period 1996-12-31
MILLS CORP
filed 1997-04-30
CIK 914713

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1996 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from __________________ to _____________________

                          Commission File Number 1-12994

                              THE MILLS CORPORATION
                (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                                52-1802283
        (State or other jurisdiction of                 (I.R.S. Employer
          incorporate or organization)                 Identification No.)

         1300 Wilson Boulevard, Suite 400
                  Arlington, VA                               22209
       (Address of principal executive office)              (Zip Code)



Registrant's telephone number, including area code: (202) 965-3600 Securities registered pursuant to Section 12(b) of the Act:

         Title of each Class         Name of each exchange on which registered
         -------------------         ------------------------------------------
         Common Stock,               New York Stock Exchange
         $0.01 Par Value


Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.
                                                   ---     ---

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

                               TABLE OF CONTENTS

PART III

                                                                         Page
                                                                         ----

Item 10.  Directors and Executive Officers of the Registrant               1

Item 11.  Executive Compensation                                           5

Item 12.  Security Ownership of Certain Beneficial Owners and              8
            Management

Item 13.  Certain Relationships and Related Transactions                   10

                                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the directors and executive officers of the Company:


Name                          Age               Positions and Offices Held
----                          ---               --------------------------
Laurence C. Siegel ..........  44    Chairman of the Board, Chief Executive Officer and Director
Peter B. McMillan ...........  49    President, Chief Operating Officer and Director
Dietrich von Boetticher .....  55    Vice Chairman and Director
John M. Ingram ..............  61    Vice Chairman and Director
Charles R. Black, Jr. .......  49    Director
James C. Braithwaite ........  57    Director
The Hon. Joseph B. Gildenhorn  67    Director
Peter A. Gordon .............  55    Director
Herbert S. Miller ...........  53    Director
Harry H. Nick ...............  55    Director
Franz von Perfall ...........  55    Director
Robert P. Pincus ............  50    Director
James F. Dausch .............  53    Executive Vice President - Development
Howard J. Samuels ...........  42    Executive Vice President - Leasing
Kent S. Digby ...............  44    Executive Vice President - Management and Marketing
Judith S. Berson ............  53    Executive Vice President - Leasing
Thomas E. Frost .............  44    Senior Vice President, General Counsel and Secretary
Thomas M. Hindert ...........  43    Senior Vice President - Planning, Pre-development and Acquisition
Steven J. Jacobsen ..........  41    Senior Vice President - Development
Kenneth R. Parent ...........  36    Senior Vice President and Chief Financial Officer
James P. Whitcome ...........  50    Senior Vice President - Capital Services
Barry H. Young ..............  55    Senior Vice President - Specialty Leasing


    LAURENCE C. SIEGEL, 44, has been a director of the Company since January 1993. Mr. Siegel has been Chief Executive Officer of the Company since March 1995 and Chairman of the Board of the Company since August 1995. From the inception of the Company until 1995, Mr. Siegel served as Executive Vice President, Secretary and Vice Chairman of the Board of the Company. From 1983 to 1993, Mr. Siegel was Executive Vice President of Western Development Corporation, a real estate development company and a predecessor to the business of the Company and was responsible for Western's negotiations and ongoing relations with national and international manufacturers for anchor store locations in the Mills and

Community Centers. Prior to joining Western, Mr. Siegel was the Vice President of Leasing for the Mid-Atlantic states at Merrill Lynch Commercial Services. Mr. Siegel is a member of the Nominating Committee and the Executive Committee of the Board of Directors.

    PETER B. MCMILLAN, 49, has been a director of the Company since August 1995 and President and Chief Operating Officer of the Company since February 1995. From 1993 until joining the Company in February 1995, Mr. McMillan was Executive Vice President of Finance and Administration at CenterMark Properties ("CenterMark") where he had previously served as Senior Vice President and Chief Financial Officer from 1989 to 1993. Prior to joining CenterMark, Mr. McMillan was a Partner at Nicholson, Inc., where he was responsible for acquisitions, development and financing of commercial real estate. Prior to joining Nicholson, Inc., Mr. McMillan spent twelve years as Senior Vice President of Finance and Chief Financial Officer of Goodman Segar Hogan, a real estate syndicate located in Norfolk, Virginia.

    DIETRICH VON BOETTICHER, 55, has been a director and Vice Chairman of the Company since April 1994. Mr. von Boetticher has been a Director of Kan Am since 1976 and since 1972 has been a partner in V. Boetticher, Hasse, Germany. Mr. von Boetticher is a member of the Nominating Committee of the Board of Directors.

    JOHN M. INGRAM, 61, has been a director of the Company since April 1994 and has served as Vice Chairman of the Company since August 1995. Mr. Ingram is also an independent real estate consultant. Mr. Ingram formerly served as Senior Vice President of T.J. Maxx Company, Inc., a retailer, from 1993 to 1994. From 1974 until 1993 he was Senior Vice President and Secretary of Marshalls Inc., a retailer. Mr. Ingram is a member of the Executive Committee and the Executive Compensation Committee of the Board of Directors.

    CHARLES R. BLACK, JR., 49, has been a director of the Company since November 1995. Since 1980, Mr. Black has been President and Chief Executive Officer of Black, Kelly, Scruggs and Healey, Inc., a public affairs company or its predecessors. Mr. Black also serves on the board of directors of Burson Marstellar/Americas, American Conservative Union and the Fund for American Studies, and serves on the executive finance committee of the Dole Foundation. Mr. Black is a member of the Nominating Committee of the Board of Directors.

    JAMES C. BRAITHWAITE, 57, has been a director of the Company since April 1994. He also served as Executive Vice President of Operations of the Company from August 1994 to November 1994. Mr. Braithwaite also has been Chief Executive Officer and President of Kan Am U.S., Inc., an international investment company since 1980. Prior to 1980, Mr. Braithwaite served as Executive Vice President of Glasmacher and Company. Mr. Braithwaite is a member of the Executive Committee of the Board of Directors.

    THE HON. JOSEPH B. GILDENHORN, 67, became a director of the Company in November 1995. Since 1956, Mr. Gildenhorn has been a partner at JBG Companies, a real estate development and management company or its predecessors, and since 1956, a partner at Brown, Gildenhorn & Jacobs, a law firm or its predecessor. Mr. Gildenhorn also served as director of First Virginia Communications, Inc., which owns and operates a radio station from 1984 to 1989. Mr. Gildenhorn also serves on the board of directors of Biscayne Apparel, Inc., Franklin Bancorporation and is Chairman of the Board of Franklin National Bank. Mr. Gildenhorn served as United States Ambassador to Switzerland from August 1989 to March 1993. Mr. Gildenhorn is a member of the Audit Committee of the Board of Directors.

    PETER A. GORDON, 55, has been a director of the Company since April 1994. Since 1992, Mr. Gordon was the general partner of Ethos Capital Management, Inc., an international investment company. From 1971 to 1992, Mr. Gordon was employed at Salomon Brothers, an investment bank and his last position was as Managing Director of International Corporate Finance at Salomon Brothers, an investment bank. Mr. Gordon currently serves as a board member of the Brazilian Fund, the Latin American Equity Fund, the Latin American Investment Fund, the Portugal Fund, the Emerging Markets Telecommunications Fund, the First Israel Fund and the Emerging Markets Infrastructure Fund. Mr. Gordon is a member of the Audit Committee of the Board of Directors.

    HERBERT S. MILLER, 53, has been a director of the Company since January 1993. Since July 1995, Mr. Miller has served as Chairman of the Board, Chief Executive Officer and President of American Malls International, Inc. Mr. Miller was Chairman of the Board from the inception of the Company until August 1995, Chief Executive Officer of the Company from January 1993 until March 1995 and President of the Company from January 1993 until February 1995. From 1967 until 1989, and since 1993, Mr. Miller has been Chief Executive Officer and President of Western Development Corporation. He has served as Chairman of the Board of Western since 1989.

    HARRY H. NICK, 55, has been a director of the Company since April 1994 and was Executive Vice President for Strategic Planning and Acquisitions of the Company from May 1995 until August 1996. Mr. Nick was Chief Financial Officer and Treasurer of the Company from January 1993 until May 1995. Mr. Nick was associated in various capacities with Western Development Corporation since 1982, serving as its Chief Financial Officer from April 1982 to August 1984 and as its Executive Vice President from September 1987 to April 1991 and as a consultant to various affiliates from April 1991 to January 1993. Mr. Nick was employed with the accounting firm of Grant Thornton from 1966 to 1982, serving eight years as an audit partner. Mr. Nick is a member of the American Institute of Certified Public Accountants.

    FRANZ VON PERFALL, 55, has been a director of the Company since April 1994. Mr. von Perfall has been Managing Director of Kan Am since 1980. From 1977 until 1980, Mr. von Perfall served as director of the New Issue Division of Berliner Handels-und Frankfurter Bank, located in Frankfurt, Germany.

    ROBERT P. PINCUS, 50, has been a director of the Company since April 1994. He has also served as Chief Executive Officer and President of Franklin National Bank of Washington, D.C. since May 1991. From 1982 to 1991, Mr. Pincus was Chief Executive Officer and President of D.C. National Bank and Sovran Bank/DC National. Mr. Pincus is a member of the Audit Committee and the Executive Compensation Committee of the Board of Directors.

    JAMES F. DAUSCH has been Executive Vice President of Development of the Company since December 1994. In this capacity, Mr. Dausch directs all of the Company's current and future development activities. Prior to joining the Company, Mr. Dausch was Executive Vice President of Development and New Business for CenterMark Properties. From 1977 to 1989, Mr. Dausch was employed by the Rouse Company, where he directed the development of urban retail projects in Baltimore, New York, Philadelphia and Miami. During the 1970's, Mr. Dausch served in the Department of Justice and the Department of Housing and Urban Development. He is a graduate of The Johns Hopkins University and the Columbia University School of Law.

    HOWARD J. SAMUELS has been Executive Vice President--Leasing of the Company since January 1996. From September 1993 until joining the Company, Mr. Samuels was President, Chief Operating Officer and a director of K&F Development Company, an affiliate of the Price REIT and a full service real estate development company. From January 1990 until August 1993, Mr. Samuels was Executive Vice President of K&F Development Company. Mr. Samuels received his undergraduate degree from U.C.L.A. and received his Masters in Public Administration from the University of Southern California.

    KENT S. DIGBY has been Executive Vice President of Management and Marketing of MillsServices Corporation (the "Third-Party Services Corporation") since May 1995 and has directed the management and marketing functions on behalf of the Company or its predecessors since 1988. In this capacity, Mr. Digby oversees all management and marketing issues for the entire portfolio of properties for the Company. Prior to 1988, Mr. Digby served as the Vice President of Management for The Rouse Company.

    JUDITH S. BERSON has been Executive Vice President-Leasing of the Company or its affiliates since November 1996. From June 1995 to November 1996, Ms. Berson was a Senior Vice President-Specialty Leasing and from 1989 to May 1995, was Vice President and Executive Director of Leasing/East Coast Development for the Company and its predecessors. Prior to joining the Company, Ms. Berson was head of Retail Leasing and Retail Development for Adaron, a diversified development company, in North Carolina. Ms. Berson graduated from the University of Michigan with a bachelor's degree in political science and graduated from the University of Santa Clara with a masters degree in Counseling Psychology.

    THOMAS E. FROST has been Secretary and Senior Vice President of the Company since March 1995 and General Counsel since May 1995. From March 1995 until May 1995, Mr. Frost was Corporate Counsel of the Company. Mr. Frost was previously Senior Vice President and General Counsel for CenterMark Properties, which he joined in 1989. Before joining CenterMark, he served as Senior Counsel to The May Department Stores Company from 1984 through 1989, served as staff attorney for The Edward J. DeBartolo Corporation from 1981 through 1984 and was associated with the firm Olds, Olds & Lynett from 1979 through 1981. Mr. Frost is a graduate of Miami University and the University of Akron School of Law.

    THOMAS M. HINDERT has been Senior Vice President of Planning Predevelopment and Acquisitions of the Company or its affiliates since April 1994 and has served in a similar capacity on behalf of the Company or its predecessors since 1986. Mr. Hindert has also served as Development Coordinator for the New Orleans Center and the San Antonio River Center projects with The Edward J. DeBartolo Corporation and as Senior Planner for the City of Pittsburgh. Mr. Hindert received his masters degree in Architecture and Urban Planning from the University of Michigan.

    STEVEN J. JACOBSEN has been Senior Vice President of Development of the Company or its affiliates since April 1994 and has served in a similar capacity on behalf of the Company or its predecessors since 1984. Prior to 1984, Mr. Jacobsen worked as a Senior Construction Manager and Regional Manager for various development companies in the Midwest. Mr. Jacobsen is a licensed architect and received his undergraduate degree from the University of Illinois, Champaign/Urbana, and is currently a candidate for a Masters of Business Administration from Roosevelt University.

    KENNETH R. PARENT joined the Company in September 1994 as Senior Vice President and became Chief Financial Officer in May 1995. Prior to joining the Company, Mr. Parent's experience included eleven years in public accounting at Kenneth Leventhal & Co. and Price Waterhouse where he specialized in real estate accounting, tax and consulting. Mr. Parent is a member of the American Institute of Certified Public Accountants and a graduate of the University of Southern California.

    JAMES P. WHITCOME has been Senior Vice President-Capital Services since December 1994. In this capacity, he is responsible for all design and construction activities related to the physical plant and tenanting of the Company's portfolio. From December 1989 until joining the Company, Mr. Whitcome served as Senior Vice President of Capital Improvements for CenterMark Properties. From 1981 to 1989, Mr. Whitcome was employed by the Rouse Company as Vice President of Engineering and Director of Construction. During the 1970's, Mr. Whitcome was employed by General Growth as Director of Construction. Mr. Whitcome is a graduate of Iowa State University.

    BARRY H. YOUNG has been Senior Vice President-Speciality Leasing of the Company or its affiliates since June 1995. From 1990 to 1995, Mr. Young served as Vice President of Leasing for the Company and Western. From 1988 until 1990, Mr. Young was a Senior Leasing Executive at Western. Prior to joining Western, Mr. Young spent 7 years as a vice president and director of real estate for S&A Restaurant Corporation, a division of Pillsbury, in Dallas, Texas. Between 1971 and 1981, Mr. Young owned a restaurant and food court in a Columbia, Maryland mall. Mr. Young received his bachelors degree from George Washington University, and his master's degree in Hotel and Restaurant Administration from Michigan State University.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information concerning the annual and long-term compensation for Laurence C. Siegel, chief executive officer, and the four other most highly compensated executive officers of the Company (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM COMPENSATION
                                                                                      -------------------------------------
                                                 ANNUAL COMPENSATION                  RESTRICTED
                                  --------------------------------------------------    STOCK    SECURITIES        ALL
                                                                       OTHER ANNUAL    AWARDS    UNDERLYING       OTHER
NAME AND PRINCIPAL POSITION         YEAR     SALARY ($)    BONUS ($)   COMPENSATION      ($)     OPTIONS (#)  COMPENSATION
--------------------------------  ---------  -----------  -----------  -------------  ---------  -----------  -------------
Laurence C. Siegel..............       1996   $ 442,894    $ 115,000     $     636(1) $ 197,995     130,837     $   3,708(2)
  Chairman of the Board,               1995     331,561       --           126,219(1)    --          --             4,062(2)
  Chief Executive Officer and          1994     288,192       --           299,709(1)    --         100,000         3,727(2)
  Director

Peter B. McMillan...............       1996     326,250       90,000        95,500(3)   134,000      88,546         3,062(4)
  President, Chief Operating           1995     247,917       --            --           --          75,000        44,394(5)
  Officer and Director                 1994      --           --            --           --          --            --

James F. Dausch.................       1996     272,500       72,000       102,000(3)   100,800      66,608         3,517(6)
  Senior Executive Vice                1995     250,000       --            --           --          --            54,886(7)
  President                            1994      20,833       --            --           --          75,000        --
  --Development

James P. Whitcome...............       1996     193,750       72,500        62,000(8)    56,007      37,004         3,450(9)
  Senior Vice President--              1995     169,167                     27,039(8)    --          --               348(9)
  Capital Services                     1994       6,346(10)                    793(8)    --          50,000         7,904(11)

Kent S. Digby...................       1996     222,500       58,000        --           82,800      54,714         3,333(12)
  Executive Vice-President-            1995     191,667       --            --           --          --            --
  Management & Marketing               1994     179,013       --            --           --          50,000         3,000(13)

------------------------

 (1) As part of Mr. Siegel's employment agreement, the Company makes certain payments on Mr. Siegel's behalf relating to an interest he owns in a property (Kenwood) which the Company manages. These payments aggregated $227,455 in 1994 and $124,399 in 1995. In addition, the Company paid $988 in medical reimbursements on behalf of Mr. Siegel in 1994, $1,820 in 1995 and $636 in 1996. In 1994 the Company also paid $71,266 for a condominium occupied by Mr. Siegel.

 (2) Includes $3,000 in Company contributions to the 401(k) Plan and $708 for the cost of group term life insurance on behalf of Mr. Siegel for 1996. Includes $3,000 in Company contributions to the 401(k) Plan and $1,062 for the cost of group term life insurance on behalf of Mr. Siegel for 1995. Includes $3,072 in Company contributions to the 401(k) Plan and $655 for the cost of group term life insurance of Mr. Siegel for 1994.

 (3)Includes $62,000 for forgiveness of loans to each of Messrs. McMillan and Dausch in 1996. In addition, each of Mr. McMillan and Mr. Dausch were reimbursed $33,500 and $40,000, respectively, in 1996 for additional taxes owed as a result of such loan forgiveness.

 (4) Includes $2,250 in Company contributions to the 401(k) Plan and $812 for the cost of group term life insurance on behalf of Mr. McMillan in 1996.

 (5) As part of Mr. McMillan's employment agreement, the Company reimbursed him for certain relocation expenses. See " --Employment Agreements and Other Arrangements."

 (6) Includes $2,250 in Company contributions to the 401(k) Plan and $1,267 for the cost of group term life insurance on behalf of Mr. Dausch for 1996.

 (7) As part of Mr. Dausch's employment agreement, the Company reimbursed him for certain relocation expenses. See " --Employment Agreements and Other Arrangements."

 (8) Amounts in 1996 included $42,000 for loan forgiveness on housing relocation loans and $20,000 for additional taxes owed as a result of such loan forgiveness. Amount in 1995 is for loan forgiveness on housing relocation loans. In 1994, amount includes interest on an employee loan.

 (9) Includes $3,000 in Company contributions to the 401(k) Plan and $450 for the cost of group term life insurance in 1996 and $348 for the cost of group term life insurance in 1995.

(10) Mr. Whitcome began his employment with the Company in December 1994. His annual salary for 1994 was $165,000.

(11) Consists of reimbursements for direct moving expenses for Mr. Whitcome.

(12) Includes $3,000 in Company contributions to the 401(k) Plan and $333 for the cost of group term life insurance on behalf of Mr. Digby for 1996.

(13) Consists solely of Company contributions to the 401(k) Plan.

    The following table sets forth certain information concerning exercised and unexercised options held by the Named Executive Officers at December 31, 1996.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                                 NUMBER OF               VALUE OF UNEXERCISED
                                                                           SECURITIES UNDERLYING             IN-THE-MONEY
                                                                            UNEXERCISED OPTIONS               OPTIONS AT
                                             SHARES                        AT DECEMBER 31, 1996            DECEMBER 31, 1996
                                            ACQUIRED         VALUE      ---------------------------   ---------------------------
NAME                                     ON EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------------------  --------------   -----------   -----------   -------------   -----------   -------------
Laurence C. Siegel.....................       -0-            $-0-           -0-          230,837         $-0-         $838,877
Peter B. McMillan......................       -0-             -0-           -0-          163,546          -0-          936,094
James F. Dausch........................       -0-             -0-           -0-          141,608          -0-          678,599
James P. Whitcome......................       -0-             -0-           -0-           87,004          -0-          245,400
Kent S. Digby..........................       -0-             -0-           -0-          104,714          -0-          353,873

    The following table shows certain information relating to options to purchase Common Stock granted to the Named Executive Officers during 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                  INDIVIDUAL GRANTS
                                         --------------------------------------------------------------------
                                                                                                    POTENTIAL REALIZABLE
                                                                                                      VALUE AT ASSUMED
                                                          PERCENT                                     ANNUAL RATES OF
                                          NUMBER OF      OF TOTAL                                       STOCK PRICE
                                         SECURITIES       OPTIONS                                     APPRECIATION FOR
                                         UNDERLYING     GRANTED TO      EXERCISE                        OPTION TERM
                                           OPTIONS     EMPLOYEES IN       PRICE     EXPIRATION   --------------------------
NAME                                     GRANTED (#)    FISCAL YEAR      ($/SH)        DATE           5%           10%
---------------------------------------  -----------  ---------------  -----------  -----------  ------------  ------------
Laurence C. Siegel.....................     130,837           15.3%     $   17.75      4/01/06   $  1,305,360  $  2,078,568
Peter B. McMillan......................      88,546           10.4          17.75      4/01/06        883,423     1,406,704
James F. Dausch........................      66,608            7.8          17.75      4/01/06        664,548     1,058,181
James P. Whitcome......................      37,004            4.3          17.75      4/01/06        369,189       587,871
Kent S. Digby..........................      54,714            6.4          17.75      4/01/06        545,882       869,225

EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS

    During 1994, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Siegel. Pursuant to the Employment Agreement Mr. Siegel agreed to serve at the pleasure of the Board of Directors, to receive such compensation as may be established by the Board of Directors, and to be reimbursed for such expenses as the Board of Directors may approve from time to time. The Employment Agreement provides that if Mr. Siegel's employment is terminated without cause, Mr. Siegel is entitled to all compensation and benefits which are fully accrued and vested, but unpaid, on the date of such termination, including severance pay in accordance with the Company's severance pay policy then in effect. Further, if Mr. Siegel terminates his employment for good reason (as defined below), he is entitled to receive only the compensation and benefits which are fully accrued and vested, but unpaid, on the date of such termination. The Employment Agreement prohibits Mr. Siegel, subject to certain limited exceptions, from engaging directly or indirectly, without the Company's prior consent, in the development, redevelopment, operation, management or leasing of any type of retail shopping center anywhere in the world during the period of employment with the Company and for 18 months thereafter, except that, if Mr. Siegel terminates his employment for "good reason" as defined in his Employment Agreement, the non-competition period ends one year subsequent to the date employment is terminated. The Employment Agreement defines "good reason" to include the Company's breach of its agreements applicable to Mr. Siegel's' duties and certain changes in the composition of the Board of Directors.

    The Company also entered into employment agreements (the "Other Employment Agreements") in 1994 with each of Messrs. McMillan, Dausch and Whitcome (the "Other Officers"). Pursuant to the Other Employment Agreements, each of the Other Officers agreed to be employed by the Company for a term of three years, to be automatically renewed for successive one-year periods unless terminated by the Other Officer or the Company within 30 days of the scheduled expiration date. Pursuant to the Other Employment Agreements, the Company agreed to (i) pay each of Messrs. McMillan and Dausch an annual salary of $250,000 and $165,000 for Mr. Whitcome for the initial three year term, subject to review and adjustment on successive renewals of such term and (ii) reimburse each Other Officer for expenses in accordance with the Company's expense reimbursement policies applicable to employees in the same or substantially equivalent position. The Other Employment Agreements provide that, if an Other Officer's employment is terminated by the Company without cause or by an Other Officer for good reason (as defined above), in either case before the end of the initial term, such Other Officer will be entitled to his salary for two years, payable over a two-year period. If an Other Officer's employment is so terminated after the end of the initial term, such Other Officer will be entitled to his salary for one year, payable over a one-year period. The Other Employment Agreements contain non-competition provisions similar to those contained in the Employment Agreements, except they relate only to Mills-type retail malls.

    Pursuant to Mr. McMillan's employment agreement, the Company made a $150,000 housing relocation loan to Mr. McMillan, one-third of which was forgiven on each of February 16, 1996 and February 16, 1997, and the remaining one-third of which will be forgiven on February 16, 1998, provided that Mr. McMillan is employed by the Company on such date. The Company also agreed to pay certain other costs of Mr. McMillan's relocation. Pursuant to Mr. Dausch's employment agreement, the Company made a $150,000 housing relocation loan to Mr. Dausch, one-third of which was forgiven on January 23, 1996, and January 23, 1997 and the remaining one-third of which will be forgiven on January 23, 1998, provided that Mr. Dausch is employed by the Company on such date. In addition, the Company agreed to pay certain other costs of Mr. Dausch's relocation. Pursuant to Mr. Whitcome's employment agreement, the Company made a $150,000 housing relocation loan to Mr. Whitcome, one-fifth of which was forgiven on each of February 1, 1996 and February 1, 1997 and the remaining three-fifths of which will be forgiven in equal installments on February 1, 1998, February 1, 1999 and February 1, 2000, provided that Mr. Whitcome is employed by the Company on such dates. In addition, the Company agreed to pay certain other costs of Mr. Whitcome's relocation. The relocation loans to Messrs. McMillan, Dausch and

Whitcome will be forgiven automatically if the executive officer's employment is terminated by the Company without cause or by the executive officer for "good reason."

COMPENSATION OF DIRECTORS

    Directors of the Company who are not employees of the Company are paid an annual fee of $18,000 for their service in that capacity and $1,000 for each committee meeting attended. Upon being elected to the Board of Directors, each director who is not an employee of the Company receives an option to purchase 1,000 shares of Common Stock at an exercise price equal to the fair market value of the underlying Common Stock on the date of the director's election and which vests in equal installments on the third and fourth anniversaries of the date of grant, provided that the optionee is still a director on such date. Thereafter, upon each director's re-election to the Board of Directors, he or she will receive a similar option to purchase 1,000 shares of Common Stock. Non-employee directors also are compensated for extraordinary services rendered to the Company and authorized by the Board of Directors at a rate of $1,000 per day (if such services require them to travel outside the city of their residence) and $500 per day (if such services do not require them to travel), in addition to reimbursements payable under the Company's travel and expense reimbursement policies. The Board of Directors has authorized payments to Messrs. Ingram and Pincus of $80,500 and $25,500, respectively, for extraordinary services rendered as directors in 1996 negotiating the terms of various agreements between the Company and Herbert S. Miller regarding his termination of employment with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

    The following table sets forth information regarding the beneficial ownership of shares of Common Stock as of April 1, 1997 for (1) each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (2) each director of the Company and each Named Executive Officer and (3) the directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Units of limited partnership interest ("Units") in The Mills Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), owned by a person named in the table are included in the "Number of Shares of Common Stock" column because such Units are redeemable, at the option of the holder, for cash equal to the value of an equal number of shares of Common Stock or, at the election of the Company, for an equal number of shares of Common Stock. Because of limitations on ownership of Common Stock imposed by the Company's Certificate of Incorporation, some holders of Units listed below could not in fact redeem all of their Units for Common Stock without divesting a substantial number of shares of Common Stock in connection with the redemption. The extent to which a person holds Units as opposed to Common Stock is set forth in the footnotes. The address of the directors, executive officers and beneficial owners included in the table below is 1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209 unless otherwise provided.

                                                                                   PERCENT OF
                                              NUMBER OF         PERCENT OF          SHARES OF
NAME AND BUSINESS ADDRESS                     SHARES OF          SHARES OF        COMMON STOCK
OF BENEFICIAL OWNER                          COMMON STOCK     COMMON STOCK(1)     AND UNITS(2)
------------------------------------------  --------------  -------------------  ---------------
Laurence C. Siegel........................        968,070(3)            4.23%            2.47%
Peter B. McMillan.........................         34,596 (4)            *                *
James F. Dausch...........................         20,405 (5)            *                *
Kent S. Digby.............................         45,786 (6)            *                *
James P. Whitcome.........................         13,098 (7)            *                *
Dietrich von Boetticher...................        297,692 (8)            1.32%            *
John M. Ingram............................          5,500 (9)            *                *
Charles R. Black, Jr. ....................              0                *                *
James C. Braithwaite......................         88,518(10)            *                *
Joseph B. Gildenhorn......................         13,500(11)            *                *
Peter A. Gordon...........................            500(12)            *                *
Herbert S. Miller.........................      1,310,563(13)            5.55%           3.28%
Harry H. Nick.............................        296,521(14)            1.32%           *
Franz von Perfall.........................         57,379(15)            *               *
Robert P. Pincus..........................          4,500(16)            *               *
Cohen & Steers Capital Management,
  Inc. ...................................      2,877,700(17)           12.90%          7.45%
  757 Third Avenue
  New York, New York 10017
Kan Am....................................     13,262,420(18)           37.28%         25.55%
  3495 Piedmont Road
  Ten Piedmont Center, Suite 520
  Atlanta, Georgia 30305
FMR Corporation...........................      1,118,209(19)            5.01%          2.89%
  82 Devonshire Street
  Boston, Massachusetts 02109
All executive officers and directors as a
  group (22 persons)......................      3,326,062(20)           13.32%(21)         8.05%(22)

------------------------

*   Less than 1%

 (1) For purposes of this calculation, the shares of Common Stock deemed outstanding includes 22,311,486 shares of Common Stock outstanding as of April 1, 1997 plus the number of shares of Common Stock issuable to the named person(s) upon the exercise of options exercisable within 60 days of April 1, 1997 and upon redemption of the Units held by such named person(s).

 (2) For purposes of this calculation, the number of shares of Common Stock and Units deemed outstanding includes 22,311,486 shares of Common Stock outstanding as of April 1, 1997, 16,328,884 Units outstanding as of April 1, 1997 (excluding Units held by the Company) and shares of Common Stock issuable to the named persons(s) upon the exercise of options exercisable within 60 days of April 1, 1997.

 (3) Includes 374,191 shares of Common Stock, 517,712 Units and options to purchase 76,167 shares of Common Stock exercisable within 60 days of April 1, 1997.

 (4) Includes 16,887 shares of Common Stock and options to purchase 17,709 shares of Common Stock exercisable within 60 days of April 1, 1997.

 (5) Includes 7,083 shares of Common Stock and options to purchase 13,322 shares of Common Stock exercisable within 60 days of April 1, 1997.

 (6) Includes 4,997 shares of Common Stock, 4,846 Units and options to purchase 35,943 shares of Common Stock exercisable within 60 days of April 1, 1997.

 (7) Includes 5,697 shares of Common Stock and options to purchase 7,401 shares of Common Stock exercisable within 60 days of April 1, 1997.

 (8) Includes 297,192 Units and options to purchase 500 shares of Common Stock exercisable within 60 days of April 1, 1997.

 (9) Includes 5,000 shares of Common Stock and options to purchase 500 shares of Common Stock exercisable within 60 days of April 1, 1997.

(10) Includes 85,318 Units and options to purchase 500 shares of Common Stock exercisable within 60 days of April 1, 1997. Also includes 1,000 shares held in an IRA over which Mr. Braithwaite has sole voting and investment power, 200 shares held in a joint account for the benefit of Mr. Braithwaite's daughter, and 1,500 shares held in an account for Mr. Braithwaite's mother-in-law with respect to which Mr. Braithwaite shares voting and investment power.

(11) Includes 9,600 shares held directly by Mr. Gildenhorn, and 1,500 shares held as co-trustee of The Gildenhorn/Speisman Family Foundation, Inc., a non-profit family foundation, over which Mr. Gildenhorn shares voting and investment power.

(12) Includes options to purchase 500 shares of Common Stock exercisable within 60 days of April 1, 1997.

(13) Includes 26,501 shares of Common Stock and 381,416 Units over which Mr. Miller has sole voting and investment power and 902,646 Units over which Mr. Miller has shared voting and/or investment power.

(14) Includes 186,932 shares of Common Stock and 109,589 Units.

(15) Includes 56,879 Units and options to purchase 500 shares of Common Stock exercisable within 60 days of April 1, 1997.

(16) Includes options to purchase 500 shares of Common Stock exercisable within 60 days of April 1, 1997.

(17) Includes 2,877,700 shares of Common Stock held by Cohen & Steers Capital Management, Inc. for the benefit of client accounts pursuant to investment advisory arrangements. Cohen & Steers Capital Management, Inc. has voting power with respect to only 2,500,300 of the 2,877,700 shares of Common Stock.

(18) Includes 13,262,420 Units deemed to be beneficially owned by Kan Am as general partner for nine limited partnerships.

(19) Includes 1,118,209 shares of Common Stock held by FMR Corporation of which 994,409 shares are beneficially owned by Fidelity Management & Research Company as result of its serving as an advisor to various investment companies and 123,800 shares are beneficially owned by Fidelity Management and Trust Company as a result of its serving as a trustee or managing agent for various private investment accounts. FMR Corporation has sole voting power with respect to 123,800 shares and sole dispositive power with respect to 1,118,209 shares.

(20) Includes 674,362 shares of Common Stock and 2,355,598 Units and options to purchase 296,102 shares of Common Stock exercisable within 60 days of April 1, 1997.

(21) For purposes of this calculation, the shares of Common Stock deemed outstanding includes 22,311,486 shares of Common Stock outstanding as of April 1, 1997, 2,355,598 Units beneficially owned by all executive officers and directors as a group and options to purchase 296,102 shares of Common Stock exercisable within 60 days of April 1, 1997 for all officers and directors as a group.

(22) The number of shares of Common Stock and Units deemed outstanding for purposes of this calculation is described in note 2 to this table.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company to report, based on its review of reports to the Commission about transactions in its Common Stock furnished to the Company, that for 1996:

    On May 17, 1996, James P. Whitcome filed a Form 4 late to report a purchase on January 18, 1996 of 2,317 shares of Common Stock.

    On June 10, 1996, John M. Ingram filed a Form 4 late to report a purchase on April 6, 1995 of 2,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

KAN AM JOINT VENTURES

    At a special shareholders meeting held on February 16, 1995, the Company's shareholders authorized the Company, as general partner of the Operating Partnership, to cause the Operating Partnership to enter into joint ventures with affiliates of Kan Am for the purpose of developing future projects designated by the Board of Directors, on terms described in the proxy statement for such meeting, with such reasonable modifications approved by the Board of Directors, with any directors affiliated with Kan Am not voting.

    On May 25, 1995, the disinterested members of the Board of Directors authorized a joint venture with Kan Am to develop Ontario Mills in Ontario, California. Pursuant to this approval, affiliates of the Operating Partnership, Kan Am and the Simon-DeBartolo Realty Group formed Ontario Mills Limited Partnership ("OMLP"), with the Operating Partnership holding an effective 50% interest in exchange for a capital contribution of $10,000,000, Simon-DeBartolo holding an effective 25% interest in exchange for a capital contribution of $10,000,000, and Kan Am holding a 25% interest in exchange for a capital contribution of $20,000,000. In addition, the Operating Partnership has loaned approximately an additional $5,000,000 in connection with the Ontario Mills project.

    In conjunction with the formation of OMLP, a separate partnership, Ontario Mills Residual Limited Partnership, was formed to develop and sell peripheral land parcels at the Ontario Mills site. The residual partnership is owned 50% by the Operating Partnership, 25% by Kan Am and as of December 31, 1996, had a nominal capitalization.

    On February 16, 1995, the disinterested members of the Board of Directors authorized a joint venture with Kan Am to develop the Company's project in metropolitan Columbus, Ohio. On April 12, 1996, the Company, as general partner of the Operating Partnership, and an affiliate of Kan Am established Mills-Kan Am Columbus Limited Partnership (the "Columbus Partnership") in which the Operating Partnership held a 75% partnership interest and Kan Am held a 25% partnership interest. Pursuant to an approval given by the Executive Committee on December 16, 1996, which was ratified by the Board of Directors on March 17, 1997, the Operating Partnership entered into an amendment of the partnership agreement for the Columbus Partnership whereby the name of the partnership was changed to Mills-Kan Am Columbus/ Sawgrass Limited Partnership, the purpose of the partnership was modified to authorize the Columbus Partnership to develop and own either the proposed Columbus, Ohio project or the proposed Phase III expansion of Sawgrass Mills in Sunrise, Florida, and Kan Am was obligated to contribute up to $25,000,000 in capital contributions for the project, which represents 100% of the anticipated equity required for the Phase III expansion of Sawgrass Mills.

    On February 22, 1996, the disinterested members of the Board of Directors authorized two additional joint ventures with Kan Am, one to develop
Grapevine Mills in Grapevine, Texas, and one to develop MillsCity in Orange, California. Pursuant to such approval, affiliates of the Operating Partnership, Kan Am and Simon formed Grapevine Mills Limited Partnership. The Operating Partnership and Simon each agreed to contribute equity in an amount up to $14,500,000 in exchange for effective 37.5% interests in the partnership. Kan Am agreed to contribute equity in an amount up to $29,000,000 in exchange for a 25% interest in the partnership. In addition, a separate partnership, Grapevine Mills Residual Limited Partnership, was formed to develop the peripheral land parcels at the Grapevine Mills Site but had not been capitalized as of December 31, 1996. Such partnership is owned 37.5% by each of the Operating Partnership and Simon and 25% by Kan Am.

    Pursuant to a modification approved by the Executive Committee on December 16, 1996 and ratified by the Board of Directors on March 17, 1997, the Operating Partnership and affiliates of Kan Am also formed Orange City Mills Limited Partnership, in which the Operating Partnership and Kan Am each hold a 50% interest and Kan Am agreed to contribute up to $45,000,000 to the Partnership, representing 100% of the equity anticipated for the MillsCity project.

    Kan Am receives, or will receive, preferential cash distributions from the partnerships in which the Company and Kan Am are partners, but income is allocated to the partners for tax purposes based on the partners' proportionate interests in the partnership, which will have the effect of allocating to the Company a higher percentage of the taxable income than its share of cash distributions.

    Three members of the Board of Directors, Messrs. von Boetticher, Braithwaite, and von Perfall, are affiliated with Kan Am and abstained from voting on the proposed joint ventures. Mr. Braithwaite also is a member of the Executive Committee and abstained from voting in the Executive Committee on the proposed joint ventures. As of April 1997, partnerships affiliated with Kan Am own approximately 34.3% of the Units in the Operating Partnership, through which the Company owns all of its properties. The Company is the sole general partner of the Operating Partnership and, as of April 1, 1997, owns approximately 57.7% of its Units.

    Effective as of January 25, 1996, the Operating Partnership issued 274,777 Units to Kan Am to acquire an additional 6.26% of the partnership interests in the partnership that owns Franklin Mills (the "Franklin Mills Partnership"). The Company acquired 70% of the partnership interests in the Franklin Mills Partnership in April 1994 in connection with the Company's initial public offering, and the acquisition of the remaining partnership interests in exchange for Units is expected to occur in the second quarter of 1997.

AMOUNT DUE TO AND FROM RELATED PARTIES

    Pursuant to employment agreements the Company entered into with each of Messrs. McMillan, Dausch, Whitcome and Frost, the Company has loaned to them $150,000, $150,000, $150,000 and $100,000, respectively, to cover the increased housing costs incurred by them in relocating to accept employment with the Company. Each of the loans has a term of three years (except Mr. Whitcome's loan, which has a term of five years) and bears interest at a rate of 8% per annum. The loans to Messrs. McMillan, Dausch and Frost are payable at maturity and provide that one-third of the amount of the loan will be forgiven annually if the officer remains employed by the Company at that time. The terms of Mr. Whitcome's employment agreement provide for forgiveness of the amount of the loan, with 20% of such amount forgiven annually if Mr. Whitcome remains employed by the Company. If any of the officers terminates employment with the Company, the then outstanding principal amount of the loan, plus interest, will become payable on terms specified in the respective employment agreements.

OTHER TRANSACTIONS

    The Third-Party Services Corporation, in which the Company owns substantially all of the economic interests, manages a community center owned by Messrs. Miller, Siegel and Nick and earned $32,198 for these management services in 1996. Effective as of December 31, 1996, the Third-Party Services Corporation terminated this relationship. The Third-Party Services Corporation also manages a regional mall owned by a partnership of which Mr. Miller is the sole general partner and in which Messrs. Miller, Siegel and Nick are limited partners. In 1996, the Third-Party Services Corporation earned approximately $674,000 in management, administration, and leasing fees from such partnership. These fees were computed in accordance with the management contracts assigned to the Third-Party Services Corporation at the time of the Company's initial public offering.

    On September 28, 1995, the Company, in its capacity as the general partner of the Operating Partnership, exercised an option to purchase two parcels of land adjacent to Sawgrass Mills for a purchase price of approximately $1.8 million. The properties to be acquired upon closing are owned by a partnership in which Messrs. Siegel, Nick and Miller own interests. The transaction closed in August 1996. The exercise of the option was approved by a majority of disinterested members of the Board of Directors.

    During 1996, the Company maintained certain interest-bearing accounts with Franklin National Bank of Washington, D.C., of which Mr. Pincus is the chief executive officer and a shareholder. In addition, a partnership formed to develop Columbus Mills, in which the Operating Partnership indirectly owns a general partnership interest, executed a promissory note payable to that bank in the principal amount of $750,000 bearing interest at an annual rate of 6.85% in connection with expenses relating to the original plan for developing the Columbus Mills' project was repaid in 1996. Other borrowings from Franklin National Bank in 1996 included (i) a $1.6 million line of credit bearing interest at a rate of 8.25% which was paid off in full in August 1996, (ii) a $2.4 million line of credit bearing interest at a rate of 6.05% which matures in July 1997 with an outstanding balance at December 31, 1996 of $2.4 million and
(iii) a $1.5
million loan for furniture and fixtures to Third-Party Services Corporation bearing interest at a rate of 8.25% which matures in October 2000 and had an outstanding balance at December 31, 1996 of $1.45 million.

    Mr. Miller and Kan Am own equally 95% of the voting common stock of the Third-Party Services Corporation. The Company owns the remaining 5% of the voting common stock and 99% of the non-voting preferred stock. The Third-Party Services Corporation was indebted to The Mills Limited Partnership, the balance of which, as of December 31, 1996, was $37,476,129. No dividends were paid by the Third-Party Services Corporation in 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April __, 1997.

                                         THE MILLS CORPORATION,
                                         a Delaware corporation


                                         By:/s/ Lawrence C. Siegel
                                            ______________________
                                         Laurence C. Siegel
                                         Chairman of the Board of
                                         Directors, Chief Executive
                                         Officer and Director