Form 10-Q
period 1997-03-31
MILLS CORP
filed 1997-05-15
CIK 914713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

                                (703) 526-5000
                                 -------------
              (Registrant's telephone number, including area code)

                     ---------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X               No
    ----                   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      ------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                        22,311,486 shares of Common Stock
                       $.01 par value as of May 14, 1997

                              THE MILLS CORPORATION
                                    FORM 10-Q
                                      INDEX


PART I.   FINANCIAL INFORMATION                                          PAGE
                                                                         ----
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated  Balance Sheets as of March 31, 1997
   and December 31, 1996.                                                    1

Consolidated Statements of Operations for the
   Three Months Ended March 31, 1997 and March 31, 1996.                     2

Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 1997 and March 31, 1996.                     3

Notes to Consolidated Financial Statements                                   4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14

Item 2.   Changes in Securities                                             14

Item 3.   Defaults Upon Senior Securities                                   14

Item 4.   Submission of Matters to Vote of Security Holders                 14

Item 5.   Other Information                                                 14

Item 6.   Exhibits and Reports on Form 8-K                                  14

Signatures                                                                  15

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              THE MILLS CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                              March 31, 1997     December 31, 1996
                                                                (Unaudited)           (Note)
                                                             ----------------    ------------------

ASSETS Income producing property:
     Land and land improvements......................        $   164,443            $   164,420
     Building and improvements.......................            663,318                662,469
     Furniture, fixtures and equipment...............             22,754                 22,221
     Less: accumulated depreciation
         and amortization............................           (186,287)              (179,658)
                                                             -----------            -----------
Total income producing property......................            664,228                669,452

Land held for investment and/or sale.................              3,274                  3,564
Real estate development in progress..................             31,648                 28,259
Investment in partnerships...........................             57,534                 66,688
                                                             -----------            -----------
Total real estate and development assets.............            756,684                767,963

Cash and cash equivalents............................            107,365                  6,327
Restricted cash......................................             12,516                 13,215
Accounts receivable..................................             20,240                 19,165
Notes receivable.....................................              7,026                  7,167
Deferred costs, net..................................             44,052                 45,655
Other assets ........................................              6,867                  3,132
                                                             -----------            -----------

TOTAL ASSETS.........................................        $   954,750            $   862,624
                                                             ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes, and loans payable..................        $   709,082            $   730,113
Accounts payable and other liabilities...............             43,976                 43,011
                                                             -----------            -----------
Total liabilities....................................            753,058                773,124

Minority interest....................................             85,215                 43,975

STOCKHOLDERS' EQUITY
     Common stock $.01 par value, authorized
     100,000,000 shares, issued and outstanding
     22,311,486 and 16,907,164, shares in 1997 and
      1996, respectively.............................                223                    169
     Additional paid-in capital......................            431,570                309,813
     Accumulated deficit.............................           (315,316)              (264,457)
                                                             -----------            -----------
     Total stockholders' equity .....................            116,477                 45,525
                                                             -----------            -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........        $   954,750            $   862,624
                                                             ===========            ===========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except per share data)
                                   (Unaudited)



                                                                     Three                  Three
                                                                 Months Ended          Months Ended
                                                                March 31, 1997         March 31, 1996
                                                                --------------         --------------
REVENUES:
     Minimum rent                                            $      23,200           $     22,898
     Percentage rents                                                1,119                  1,221
     Recoveries from tenants                                        11,550                 11,541
     Other property revenue                                          1,277                  1,261
     Fee income                                                      2,515                    831
     Interest income                                                   563                    454
                                                             -------------           ------------
                                                                    40,224                 38,206

EXPENSES:
     Recoverable from tenants                                       10,399                 10,329
     Other operating                                                 1,323                  1,708
     General and administrative                                      2,246                  2.104
     Interest expense                                               12,049                 11,589
     Depreciation and amortization                                   8,486                 10,049
                                                             -------------           ------------
                                                                    34,503                 35,779

Other income                                                           243                  1,738
Equity in earnings of unconsolidated joint ventures                    113                     -
                                                             -------------           ------------

Income before extraordinary item and minority interest               6,077                  4,165

Extraordinary loss on debt extinguishment                                -                   (830)
                                                             -------------           ------------

Income before minority interest                                      6,077                  3,335

Minority interest                                                   (2,568)                (1,640)
                                                             --------------          ------------

Net income                                                   $       3,509           $      1,695
                                                             =============           ============

Income per common share
     before extraordinary item (Note 3)                      $        0.19           $       0.13
                                                             =============           ============

Net income per common share (Note 3)                         $        0.19           $       0.10
                                                             =============           ============

Dividends declared per common share                          $      0.4725           $     0.4725
                                                             =============           ============












See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)





                                                                              Three                     Three
                                                                           Months Ended              Months Ended
OPERATING ACTIVITIES:                                                     March 31, 1997            March 31, 1996
                                                                          --------------            --------------
     Income before minority interest                                          $   6,077                $   3,335
     Adjustments to reconcile income before minority interest
        to net cash provided by operating activities:
           Net accretion of note receivable                                        (175)                    (175)
           Depreciation and amortization                                          9,437                   10,999
           Provision for losses on accounts receivable                                9                      176
           Equity in earnings of unconsolidated joint ventures                     (113)                       -
           Net gain on sale of land and equipment                                  (281)                  (1,709)
           Extraordinary loss on debt extinguishment                                  -                      830
           Other changes in assets and liabilities:
              (Increase) decrease in accounts receivable                           (961)                    (524)
              (Increase) decrease in notes receivable                               316                      255
              (Increase) decrease in other assets                                (3,735)                  (3,489)
              (Decrease) increase in accounts payable and other liabilities       1,752                    3,056
                                                                              ---------                ---------
     Net cash provided by operating activities                                   12,326                   12,754


INVESTING ACTIVITIES:
     Investment in real estate and development assets                             3,524                  (26,666)
     Proceeds from sale of land and furniture and equipment                         650                    4,195
     Deferred costs                                                              (1,236)                  (1,448)
                                                                              ---------                ---------
     Net cash provided by (used in) investing activities                          2,938                  (23,919)


FINANCING ACTIVITIES:
     Proceeds from mortgages, notes and loans payable                             4,082                   16,000
     Repayments of mortgages, notes and loans payable                           (25,113)                  (2,858)
     Funding (to) from affiliates                                                     -                     (289)
     Restricted cash                                                                699                    1,969
     Dividends                                                                   (7,988)                  (7,988)
     Distributions                                                               (7,717)                  (7,587)
     Proceeds from sale of Common Stock                                         121,811                        -
                                                                              ---------                ---------
     Net cash provided by (used in) financing activities                         85,774                     (753)
                                                                              ---------                ---------


Net increase (decrease) in cash and cash equivalents                            101,038                  (11,918)
Cash and cash equivalents at beginning of period                                  6,327                   14,550
                                                                              ---------                ---------
Cash and cash equivalents at end of period                                    $ 107,365                $   2,632
                                                                              =========                =========

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized                            $  12,991                $  11,758
                                                                              =========                =========







See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in Thousands Except Share Data)
                                   (Unaudited)



1. ORGANIZATION AND BASIS OF PRESENTATION


ORGANIZATION

         The Mills Corporation (the "Company") is a fully-integrated, self-managed real estate investment ("REIT"). The Company was incorporated in Virginia on January 2, 1991 and was re-incorporated in Delaware in 1994. In connection with its re-incorporation, the Company completed its initial public offering of 14,380,000 shares of its common stock (the "Common Stock") on April 21, 1994 (the "Offering"). The net proceeds of the Offering of approximately $310,000 and other assets of the Company were contributed to The Mills Limited Partnership (the "Operating Partnership") in exchange for a majority interest therein, including a 1% interest as the sole general partner.

         On March 19, 1997, the Company sold 5,175,000 shares of Common Stock in an underwritten public offering. On March 21, 1997, the Company sold an additional 150,000 shares of Common Stock to its underwriters to cover a portion of their short position resulting from their over-allotments in connection with the March 19, 1997 offering. As a result of these transactions, the Company raised $121,811 in net proceeds and increased its ownership interest in the Operating Partnership from 50.9% at December 31, 1996 to 57.7% at March 31, 1997.

         The Company, which conducts all of its business through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion, and management of super-regional, value and entertainment-filled malls (the "Mills") and community shopping centers (the "Community Centers"). As of March 31, 1997, the Operating Partnership owns or holds an interest in the following operating properties:


        Mills                                    Location
        -----                                    --------
        Franklin Mills                           Philadelphia, PA
        Gurnee Mills                             Gurnee, IL (Chicago)
        Potomac Mills                            Woodbridge, VA (Washington, DC)
        Sawgrass Mills                           Sunrise, FL (Ft. Lauderdale)
        Ontario Mills                            Ontario, CA (Los Angeles)


        Community Centers                        Location
        -----------------                        --------

        Butterfield Plaza                        Downers Grove, IL
        Coopers Plaza                            Voorhees, NJ
        Crosswinds Center                        St. Petersburg, FL
        Fashion Place                            Columbia, SC
        Germantown Commons Shopping Center       Germantown, MD
        Gwinnett Marketfair                      Duluth, GA
        Liberty Plaza                            Philadelphia, PA
        Montgomery Village Off-Price Center      Gaithersburg, MD
        Mount Prospect Plaza                     Mount Prospect, IL
        West Falls Church Outlet Center          Falls Church, VA
        Western Hills Plaza                      Cincinnati, OH

         In addition to the operating properties, the Company is actively involved in the development of a number of new Mills, including Grapevine Mills (Dallas), Arizona Mills (Tempe), Mills City at Orange (California), Houston Mills, Meadowlands Mills, Columbus Mills and the sale of certain outparcels of land.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
(Unaudited)



BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1997, is not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto, included in The Mills Corporation Annual Report on Form 10-K for the year ended December 31, 1996.

         The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly owned or controlled by the Operating Partnership as well as its wholly-owned subsidiaries Mills Management L.L.C. ("Mills Management"), and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the MillsServices Corporation ("MSC"), an entity formed in connection with the Offering to provide development, management, leasing and finance services to the Company and other entities owned by affiliates of the Company. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's investments in the partnerships that own Ontario Mills, Ontario Mills Residual, Grapevine Mills, Grapevine Mills Residual, Arizona Mills, Columbus Mills and Mills City, which represent non-controlling ownership interests, are accounted for using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

2.  RECLASSIFICATIONS

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1997 presentation.

3.  PER SHARE DATA

         Net income per share for the three months ended March 31, 1997 and March 31, 1996 is based on the weighted average number of common shares and common equivalent shares outstanding during such period (18,105,937 at March 31, 1997 and 16,905,953 at March 31 1996).

         Limited partnership units in the Operating Partnership (16,328,884 and 16,331,306 outstanding at March 31, 1997 and December 31, 1996, respectively) may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

         In February 1997, the financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (FASB No. 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Adoption of FASB No. 128 is not expected to have a significant impact on primary or fully diluted earnings per share for the first quarter ended March 31, 1997 and March 31, 1996.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
(Unaudited)



4. INVESTMENT IN PARTNERSHIPS

         Certain Mills under development are partially owned through joint ventures ("Joint Ventures"). The Company is also the managing general partner of these Joint Ventures. The Company's interest in each Joint Venture is as follows:

                                                       Ownership %
                  Joint Venture                    as of March 31, 1997
                  -------------                    --------------------

                  Ontario Mills                            50.0%
                  Grapevine Mills                          37.5%
                  Arizona Mills                            36.8%
                  Columbus Mills                           75.0%
                  Mills City at Orange                     50.0%

         The Company does not control these Joint Ventures since major business decisions require the approval of at least one other general partner. As a result, its investments are accounted for under the equity method, where the investments are recorded at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. The Company reduces its investment in Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Joint Ventures.

         In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $11.2 million of the Joint Venture debt until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The aggregate amount of the special tax assessment is approximately $26,000 and will be collected over a 25 year period to fund debt service on bonds issued by the City to fund the infrastructure improvements.

         Combined balance sheet and results of operations information is presented below for all Joint Ventures at March 31, 1997, and for the three months then ended:

                                                                          March 31, 1997
                                                                          --------------
Assets:
    Income producing assets                                                  $   133,351
    Construction in progress                                                     138,217
    Other                                                                         71,180
                                                                             -----------

                                                                             $   342,748
                                                                             ===========
Liabilities and partners' equity
    Debt                                                                     $   147,282
    Other liabilities                                                             38,005
    Operating Partnership's accumulated equity                                    30,565
    Joint Venture partners' accumulated equity                                   126,896
                                                                             -----------

                                                                             $   342,748
                                                                             ===========

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
(Unaudited)

                                                                            Three Months Ended
                                                                              March 31, 1997
                                                                              --------------
Revenues                                                                          $   6,211
Recoverable and other property expenses                                              (2,104)
Interest expense                                                                     (1,636)
Depreciation and amortization                                                        (1,861)
Other                                                                                   665
Extraordinary loss on debt extinguishment                                              (961)
                                                                                  ---------
                                                                                  $     314
                                                                                  =========

Operating Partnership's equity in earnings of unconsolidated joint ventures       $     113
                                                                                  =========

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

5.  DECLARATION OF DIVIDEND

         On February 14, 1997, the Company declared a dividend of $.4725 per share which was paid on April 15, 1997 to stockholders of record as of April 1, 1997.

6.  SUBSEQUENT EVENT

         On May 5, 1997, the Company refinanced loans secured by Franklin Mills totaling $165,800, with the proceeds of a new $110,000 mortgage loan and funds from the March 1997 stock issuance. The new loan bears interest at a fixed rate of 7.88% and amortizes over 30 years with a balloon payment in March, 2008. The new loan can be increased to $165 million through May 4, 1998, subject to certain financial requirements relating to increases above $130 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 1997 to three months ended March 31, 1996.

         Income before minority interest for the three months ended March 31, 1997, increased by approximately $2.7 million (82.2%) to $6.1 million as compared with the three months ended March 31, 1996. The increase was the result of an increase in revenues of approximately $2.0 million (5.3%), a decrease in expenses of approximately $1.3 million (3.6%), a decrease in the loss on debt extinguishment of $0.8 million offset by a decrease in other income of $1.5 million.

Revenues:

         Minimum rents for the three months ended March 31, 1997, increased approximately $0.3 million (1.3%) compared with the three months ended March 31, 1996. The increase was primarily due to the higher lease renewal rates across the properties.

         Fee income for the three months ended March 31, 1997, increased $1.7 million (202.6%) compared with the three months ended March 31, 1996. The increase was due to increased development activity resulting in additional development fees earned from projects under development, primarily Mills City at Orange and Grapevine Mills.

Expenses:

         Other operating expenses for the three months ended March 31, 1997 decreased approximately $0.4 million (22.5%) compared with the three months ended March 31, 1996. This decrease is primarily due to a decrease in contribution to promotional programs of $0.2 million, a decrease in bad debt expense of $0.1 million at certain projects and a decrease in legal fees of $0.1 million for landlord/tenant litigation.

         Interest expense increased by approximately $0.5 million (4.0%) for the three months ended March 31, 1997, compared with the three months ended March 31, 1996. This increase was primarily due to interest expense associated with Ontario Mills that was capitalized prior to opening in November 1996.

         Depreciation and amortization decreased $1.6 million (15.6%) for the three months ended March 31, 1997, compared with the three months ended March 31, 1996. The decrease was due to a decrease in amortization of loan costs as a result of refinancing the debt secured by Potomac Mills and Gurnee Mills in 1996 and a decrease in depreciation relating to assets reaching their depreciable lives.

         Other income for the three months ended March 31, 1997, decreased $1.5 million compared with the three months ended March 31, 1996. The decrease was due to a decrease in gain on land sales.

         The extraordinary loss on debt extinguishment in 1996 was due to refinancing the debt secured by the community centers in January, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company's balance of cash and cash equivalents was $107.4 million, not including its proportionate share of cash held in partnerships which are not consolidated. In addition to its cash reserves, the Company has a $40.0 million Line of Credit available (see below).

         Financing Activities. During 1996 and 1997, the Company completed various financing and refinancing activities which extended the weighted average remaining term of the Company's total indebtedness from 3.5 years at December 31, 1995 to 5.9 years at May 5, 1997, while maintaining investment grade interest rates (7.1% weighted average interest rate at May 5, 1997).

         As of March 31, 1996, the Company had two short term credit facilities, summarized as follows (dollars in thousands):

                                                                                                          AMOUNT
                                                                                          TOTAL         OUTSTANDING
NATURE OF FACILITY                       MATURITY     INTEREST RATE         TERMS        FACILITY       AT 3/31/97
------------------                       --------     -------------      ------------   -----------     -----------
Line of Credit........................   10/31/98     LIBOR + 3.00%     Interest Only        $40,000        $     -
Revolving Master Repurchase Agreement.    Varies      LIBOR + 1.25%     Interest Only         10,600         10,556
                                                                                             -------        -------
                                                                                             $50,600        $10,556
                                                                                             =======        =======

         The amounts available under the Line of Credit are subject to certain performance measurements and restrictive covenants. The Company was in compliance with the applicable covenants at March 31, 1997 and anticipates increasing the availability to $60,000 in the second quarter of 1997 under the facility. The Revolving Master Repurchase Agreement was repaid in full in April 1997.

         On May 5, 1997, loans secured by the Company's Franklin Mills project totaling $165.8 million were refinanced with the proceeds of a new $110.0 million mortgage loan and funds from a recent stock issuance (see below). The mortgage loan bears interest at 7.88% and amortizes over thirty years with a baloon payment in March 2008. The new loan can be increased to $165 million through May 4, 1998, subject to certain financial requirements relating to increases above $130 million.

         The Company filed a universal shelf registration statement on Form S-3 for up to $250 million of common stock, preferred stock and common stock warrants which became effective October 28, 1996. Pursuant to this shelf registration, the Company sold a total of 5,175,000 shares of common stock on March 19, 1997. On March 21, 1997, the Company sold an additional 150,000 shares of its common stock to its underwriters to cover a portion of their sort position resulting from their over-allotments in connection with the March 19, 1997 offering. The net proceeds of these issuances ($121,811) were contributed to the Operating Partnership and were used to pay down debt including amounts outstanding under the line of credit of $17,765, $10,556 outstanding under the Revolving Master Repurchase Agreement and $55,000 of prior loans secured by the Franklin Mills project in connection with the refinancing. The balance of the proceeds have funded development costs or are available to fund future development and remerchandising activities.

         The Company had consolidated debt of approximately $709.1 million at March 31, 1997 of which $656.5 million is fixed-rate debt and $52.6 million is variable-rate debt. Scheduled principal repayments of consolidated indebtedness over the next four years are $233.8 million ($165.0 million of which relates to Franklin Mills which the Company refinanced in May 1997, and the remainder of which the Company expects to refinance or repay with cash generated from operations, external borrowings or equity issuances), with $475.3 million due thereafter. The Company's pro rata share of unconsolidated joint venture debt at March 31, 1997 was $61.2 million (net of tax increment financing), of which it had guaranteed $11.2 million.

         The Company's ratio of debt-to-total market capitalization was approximately 42.1%and 47.9% at March 31, 1997 and December 31, 1996, respectively. If the Company's pro-rata share of indebtedness of all unconsolidated joint venture properties were included, the ratio of debt-to-total market capitalization would be approximately 44.1% and 49.3% respectively.

          Development, Remerchandising and Expansion. The Company is involved in the following development, remerchandising and expansion efforts:

          Five Mills projects are planned to be completed in the next three years: Grapevine Mills, Arizona Mills, Mills City at Orange, Houston Mills, and Meadowlands Mills.

          Grapevine Mills and Arizona Mills are expected to open in the fourth quarter of 1997. Construction loans and loan commitments, aggregating approximately $285 million (expected to increase to $300 million), equity commitments from the Company's joint venture partners and the Company's remaining required net equity contributions of approximately $1.0 million (as of April 30, 1997) are considered adequate to fund the remaining development efforts for these projects.

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

          The Company expects to commence construction in 1998 of Meadowlands Mills, with a targeted opening date in 1999. The Company is currently evaluating its financing options with respect to this project, including obtaining an additional partner to provide additional equity.

          The Company is conducting due dilligence on several other proposed Mills, including evaluating a site in Charlotte, North Carolina and a second site in North Aurora, Illinois, west of Chicago.

          In addition to these new Mills, the Company is planning to spend approximately $115 million on its existing portfolio during the next three years to complete its expansion and remerchandising programs in each of the Company's first four Mills. It is anticipated that these projects will be financed with amounts available under existing credit facilities, additional external borrowings, equity contributions from Kan Am and other potential equity issuances.

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

CASH FLOWS

          Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1996. Net cash provided by operating activities decreased $0.4 million, or 3.4%, to $12.3 million for the three months ended March 31, 1997 as compared to $12.7 million for the three months ended March 31, 1996. Net cash provided by (used in) investing activities increased $26.8 million, or 112.3%, to $2.9 million for the three months ended March 31, 1997, as compared to ($23.9) million for the three months ended March 31, 1996, primarily as a result of decreased expenditures for real estate and development assets and the return of advances from certain joint ventures. Net cash provided by (used in) financing activities increased $86.6 million, to $85.8 million for the three months ended March 31, 1997, as compared to ($0.8) million for the three months ended March 31, 1996, primarily as a result of the additional capital provided by the sale of common stock in 1997.

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

         FFO for the quarter ended March 31, 1997, increased to $14.9 million compared to $12.9 million for the comparable period in 1996. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:


                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                     ---------
                                                                                                 1997         1996
                                                                                                 -----       -----
                                                                                               (DOLLARS IN THOUSANDS)

Funds From Operations Calculation:
   Income before extraordinary item and minority interest...............................       $            $
                                                                                                    6,077        4,165
   Adjustments:
       Add: Depreciation and amortization of real estate assets                                     7,705        8,706
       Add: Real estate depreciation and amortization of  unconsolidated affiliates                   722            -
       Add: Extraordinary loss on debt extinguishnment of unconsolidated affiliates                   397            -
                                                                                               ----------  -----------
                                                                                               $   14,901  $    12,871
   Funds From Operations................................................................       ==========  ===========


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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None


ITEM 2.  CHANGES IN SECURITIES
         In February 1997, the Company issued 13,650 shares of Common Stock to Gene Hess in settlement of ligitation. The shares were valued at $337,500 and were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to
         Section 4(2).


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         The Exhibit Index attached hereto is hereby incorporated by reference to this item.

         The Company filed four reports on Form 8-K during the quarter ended March 31, 1997.

         a. The Company's Current Report on Form 8-K filed on January 23, 1997 announced the closing of the Potomac Mills-Gurnee Mills refincing.
         b. The Company's Current Report on Form. 8-K filed March 12, 1997 filed an Opinion of Hogan & Harston L.L.P. dated March 12, 1997 relating to certain tax matters.
         c. The Company's Current Report on Form 8-K filed March 18, 1997 filed as Exhibits a form of Underwriting Agreement among the Company and Merrill Lynch & Co., Merrill Lynch Pierce Fenner & Smich Incorporated and an Opinion of Hogan & Harston L.L.P. relating to the legality of the shares of Common Stock.
         d. The Company's Current Report on Form 8-K filed March 25, 1997 filed as Exhibits a Terms Agreement among the Company, Merrill Lynch & Co., Merrill Lynch Pierce Fenner & Smith Incorporated, Dean Witter Reynolds Inc., Legg Mason Wood Walker, Incorporated and Salomon Brothers, Inc. pertaining to the issuance of 150,000 shares of Common Stock and an Opinion of Hogan & Harston L.L.P. relating to the legality of the shares of Common Stock.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               THE MILLS CORPORATION

May 14, 1997              By:    /s/  Kenneth R. Parent
-----------------         ------------------------------
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

                                                                                          SEQUENTIALLY
NUMBER                                           EXHIBIT                                  NUMBERED PAGE
------                                           -------                                  -------------
    *10.11      None
                Promissory Note, dated as of November 16, 1993, by Western Hills
                Associates Limited Partnership in favor of Connecticut General Life
                Insurance Company

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

*****10.25      Construction Mortgage, Security Agreement, Assignment of Leases and
                Rents, Fixture Filing and Financing Statement dated as of December 26,
                1995 in favor of Canadian Imperial Bank of Commerce, Bayerische
                Hypotheken-Und Wechsel-Bank Aktiengesellschaft and The Mitsubishi Bank
                of Commerce

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

                                                                                          SEQUENTIALLY
NUMBER                                           EXHIBIT                                  NUMBERED PAGE
------                                           -------                                  -------------
 *****10.27     First Amended and Restated Promissory Note dated as of January 31,
                1996, made by and among The Mills Corporation, et al., and PFL Life
                                                               -- ----
                Insurance Company

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

10.29-10.47     Intentionally Omitted

******10.48     Note dated July 30, 1996 by Sawgrass Mills Phase II Limited Partnership
                in favor of CS First Boston Mortgage Capital Corp.

******10.49     Mortgage Security Agreement, Assignment of Leases and Rents and Fixture
                Filing dated as of July 30, 1996, between Sawgrass Mills Phase II
                Limited Partnership, as Mortgagor and CS First Boston Mortgage Capital
                Corporation, as Mortgagee.

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

*******10.52    Second Amended and Restated Deed of Trust, Security Agreement,
                Assignment of Rents and Fixture Filing by Potomac Mills-Phase III (MLP)
                Limited Partnership and Washington Outlet Mall (MLP) Limited
                Partnership, collectively, as Grantor to R. Eric Taylor, a resident of
                Fairfax County, Virginia as Deed Trustee for the benefit of CS First
                Boston Mortgage Capital Corp., as Beneficiary dated as of December 17,
                1996

*******10.53    Assignment of Leases and Rents and Security Deposits dated as of
                December 17, 1996 by Potomac Mills-Phase III (MLP) Limited Partnership
                and Washington Outlet Mall (MLP) Limited Partnership to CS First Boston
                Mortgage Capital Corp.

*******10.54    Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by
                Gurnee Mills (MLP) Limited Partnership, as Mortgagor to CS First Boston
                Mortgage Capital Corp., as Mortgagee dated as of December 17, 1996
*******10.55    Assignment of Leases and Rents and Security Deposits dated as of
                December 17, 1996 by Gurnee Mills (MLP) Limited Partnership to CS First
                Boston Mortgage Capital Corp.

*******10.56    Trust and Servicing Agreement dated as of December 1, 1996 among
                Potomac Gurnee Finance Corp., as Depositor, AMRESCO Management, Inc.,
                as Servicer, ABN AMRO Bank N.V., as Fiscal Agent and LaSalle National
                Bank, as Trustee

*******10.57    Credit Agreement dated as of October 28, 1996, among The Mills
                Corporation, The Mills Limited Partnership, Sunrise Mills (MLP) Limited
                Partnership and CS First Boston Mortgage Capital Corp.


                                                                                          SEQUENTIALLY
NUMBER                                           EXHIBIT                                  NUMBERED PAGE
------                                           -------                                  -------------
*******10.58    General Pledge and Security Agreement, dated as of October 28, 1996 made by The Mills Limited Partnership in favor of CS First Boston
                Mortgage Capital Corp.

*******10.59    Intercompany Pledge and Security Agreement dated as of October 28,
                1996, and by The Mills Limited Partnership, The Mills Corporation,
                Sunrise Mills (MLP) Limited Partnership and Sawgrass Mills Phase II
                Limited Partnership in favor of CS First Boston Mortgage Capital Corp.

*******10.60    Assignment of Partnership Interested dated as of the 28th day of
                October, 1996 from The Mills Limited Partnership to CS First Boston
                Mortgage Capital Corp.

*******10.61    Revolving Note dated as of October 28, 1996 from The Mills Limited
                Partnership to CS First Boston Mortgage Capital Corp. in the maximum amount of $40,000,000.

*******11       Statement Re:  Computation of Per Share Earnings.

*******21.1     List of Subsidiaries of the Registrant

*******23       Consent of Ernst & Young LLP





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

*****
     Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

******
     Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1996

*******
     Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.