Form 10-Q
period 1997-06-30
MILLS CORP
filed 1997-08-14
CIK 914713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-Q

 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                         Commission File Number 1-12994
                                               ---------

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

                       22,881,455 shares of Common Stock
                      $.01 par value as of August 11, 1997

                             THE MILLS CORPORATION
                                   FORM 10-Q
                                     INDEX


PART I.      FINANCIAL INFORMATION                                                                  PAGE
             ---------------------                                                                  ----
ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated  Balance Sheets as of June 30, 1997
   and December 31, 1996.                                                                             1

Consolidated Statements of Income for the
   Three Months Ended June 30, 1997 and June 30, 1996.                                                2

Consolidated Statements of Operations for the
   Six Months Ended June 30, 1997 and June 30, 1996                                                   3

Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 1997 and June 30, 1996.                                                  4

Notes to Consolidated Financial Statements                                                            5


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           10

PART II.     OTHER INFORMATION
             -----------------

Item 1.      Legal Proceedings                                                                       16

Item 2.      Changes in Securities                                                                   16

Item 3.      Defaults Upon Senior Securities                                                         16

Item 4.      Submission of Matters to Vote of Security Holders                                       16

Item 5.      Other Information                                                                       16

Item 6.      Exhibits and Reports on Form 8-K                                                        16

Signatures                                                                                           17

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             THE MILLS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                              June 30, 1997                   December 31, 1996
                                                              (Unaudited)                         (Note)
                                                        -----------------------              ------------------
ASSETS
Income producing property:
    Land and land improvements  . . . . . . . . .         $    164,794                         $   164,420
    Building and improvements   . . . . . . . . .              664,249                             662,469
    Furniture, fixtures and equipment   . . . . .               23,173                              22,221
    Less:  accumulated depreciation
        and amortization  . . . . . . . . . . . .             (192,661)                           (179,658)
                                                           -----------                         -----------
Total income producing property . . . . . . . . .              659,555                             669,452

Land held for investment and or sale  . . . . . .                3,274                               3,564
Real estate development in progress . . . . . . .               39,537                              28,259
Investment in unconsolidated entities . . . . . .               72,473                              66,688
                                                           -----------                         -----------
Total real estate and development assets  . . . .              774,839                             767,963

Cash and cash equivalents . . . . . . . . . . . .                1,403                               6,327
Restricted cash . . . . . . . . . . . . . . . . .               14,817                              13,215
Accounts receivable . . . . . . . . . . . . . . .               20,590                              19,165
Notes receivable  . . . . . . . . . . . . . . . .                6,977                               7,167
Deferred costs, net . . . . . . . . . . . . . . .               40,954                              45,655
Other assets  . . . . . . . . . . . . . . . . . .                5,870                               3,132
                                                           -----------                         -----------

TOTAL ASSETS  . . . . . . . . . . . . . . . . . .          $   865,450                          $  862,624
                                                           ===========                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes, and loans payable . . . . . . .          $   638,913                          $  730,113
Accounts payable and other liabilities  . . . . .               41,837                              43,011
                                                           -----------                         -----------
Total liabilities . . . . . . . . . . . . . . . .              680,750                             773,124

Minority interest . . . . . . . . . . . . . . . .               75,885                              43,975

STOCKHOLDERS' EQUITY
    Common stock $.01 par value, authorized
    100,000,000 shares, issued and outstanding
    22,881,445 and 16,907,164 shares in 1997 and 1996,
    respectively  . . . . . . . . . . . . . . . .                  229                                 169
    Additional paid-in capital  . . . . . . . . .              436,013                             309,813
    Accumulated deficit   . . . . . . . . . . . .             (326,444)                           (264,457)
    Unamortized Restricted Stock Award  . . . . .                ( 983)                                  -
                                                           -----------                         -----------
    Total stockholders' equity    . . . . . . . .              108,815                              45,525
                                                           -----------                         -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . .          $   865,450                         $   862,624
                                                           ===========                         ===========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, except per share data)
                                  (Unaudited)



                                                               Three                    Three
                                                           Months Ended            Months Ended
                                                           June 30, 1997           June 30, 1996
                                                           -------------           -------------
REVENUES:
    Minimum rent                                          $      23,818          $      23,434
    Percentage rents                                              1,003                  1,084
    Recoveries from tenants                                      11,422                 11,378
    Other revenues                                                1,355                  1,176
    Fee income                                                    1,846                    956
    Interest income                                               1,072                    739
                                                          -------------          -------------
                                                                 40,516                 38,767

EXPENSES:
    Recoverable from tenants                                     10,290                 10,335
    Other operating                                               1,878                  1,820
    General and administrative                                    1,991                  2,081
    Interest expense                                              9,995                 11,130
    Depreciation and amortization                                 8,361                  9,547
                                                          -------------          -------------
                                                                 32,515                 34,913

Other income (expense)                                              (40)                   478
Equity in earnings of unconsolidated entities                       888                      -
                                                          -------------          -------------

Income before extraordinary item and minority interest            8,849                  4,332

Extraordinary loss on debt extinguishment                        (8,060)                  (153)
                                                          -------------          -------------

Income before minority interest                                     789                  4,179

Minority interest                                                  (328)                (2,053)
                                                          -------------          -------------

Net income                                                $         461          $       2,126
                                                          =============          =============

Income per common share
    before extraordinary item                             $        0.23          $        0.13
                                                          =============          =============

Net income per common share                               $        0.02          $        0.13
                                                          =============          =============

Dividends declared per common share                       $      0.4725          $      0.4725
                                                          =============          =============





See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, except per share data)
                                  (Unaudited)



                                                                Six                  Six
                                                           Months Ended          Months Ended
                                                          June 30, 1997         June 30, 1996
                                                          -------------         -------------
REVENUES:
    Minimum rent                                           $     47,018          $     46,332
    Percentage rents                                              2,122                 2,305
    Recoveries from tenants                                      22,972                22,919
    Other revenues                                                2,632                 2,437
    Fee income                                                    4,361                 1,787
    Interest income                                               1,635                 1,193
                                                           ------------          ------------
                                                                 80,740                76,973

EXPENSES:
    Recoverable from tenants                                     20,689                20,664
    Other operating                                               3,201                 3,528
    General and administrative                                    4,237                 4,189
    Interest expense                                             22,044                22,719
    Depreciation and amortization                                16,847                19,596
                                                           ------------          ------------
                                                                 67,018                70,696

Other income                                                        203                 2,216
Equity in earnings of unconsolidated joint ventures               1,001                    -
                                                           ------------          ------------

Income before extraordinary item and minority interest           14,926                 8,493

Extraordinary loss on debt extinguishment                        (8,060)                 (983)
                                                           -------------         ------------

Income before minority interest                                   6,866                 7,510

Minority interest                                                (3,039)               (3,690)
                                                           -------------         ------------

Net income                                                 $      3,827          $      3,820
                                                           =============         ============

Income per common share
    before extraordinary item                              $       0.41          $       0.26
                                                           =============         ============

Net income per common share                                $       0.19          $       0.23
                                                           =============         ============

Dividends declared per common share                        $      0.945          $      0.945
                                                           =============         ============





See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)



                                                                                        Six               Six
                                                                                   Months Ended       Months Ended
                                                                                   June 30, 1997      June 30, 1996
                                                                                   -------------      -------------
OPERATING ACTIVITIES:
    Income before minority interest                                                  $    6,866       $      7,510
    Adjustments to reconcile income before minority interest
       to net cash provided by operating activities:
          Net accretion of note receivable                                                 (350)              (350)
          Depreciation and amortization                                                  18,169             21,494
          Provision for losses on accounts receivable                                        61                822
          Equity in earnings of unconsolidated entities                                  (1,001)                -
          Net gain on sales of land and equipment                                          (281)            (2,238)
          Extraordinary loss on debt extinguishment                                       8,060                983
          Other changes in assets and liabilities:
             (Increase) decrease in accounts receivable                                  (1,443)            (2,555)
             (Increase) decrease in notes receivable                                        540                516
             (Increase) decrease in other assets                                         (2,652)            (2,208)
             (Decrease) increase in accounts payable and other liabilities                 (826)             2,002
                                                                                        -------       ------------
    Net cash provided by operating activities                                            27,143             25,976


INVESTING ACTIVITIES:
    Investment in real estate and development assets                                    (22,041)           (25,912)
    Distributions received from unconsolidated entities                                   2,766                  -
    Proceeds from sale of land and equipment                                                650              4,222
    Deferred costs                                                                       (6,443)            (8,693)
                                                                                      ---------        -----------
    Net cash used in investing activities                                               (25,068)           (30,383)

FINANCING ACTIVITIES:
    Proceeds from mortgages, notes and loans payable                                    114,082             84,601
    Repayments of mortgages, notes and loans payable                                   (205,282)           (63,974)
    Refinancing costs                                                                    (2,054)                 -
    Funding to affiliates                                                                     -               (158)
    Restricted cash                                                                      (1,602)             2,615
    Dividends paid                                                                     ( 18,520)          ( 15,976)
    Distributions paid                                                                 ( 15,434)          ( 15,435)
    Proceeds from sale of common stock                                                  121,811                  -
                                                                                     ----------       ------------
    Net cash used in financing activities                                                (6,999)            (8,327)
                                                                                     ----------       ------------


Net (decrease) in cash and cash equivalents                                              (4,924)           (12,734)
Cash and cash equivalents at beginning of period                                          6,327             14,550
                                                                                     ----------       ------------
Cash and cash equivalents at end of period                                           $    1,403       $      1,816
                                                                                     ==========       ============

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized                                   $   24,830       $     23,750
                                                                                     ==========       ============





See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

         The Mills Corporation (the "Company") is a fully-integrated, self-managed real estate investment trust ("REIT").

         The Company conducts all of its business through the The Mills Limited Partnership (the "Operating Partnership"), in which it owns, as of June 30, 1997, a 1% interest as the sole general partner and a 57.9% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion, and management of super-regional, value and entertainment-oriented outlet malls (the "Mills") and community shopping centers (the "Community Centers"). As of June 30, 1997, the Operating Partnership owns or holds an interest in the following operating properties:

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

         In addition to the operating properties, the Company is actively involved in the development of a number of new Mills, including Grapevine Mills (Dallas, TX), Arizona Mills (Tempe, AZ), City Mills at Orange (Orange, California), Katy Mills (Houston, TX), Meadowland Mills (Carlstadt, NJ), Concord Mills (Charlotte, NC), and Columbus Mills (Columbus, OH).

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1997, is not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto, included in the Mills Corporation Annual Report on Form 10-K for the year ended December 31, 1996.

         The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly owned or controlled by the Operating Partnership as well as its wholly-owned subsidiaries Mills Management L.L.C. ("Mills Management"), and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the Mills Services Corporation ("MSC"), an entity formed in connection with the Offering to provide development, management, leasing and finance services to the Company and other entities owned by affiliates of the Company. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's investments in the partnerships that own Ontario Mills, Ontario Mills Residual, Grapevine Mills, Grapevine Mills Residual, Arizona Mills, Columbus Mills and City Mills, which represent non-controlling ownership interests, are accounted for using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)



2.  RECLASSIFICATIONS

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1997 presentation.

3.  PER SHARE DATA

         Net income per share for the six months ended June 30, 1997 and June 30, 1996 is based on the weighted average number of common shares and common equivalent shares outstanding during such period (20,540,896 and 16,905,953 at June 30, 1997 and June 30, 1996, respectively).

         Limited partnership units in the Operating Partnership (15,954,220 and 16,331,306 outstanding at June 30, 1997 and December 31, 1996, respectively) may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

         In February 1997, the Financial Acocunting Standards Board issued Statement No. 128, Earnings Per Share (FASB No. 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Adoption of FASB No. 128 is not expected to have a significant impact on primary or fully diluted earnings per share for the six months ended June 30, 1997 and June 30, 1996.

4. INVESTMENT IN UNCONSOLIDATED ENTITIES

         Certain Mills under development are partially owned through joint ventures ("Joint Ventures"). The Company is also the managing general partner of these Joint Ventures. The Company's interest in each Joint Venture is as follows:

                                                   Ownership %
                 Joint Venture                     as of June 30, 1997
                 -------------                     -------------------
                 Ontario Mills                           50.0%
                 Grapevine Mills                         37.5%
                 Arizona Mills                           36.8%
                 Columbus Mills and
                   Sawgrass Expansion                    50.0%
                 City Mills                              50.0%

         The Company does not consolidate these Joint Ventures as major business decisions require the approval of at least one other general partner. As a result, its investments are accounted for under the equity method, where the investments are recorded at cost and subsequently adjusted for equity in the net income (loss) and cash contributions and distributions. The Company reduces its investment in Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Joint Ventures.

In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $22.9 million of Joint Venture debt until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


District. The aggregate amount of the special tax assessment is approximately $26,000 and will be collected over a 25 year period to fund debt service on bonds issued by the City to fund the infrastructure improvements.

           Combined balance sheet and results of operations information is presented below for all Joint Ventures at June 30, 1997, and for the six months then ended:

                                                                        June 30, 1997
                                                                        -------------
Assets:
    Income producing assets                                             $     136,268
    Construction in progress                                                  217,094
    Other                                                                      77,701
                                                                        -------------
                                                                        $     431,063
                                                                        =============
Liabilities and partners' equity
    Debt                                                                $     195,702
    Other liabilities                                                          35,259
    Operating Partnership's accumulated equity                                 52,614
    Joint Venture partners' accumulated equity                                147,488
                                                                        -------------
                                                                        $     431,063
                                                                        =============


                                                                        Six Months Ended
                                                                          June 30, 1997
                                                                          -------------
Revenues                                                               $      13,259
Recoverable and other property expenses                                       (4,589)
Interest expense                                                              (3,681)
Depreciation and amortization                                                 (3,754)
Other income                                                                   3,145
Extraordinary loss on debt extinguishment                                       (961)
                                                                               ------
                                                                        $      3,419
                                                                        =============

Equity in earnings of unconsolidated joint ventures                     $      1,001
                                                                        =============

         The primary difference between the carrying value of the Company's investment in unconsolidated joint ventures and the Operating Partnership's accumulated equity noted above is due to capitalized interest on the investment balance, capitalized development and leasing costs which are recovered by the Operating Partnership through fees earned during construction and loans to the Joint Ventures included in other liabilities above.

5.  DECLARATION OF DIVIDEND

         On June 10, 1997, the Company declared a dividend of $.4725 per share which was paid on July 22, 1997 to stockholders of record as of July 1, 1997.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)



6.  BORROWINGS

    On May 5, 1997, the Company refinanced loans secured by Franklin Mills totaling $165,800, with the proceeds of a new $110,000 mortgage loan and funds from the March 1997 stock issuance. The new loan bears interest at a fixed rate of 7.88% and amortizes over 30 years with a balloon payment in March 2008. In connection with this refinancing, the Company expensed $8,100 of deferred loan costs as an extraordinary loss, including a prepayment penalty of $2,054. The new loan can be increased to $165,000 through May 4, 1998, subject to certain financial requirements relating to increases above $130,000. The Company increased the borrowings under this loan to $130,000 on August 8, 1997.

THE MILLS CORPORATION
(Unaudited)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended June 30, 1997 to three months ended June 30, 1996.

         Income before minority interest for the three months ended June 30, 1997 decreased by approximately $3.4 million (81.1%) to $0.8 million as compared with the three months ended June 30, 1996. The decrease was the result of an increase in revenues of approximately $1.7 million (4.5%), a decrease in expenses of approximately $2.4 million (6.9%) and an increase in equity in earnings of unconsolidated entities of $0.9 million offset by a decrease in other income of $0.5 million and an increase in extraordinary loss on debt extinguishment of $7.9 million.

Revenues:

                 Minimum rents for the three months ended June 30, 1997 increased approximately $0.4 million (1.6%) compared with the three months ended June 30, 1996. This was primarily due to higher lease renewal rates accross the properties.

                 Fee income for the three months ended June 30, 1997, increased $0.9 million (93.1%) compared with the three months ended June 30, 1996. During the three months ended June 30, 1996 the Company earned development-related fees from one project under development (Ontario Mills), compared to three projects (Grapevine Mills, Arizona Mills and City Mills) for the three months ended June 30, 1997.

         Interest income for the three months ended June 30, 1997, increased approximately $0.3 million (45.1%) compared with the three months ended June 30, 1996. The increase was primarily due to higher average daily balances in interest-bearing accounts resulting from the investment of the proceeds from the sale of common stock in March 1997.

Expenses:

         Interest expense decreased by approximately $1.1 million (10.2%) for the three months ended June 30, 1997, compared with the three months ended June 30, 1996. The decrease was primarily due to the refinancing of debt secured by Franklin Mills.

         Depreciation and amortization decreased $1.2 million (12.4%) for the three months ended June 30, 1997, compared with the three months ended June 30, 1996. The decrease was due to a decrease in amortization of loan costs as a result of refinancing the debt secured by Potomac Mills and Gurnee Mills in December 1996 and a decrease in depreciation relating to assets reaching their depreciable lives.

         Other income for the three months ended June 30, 1997, decreased $0.5 million compared with the three months ended June 30, 1996. The decrease was due to a decrease in gain on land sales.

         Equity in earnings of unconsolidated entities in 1997 relates primarily to the commencement of operations of Ontario Mills which opened November 1996.

         The extraordinary loss on debt extinguishment in 1997 was due to the refinancing of the debt secured by Franklin Mills in May 1997. The extraordinary loss on debt extingishment in 1996 was due to refinancing the debt secured by the community centers in January, 1996.

THE MILLS CORPORATION
(Unaudited)



Comparison of six months ended June 30, 1997 to six months ended June 30, 1996.

         Income before minority interest for the six months ended June 30, 1997 decreased by approximately $0.6 million (8.6%) to $6.9 million as compared with the six months ended June 30, 1996. The decrease was the result of an increase in revenues of approximately $3.8 million (4.9%), a decrease in expenses of approximately $3.7 million (5.3%), and an increase in equity in earnings of unconsolidated joint ventures of $1.0 million offset by an increase in the loss on debt extinguishment of $7.1 million and a decrease in other income of $2.0 million.

Revenues:

         Minimum rents for the six months ended June 30, 1997, increased approximately $0.7 million (1.5%) compared with the six months ended June 30, 1996. The increase was primarily due to the higher lease renewal rates across the properties.

         Fee income for the six months ended June 30, 1997, increased $2.6 million (144.0%) compared to the six months ended June 30, 1996. During the six months period ended June 30, 1996 the Company earned development-related fees from one project under development (Ontario Mills), compared to three projects (Grapevine Mills, Arizona Mills and City Mills) for the six months ended June 30, 1997.

         Interest income for the six months ended June 30, 1997, increased $0.4 million (37.0%) compared with the six months ended June 30, 1996. The increase was primarily due to higher average daily balances in interest-bearing accounts resulting from the investment of the proceeds from the sale of common stock in March 1997.

Expenses:

         Other operating expenses for the six months ended June 30, 1997, decreased approximately $0.3 million (9.3%) compared with the six months ended June 30, 1996. This decrease is primarily due to a decrease in contributions to promotional programs of $0.2 million and a decrease in bad debt expense of $0.1 million at certain projects.

         Interest expense decreased by approximately $0.7 million (3.0%) for the six months ended June 30, 1997, compared with the six months ended June 30, 1996. This decrease was primarily due to the refinancing of debt secured by Franklin Mills in May 1997.

         Depreciation and amortization decreased $2.8 million (14.0%) for the six months ended June 30, 1997, compared with the six months ended June 30, 1996. The decrease was due to a decrease in amortization of loan costs as a result of refinancing the debt secured by Potomac Mills and Gurnee Mills in 1996 and a decrease in depreciation relating to assets reaching the end of their depreciable lives.

         Other income for the six months ended June 30, 1997, decreased $2.0 million compared with the six months ended June 30, 1996. The decrease was due to a decrease in gain on land sales.

         Equity in earnings of unconsolidated entities earned in 1997 relates primarily to the commencement of operations of Ontario Mills which opened November 1996.

         The extraordinary loss on debt extinguishment in 1997 and 1996 was due to refinancing the debt secured by Franklin Mills and the community centers, respectively.

THE MILLS CORPORATION
(Unaudited)



LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company's balance of cash and cash equivalents was $1.4 million, not including its proportionate share of cash held in unconcolidated entities. In addition to its cash reserves, the Company had a $40.0 million Line of Credit available, $10.6 million available under its Revolving Master Repurchase Agreements and $20.0 million available under the Franklin Mills loan (see below).

         Financing Activities. During 1996 and 1997, the Company completed various financing and refinancing activities which extended the weighted average remaining term of the Company's total indebtedness from 3.5 years at December 31, 1995 to 5.7 years at June 30, 1997, while maintaining investment-grade interest rates (7.1% weighted average interest rate at June 30, 1997).

         As of June 30, 1997, the Company had two short term credit facilities, summarized as follows (dollars in thousands):


                                                                                              TOTAL             AMOUNT
                                                                                              ------         OUTSTANDING
 NATURE OF FACILITY                         MATURITY      INTEREST RATE        TERMS         FACILITY         AT 6/30/97
 ------------------                         --------      -------------        -----         --------         ----------
 Line of Credit..........................   10/31/98      LIBOR + 3.00%    Interest Only    $  40,000        $         -
 Revolving Master Repurchase Agreement...    Varies       LIBOR + 1.25%    Interest Only       10,600                  -
                                                                                           ------------- ---------------
                                                                                              $50,600        $         -
                                                                                           -------------  --------------


         The amounts available under the Line of Credit are subject to certain performance measurements and restrictive covenants. The Company was in compliance with the applicable covenants at June 30, 1997. In the third quarter of 1997 the Company increased the funds available under the facility to $60.0 million.

         On May 5, 1997, loans totaling $165.8 million were refinanced with proceeds of new borrowings of a new $110.0 million mortgage loan and funds from a recent stock issuance (see below). The mortgage loan bears interest at 7.88% and amortizes over thirty years with a balloon payment in May 2007. The new loan can be increased to $165.0 million through May 4, 1998, subject to certain financial requirements relating to increases above $130.0 million. On August 8, 1997, the Company borrowed $20.0 million under this loan to bring the total proceeds to $130.0 million. This $20.0 million tranche bears interest at 7.44% and amortizes over thirty years with a balloon payment in May 2007.

THE MILLS CORPORATION
(Unaudited)



         Effective October 28, 1996, the Company filed a universal shelf registration statement on Form S-3 to offer a maximum of $250.0 million of common stock, preferred stock, and common stock warrants. Pursuant to this shelf registration, the Company sold a total of 5,175,000 shares of common stock on March 19, 1997. On March 21, 1997, the Company sold an additional 150,000 shares of its common stock to its underwriters to cover a portion of their short position resulting from their over-allotments in connection with the March 19, 1997 offering. The net proceeds of these issuances ($121.8 million) were contributed to the Operating Partnership and were used to pay down debt including $17.8 million outstanding under the line of credit, $10.6 million outstanding under the Revolving Master Repurchase Agreement and $55.0 million of prior loans secured by the Franklin Mills project in connection with the refinancing discussed above. The balance of the proceeds were used to fund development costs or are available to fund future development and remerchandising activities.

         The Company had consolidated debt of approximately $638.9 million at June 30, 1997 of which $596.9 million was fixed-rate debt and $42.0 million was variable-rate debt. Scheduled principal repayments of consolidated indebtedness through 2000 are $58.7 million, with $580.2 million due thereafter. The Company expects to refinance or repay these obligations with cash generated from operations, external borrowings or equity issuances. The Company's pro rata share of unconsolidated joint venture debt at June 30, 1997 was $77.9 million (net of tax increment financing), of which it had guaranteed $22.9 million.

         The Company's ratio of debt-to-total market capitalization was 37.3% and 54.5% at June 30, 1997 and June 30, 1996, respectively. If the Company's pro-rata share of indebtedness of all unconsolidated joint venture properties were included, the ratio of debt-to-total market capitalization would be 39.9% and 54.9%, respectively.

         Development, Remerchandising and Expansion. The Company is involved in the following development, remerchandising and expansion efforts:

         At least six Mills projects are planned to be completed in the next four years, including Grapevine Mills, Arizona Mills, City Mills, Katy Mills, Concord Mills, and Meadowland Mills.

         Grapevine Mills and Arizona Mills are expected to open in the fourth quarter of 1997. Construction loans and loan commitments, aggregating approximately $240.0 million, are considered adequate to fund the remaining development efforts for these projects. Equity commitments from the Company's joint venture partners and the Company have been fully funded.

         City Mills, Concord Mills, and Katy Mills are scheduled to open in the fourth quarter of 1998, second quarter of 1999, and third quarter of 1999, respectively. All three projects will be financed principally with external borrowings, potential preferred and other equity contributions from joint venture partners and the Operating Partnership. The Company anticipates that the Operating Partnership's required future equity requirements for City Mills, Concord Mills, and Katy Mills in the aggregate may total as much as $60 million.


         The Company expects to commence construction of Meadowlands Mills in 1998, with a targeted opening date in 2000. Kan Am has committed to contribute two-thirds of the equity for a one-third ownership interest in this project.

         The Company has announced plans to develop a Mills project adjacent to the new 49ers stadium at Candlestick Point near San Francisco with Simon DeBartolo Group and DeBartolo Entertainment. The Company is also conducting due diligence on several other proposed Mills, including evaluating sites in Columbus, Ohio, N.

THE MILLS CORPORATION
(Unaudited)



Aurora, Illinois, and Toronto, Canada. In June 1997, the Company formed an alliance with Tishman-Speyer to study potential international sites.

         In addition to these new Mills, the Company is planning to spend approximately $125 million on its existing portfolio during the next three years to complete its expansion and remerchandising programs in each of the Company's first four Mills. It is anticipated that these projects will be financed with external borrowings, equity contributions from Kan Am and other potential equity issuances.

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

CASH FLOWS

 Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996. Net cash provided by operating activities increased $1.2 million, or 4.5%, to $27.1 million for the six months ended June 30, 1997 as compared to $26 million for the six months ended June 30, 1996. Net cash used in investing activities decreased $5.3 million or 17.5%, to $25.1 million for the six months ended June 30, 1997, as compared to $30.4 million for the six months ended June 30, 1996, primarily as a result of decreased expenditures for real estate and development assets and the return of advances from certain joint ventures. Net cash used in financing activities decreased $1.3 million, to $7.0 million for the six months ended June 30, 1997, as compared to $8.3 million for the six months ended June 30, 1996, primarily as a result of the additional capital provided by the sale of common stock in 1997, offset by the repayment of outstanding indebtedness.

FUNDS FROM OPERATIONS

         The Company generally considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by NAREIT means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

THE MILLS CORPORATION
(Unaudited)



         For the six months ended June 30, 1997 FFO increased to $32.4 million from to $26.1 million for the six months ended June 30, 1996. For the quarter ended June 30, 1997, FFO increased to $17.5 million from $13.3 million for the comparable period in 1996. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:


---------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended              Six Months Ended
                                                                           June 30                       June 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                      1997        1996               1997         1996
                                                                      ----        ----               ----         ----
                                                                   (Dollars in thousands)          (Dollars in thousands)
Funds From Operations Calculation:
   Income before extraordinary item and                             $ 8,849     $ 4,332             14,926     $     8,493
      minority interest.....................................
   Adjustments:
      Add: Depreciation and amortization                              7,742       8,156             15,447          16,862
         of real estate assets..............................
          Add: Loss on Sale of furniture,                                --         776                                776
           fixtures, and equipment..........................
          Add: Real estate depreciation
           and amortization of unconsolidated                           924          --              1,646
           entities
          Add: Extraordinary loss on debt                                --          --                397              --
           extinguishment of unconsolidated
           entities
   Funds From Operations....................................        $17,515     $13,264         $   32,416     $    26,131
                                                                    =======     =======         ==========     ===========
---------------------------------------------------------------------------------------------------------------------------



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

THE MILLS CORPORATION
(Unaudited)



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

         The Annual Meeting of Shareholders of The Mills Corporation was held on May 30, 1997 and, by the affirmative vote of a majority of shareholders participating in person or by proxy, was adjourned until and concluded on June 25, 1997. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of Directors whose term of office as Directors continued after the meeting:

         Proposal 1 (a proposal to amend the Company's bylaws to require the approval of a two-thirds majority of the disinterested outside directors for all joint venture or similar arrangemenets between the Company and Kan Am U.S., Inc. or its affiliates and would eliminate the requirement that a majority of the Company's shareholders approve such transactions):

                Votes for:              12,744,971
                Votes against:           1,989,220
                Abstensions:               169,334
                Non-Vote                 5,964,121

         Under the Company's Certificate of Incorporation, a proposal to amend the by-laws by the vote of the shareholders requires the approval of two-thirds of the issued and outstanding shares of the Company's stock as of the applicable record date; thus, Proposal 1 required at least 14,874,324 shares to vote in favor of the Proposal and, accordingly, did not receive sufficient votes for approval.

         Proposal 2 (a proposal to amend the Company's Certificate of Incorporation to prohibit persons from acquiring shares of the Company if the acquisition would cause more than 50% of the Company's shares to be held by "Non-U.S. Persons," triggering withholding tax obligations on the sale of the Company's stock by Non-U.S. Persons):

                Votes for:              13,872,609
                Votes against:             869,587
                Abstensions:               133,879
                Non-Votes:               5,964,571

         Under the Company's Certificate of Incorporation, a proposal to amend the Certificate of Incorporation requires the approval of one-half of the issued and outstanding shares of the Company's stock as of the applicable record date; thus, Proposal 2 required at least 11,155,743 shares to vote in favor of the Proposal and, accordingly, was approved.

         Proposal 3 (a proposal to amend the Company's Certificate of Incorporation to eliminate a technical requirement requiring the Company to obtain either a ruling from the Internal Revenue Service or an opinion of counsel before granting an exemption from Ownership Limits contained in the Company's Certificate of Incorporation):

                Votes for:              13,183,660
                Votes against:           1,485,444
                Abstentions:               234,420
                Non-votes:               5,964,122

         Under the Company's Certificate of Incorporation, a proposal to amend the Certificate of Incorporation requires the approval of one-half of the issued and outstanding shares of the Company's stock as of the applicable record date; thus, Proposal 3 required at least 11,155,743 shares to vote in favor of the Proposal and, accordingly, was approved.

         Proposal 4 (to elect directors to a term expiring upon the date of the Annual Shareholders Meeting in the year 2000):


              DIRECTORS STANDING         TERM            VOTES FOR        VOTES
                 FOR ELECTION           EXPIRES                          WITHHELD

         Charles R. Black, Jr.           2000            20,613,307      254,339

         Dietrich von Boetticher         2000            20,614,875      252,771

         John M. Ingram                  2000            20,615,375      252,271

         Peter B. McMillan               2000            20,615,293      252,353


            CONTINUING DIRECTORS

         James C. Braithwaite            1998

         The Hon. Joseph B. Gildenhorn   1998

         Harry H. Nick                   1998

         Robert P. Pincus                1998

         Peter A. Gordon                 1999

         Franz von Perfall               1999

         Laurence C. Siegel              1999

         Nominees required a favorable vote of a plurality of the shares of Common Stock present and entitled to vote, in person or by proxy, at the Meeting; accordingly, all members standing for re-election were elected.

         Proposal 5 (to ratify the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 1997):

                Votes for:              20,745,121
                Votes against:              35,780
                Votes withheld:             86,745

         Proposal 5 required the approval of a majority of the votes cast at the Meeting and, accordingly, was approved.

         Proposal 6 (to adjourn the Annual Meeting to June 25, 1997):

                Votes for:              17,169,378
                Votes Against:           3,447,056
                Abstensions:               191,480
                Non-Votes                   59,732

         Proposal 6 required the approval of a majority of the votes cast at the Meeting and, accordingly, was approved.

ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         The Exhibit Index attached hereto is hereby incorporated by reference to this item.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 THE MILLS CORPORATION

August 14, 1997               By:    /s/  Kenneth R. Parent
------------------------      -------------------------------------------------
(Date)                          Kenneth R. Parent
                                Senior Vice President, Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

                             THE MILLS CORPORATION
                                 EXHIBIT INDEX

                    (Pursuant to item 601 of Regulation S-K)


NUMBER   EXHIBIT                                                                            SEQUENTIALLY
------   -------                                                                            NUMBERED PAGE
                                                                                            -------------
  *3.1   Amended and Restated Certificate of Incorporation of the Company

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

NUMBER        EXHIBIT                                                                       SEQUENTIALLY
------        -------                                                                       NUMBERED PAGE
                                                                                            -------------
     *10.13   Open-End Mortgage, Security Agreement and Fixture Filing, dated as of November
              16, 1993, by Western Hills Associates Limited Partnership in favor of
              Connecticut General Life Insurance Company

     *10.19   Agreement dated March 15, 1994 among Richard L. Kramer, the A.J. 1989 Trust, the
              Irrevocable Intervivos Trust for the Benefit of the Kramer Children, the N
              Street Investment Trust, Equity Resources Associates, Herbert S. Miller, The
              Mills Corporation and The Mills Limited Partnership

10.20-10.22   Intentionally Omitted

     *10.23   Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers

10.24-10.25   Intentionally Omitted

 *****10.26   Loan Agreement dated as of January 31, 1996 by and among Coopers Crossing
              Associates (MLP) Limited Partnership, Crosswinds Center Associates of St.
              Petersburg (MLP) Limited Partnership, Echo Hills Center Associates (MLP) Limited
              Partnership, Fashion Center Associates of Illinois No. 1 (MLP) Limited
              Partnership, Fashion Place Associates (MLP) Limited Partnership, Germantown
              Development Associates (MLP) Limited Partnership, Gwinnett Market Fair
              Associates (MLP) Limited Partnership, Montgomery Village Associates (MLP)
              Limited Partnership, Montgomery Village Ground (MLP) Limited Partnership, Mount
              Prospect Plaza (MLP) Limited Partnership (collectively, "The Mills Corporation, et al."), and PFL Life Insurance Company

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

10.29-10.47   Intentionally Omitted

******10.48   Note dated July 30, 1996 by Sawgrass Mills Phase II Limited Partnership in favor of CS First Boston Mortgage Capital Corp.

NUMBER        EXHIBIT                                                                       SEQUENTIALLY
------        -------                                                                       NUMBERED PAGE
                                                                                            -------------
 ******10.49   Mortgage Security Agreement, Assignment of Leases and Rents and Fixture Filing
               dated as of July 30, 1996, between Sawgrass Mills Phase II Limited Partnership, as Mortgagor and CS First Boston Mortgage Capital Corporation, as Mortgagee

   ****10.50   First Amendment to Trust and Servicing Agreement (Exhibit 10.7) dated as of June
               1, 1995, among Sawgrass Finance L.L.C., as depositor, The First National Bank of
               Chicago, as servicer, and State Street Bank and Trust Company, as trustee

   ****10.51   Prepayment Premium Agreement dated as of June 1, 1995, between The Mills Limited
               Partnership and State Street Bank and Trust Company, as trustee

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

*******10.57   Credit Agreement dated as of October 28, 1996,among the Mills Corporation, the
               Mills Limited Partnership, Sunrise Mills (MLP) Limited Partnership and CS First
               Boston Mortgage Capital Corp.

*******10.58   General Pledge and Security Agreement, dated as of October 28, 1996 made by The
               Mills Limited Partnership in favor of CS First Boston Mortgage Capital Corp.

*******10.59   Intercompany Pledge and Security Agreement dated as of October 28, 1996, by The
               Mills Limited Partnership, The Mills Corporation, Sunrise Mills (MLP) Limited
               Partnership and Sawgrass Mills Phasae II Limited Partnership in favor of CS
               First Boston Mortgage Capital Corp.

*******10.60   Assignment of Partnership Interest daated as of October 28, 1996 from The Mills
               Limited Partnership to CS First Boston Mortgage Capital Corp.

*******10.61   Revolving Note dated as of October 28, 1996 from The Mills Limited Partnership to CS First Boston Mortgage Capital Corp. in the maximum amount of $40,000,000

   *******11   Statement Re:  Computation of Per Share Earnings

        21.1   List of Subsidiaries of the Registrant

* Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 33 -71524, which was declared effective by Securities and Exchange Commission on April 14, 1994 (Commission File No. 1-12994).

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

***** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

****** Incorporated by reference to the Registrant's Annual Report on Form 10-Q for the third quarter ended September 3, 1996.

******* Incorporated by reference to the Registrant's Annual Report on Form
        10-K for the year ended December 31, 1996.