Form 10-Q
period 1997-09-30
MILLS CORP
filed 1997-11-14
CIK 914713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

                        22,881,445 shares of Common Stock
                     $.01 par value as of November 11, 1997

                              THE MILLS CORPORATION
                                    FORM 10-Q
                                      INDEX

PART I.    FINANCIAL INFORMATION                                                PAGE
           ---------------------                                                ----
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

           Consolidated  Balance Sheets as of September 30, 1997
              and December 31, 1996.                                              1

           Consolidated Statements of Income for the
              Three Months Ended September 30, 1997 and September 30, 1996.       2

           Consolidated Statements of Income for the
              Nine Months Ended September 30, 1997 and September 30, 1996         3

           Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1997 and September 30, 1996.        4

           Notes to Consolidated Financial Statements                             5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          9

PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings                                                     16

Item 2.    Changes in Securities                                                 16

Item 3.    Defaults Upon Senior Securities                                       16

Item 4.    Submission of Matters to Vote of Security Holders                     16

Item 5.    Other Information                                                     16

Item 6.    Exhibits and Reports on Form 8-K                                      16

Signatures                                                                       17

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              THE MILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                       September 30, 1997      December 31, 1996
                                                                          (Unaudited)                (Note)
                                                                       ------------------      -----------------
ASSETS
Income producing property:
    Land and land improvement                                              $ 167,252               $ 164,420
    Building and improvements                                                665,423                 662,469
    Furniture, fixtures and equipment                                         24,066                  22,221
    Less: accumulated depreciation and amortization                         (199,332)               (179,658)
                                                                           ---------               ---------
Total income producing property                                              657,409                 669,452

Land held for investment and/or sale                                           2,942                   3,564
Real estate development in progress                                           51,542                  28,259
Investment in unconsolidated entities                                         83,592                  66,688
                                                                           ---------               ---------
Total real estate and development assets                                     795,485                 767,963

Cash and cash equivalents                                                      3,530                   6,327
Restricted cash                                                               15,868                  13,215
Accounts receivable                                                           22,156                  19,165
Notes receivable                                                               6,846                   7,167
Deferred costs, net                                                           41,844                  45,655
Other assets                                                                   4,488                   3,132
                                                                           ---------               ---------

TOTAL ASSETS                                                               $ 890,217               $ 862,624
                                                                           =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable                                         $ 671,698               $ 730,113
Accounts payable and other liabilities                                        45,357                  43,011
                                                                           ---------               ---------
Total liabilities                                                            717,055                 773,124

Minority interest                                                             71,135                  43,975

STOCKHOLDERS' EQUITY
    Common stock $.01 par value, authorized 100,000,000
    shares, issued and outstanding 22,881,445 and
    16,907,164 shares in 1997 and 1996, respectively                             229                     169
    Additional paid-in capital                                               436,013                 309,813
    Accumulated deficit                                                     (333,386)               (264,457)
    Unamortized restricted stock award                                          (829)                     --
                                                                           ---------               ---------
    Total stockholders' equity                                               102,027                  45,525
                                                                           ---------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 890,217               $ 862,624
                                                                           =========               =========



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, except per share data)
                                   (Unaudited)

                                                                            Three                      Three
                                                                         Months Ended               Months Ended
                                                                      September 30, 1997         September 30, 1996
                                                                      ------------------         ------------------
REVENUES:
    Minimum rent                                                           $ 24,377                  $ 23,847
    Percentage rents                                                          1,043                     1,144
    Recoveries from tenants                                                  11,952                    11,227
    Other revenues                                                            2,287                     1,220
    Fee income                                                                2,056                     1,489
    Interest income                                                             531                       608
                                                                           --------                  --------
                                                                             42,246                    39,535

EXPENSES:
    Recoverable from tenants                                                 10,842                    10,044
    Other operating                                                           1,498                     1,264
    General and administrative                                                2,499                     1,888
    Interest expense                                                          9,424                    11,196
    Depreciation and amortization                                             9,151                     8,620
                                                                           --------                  --------
                                                                             33,414                    33,012

Other income (expense)                                                          181                       413
Equity in earnings of unconsolidated entities                                   421                        --
                                                                           --------                  --------

Income before minority interest                                               9,434                     6,936

Minority interest                                                            (3,820)                   (3,408)
                                                                           --------                  --------

Net income                                                                 $  5,614                  $  3,528
                                                                           ========                  ========

Net income per common share (Note 3)                                       $   0.24                  $   0.21
                                                                           ========                  ========

Dividends declared per common share                                        $ 0.4725                  $ 0.4725
                                                                           ========                  ========




See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, except per share data)
                                   (Unaudited)

                                                                              Nine                   Nine
                                                                          Months Ended           Months Ended
                                                                       September 30, 1997     September 30, 1996
                                                                       ------------------     ------------------
REVENUES:
    Minimum rent                                                           $  71,395              $  70,179
    Percentage rents                                                           3,165                  3,449
    Recoveries from tenants                                                   34,924                 34,146
    Other revenues                                                             4,919                  3,657
    Fee income                                                                 6,417                  3,276
    Interest income                                                            2,166                  1,801
                                                                           ---------              ---------
                                                                             122,986                116,508

EXPENSES:
    Recoverable from tenants                                                  31,531                 30,708
    Other operating                                                            4,699                  4,792
    General and administrative                                                 6,736                  6,077
    Interest expense                                                          31,468                 33,915
    Depreciation and amortization                                             25,998                 28,216
                                                                           ---------              ---------
                                                                             100,432                103,708

Other income                                                                     384                  2,629
Equity in earnings of unconsolidated entities                                  1,422                     --
                                                                           ---------              ---------

Income before extraordinary item and minority interest                        24,360                 15,429

Extraordinary loss on debt extinguishment                                     (8,060)                  (983)
                                                                           ---------              ---------

Income before minority interest                                               16,300                 14,446

Minority interest                                                             (6,999)                (7,098)
                                                                           ---------              ---------

Net income                                                                 $   9,301              $   7,348
                                                                           =========              =========

Income per common share before extraordinary item (Note 3)                 $    0.65              $    0.46
                                                                           =========              =========

Net income per common share (Note 3)                                       $    0.43              $    0.43
                                                                           =========              =========

Dividends declared per common share                                        $  1.4175              $  1.4175
                                                                           =========              =========





See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                                Nine                Nine
                                                                                            Months Ended        Months Ended
                                                                                         September 30, 1997  September 30, 1996
                                                                                         ------------------  ------------------
OPERATING ACTIVITIES:
    Income before minority interest                                                           $  16,300          $  14,446
    Adjustments to reconcile income before minority interest
       to net cash provided by operating activities:
          Net accretion of note receivable                                                         (525)              (525)
          Depreciation and amortization                                                          27,416             31,063
          Provision for losses on accounts receivable                                               111                364
          Equity in earnings of unconsolidated entities                                          (1,422)                --
          Net gain on sales of land and equipment                                                  (509)            (2,830)
          Extraordinary loss on debt extinguishment                                               8,060                983
          Other changes in assets and liabilities:
             Increase in accounts receivable                                                     (2,957)            (3,957)
             Decrease in notes receivable                                                           846                741
             Increase in other assets                                                            (1,373)            (1,491)
             (Decrease) increase in accounts payable and other liabilities                        2,695              3,182
                                                                                              ---------          ---------
    Net cash provided by operating activities                                                    48,642             41,976

INVESTING ACTIVITIES:
    Investment in real estate and development assets                                            (50,241)           (30,083)
    Distributions received from unconsolidated entities                                           3,820                 --
    Proceeds from sale of land and equipment                                                      1,116              4,222
    Deferred costs                                                                               (9,744)           (10,370)
                                                                                              ---------          ---------
    Net cash used in financing activities                                                       (55,049)           (36,231)

FINANCING ACTIVITIES:
    Proceeds from mortgages, notes and loans payable                                            167,482            109,900
    Repayments of mortgages, notes and loans payable                                           (225,897)           (85,197)
    Refinancing costs                                                                            (2,054)                --
    Restricted cash                                                                              (2,653)             6,707
    Dividends paid                                                                              (32,106)           (23,964)
    Distributions paid                                                                          (22,973)           (23,374)
    Proceeds from sale of common stock                                                          121,811                 --
                                                                                              ---------          ---------
    Net cash provided by (used in) financing activities                                           3,610            (15,928)
                                                                                              ---------          ---------

Net decrease in cash and cash equivalents                                                        (2,797)           (10,183)
Cash and cash equivalents at beginning of period                                                  6,327             14,550
                                                                                              ---------          ---------
Cash and cash equivalents at end of period                                                    $   3,530          $   4,367
                                                                                              =========          =========

Supplemental disclosures of cash flow information:

Cash paid for interest, net of amounts capitalized                                            $  32,464          $  30,461
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

        The Company conducts all of its business through The Mills Limited Partnership ("the Operating Partnership"), in which it owns, as of September 30, 1997, a 1% interest as the sole general partner and a 57.9% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion, and management of super-regional, value and entertainment-oriented outlet malls (the "Mills") and community shopping centers (the "Community Centers"). As of September 30, 1997, the Operating Partnership owns or holds an interest in the following operating properties:

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


        In addition to the operating properties, the Company is involved in the development of a number of new Mills, including Grapevine Mills (Dallas, TX - project opened October 30, 1997), Arizona Mills (Tempe, AZ), City Mills at Orange (Orange, California), Katy Mills (Houston, TX), Meadowland Mills (Carlstadt, NJ), Concord Mills (Charlotte, NC), and Candlestick Mills (San Francisco, CA).

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)



BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto, included in the Mills Corporation Annual Report on Form 10-K for the year ended December 31, 1996.

        The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly owned or controlled by the Operating Partnership as well as its wholly-owned subsidiaries Mills Management L.L.C. ("Mills Management"), and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the Mills Services Corporation ("MSC"), an entity formed to provide development, management, leasing and finance services to third-party companies and unconsolidated entities. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's investments in the partnerships that own Ontario Mills, Ontario Mills Residual, Grapevine Mills, Grapevine Mills Residual, Arizona Mills, Columbus Mills, City Mills and Concord Mills which represent non-controlling ownership interests, are accounted for using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

2.  RECLASSIFICATIONS

        Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1997 presentation.

3.  PER SHARE DATA

        Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding during such period (21,516,021 and 23,449,983 for the nine months and three months ended September 30, 1997, respectively, and 16,905,953 for each of the nine months and three months ended September 30, 1996).

        Limited partnership units in the Operating Partnership (15,954,220 and 16,332,517 outstanding at September 30, 1997 and September 30, 1996, respectively) may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (FASB No. 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, FASB No. 128 will replace "primary EPS" with "basic EPS". Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Entities with complex capital structures will be required to report "diluted EPS". Diluted EPS is

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

calculated by adjusting net income for the period for the effects of convertible securities and dividing the resulting adjusted net income by the weighted average shares outstanding during the period, adjusted for the dilutive effect of options, warrants, contingent shares and convertible securities. Adoption of FASB No. 128 is not expected to have a significant impact on earnings per share reported for the nine months ended September 30, 1997 and September 30, 1996.

4.  INVESTMENT IN UNCONSOLIDATED ENTITIES

        Certain Mills under development or in operation are partially owned through joint ventures ("Joint Ventures"). The Company is also the managing general partner of these Joint Ventures. The Company's interest in each Joint Venture is as follows:

                                                   Ownership %
               Joint Venture                as of September 30, 1997
               -------------                ------------------------
                                               (In thousands)
               Ontario Mills                           50.0%
               Grapevine Mills                         37.5%
               Arizona Mills                           36.8%
               Columbus Mills and
                Sawgrass Expansion                     50.0%
               City Mills                              50.0%
               Concord Mills                           50.0%

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

        In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $79.9 million of Joint Venture debt until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The aggregate amount of the special tax assessment is approximately $22.0 million and will be collected over a 25 year period to fund debt service on bonds issued by the City to fund the infrastructure improvements.

        Combined balance sheet and results of operations information is presented below for all Joint Ventures at September 30, 1997, and for the nine months then ended:

                                                          September 30, 1997
                                                          ------------------
                                                            (In Thousands)
Assets:
    Income producing assets                                  $   137,817
    Construction in progress                                     354,757
    Other                                                         82,805
                                                             -----------
                                                             $   575,379
                                                             ===========

Liabilities and partners' equity
    Debt                                                     $   274,965
    Other liabilities                                             71,395
    Operating Partnership's accumulated equity                    54,882
    Joint Venture partners' accumulated equity                   174,137
                                                             -----------
                                                             $   575,379
                                                             ===========

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


                                                          Nine Months Ended
                                                         September 30, 1997
                                                         ------------------
Revenues                                                  $       20,734
Recoverable and other property expenses                           (7,113)
Interest expense                                                  (6,049)
Depreciation and amortization                                     (5,738)
Other income                                                       5,004
Extraordinary loss on debt extinguishment                           (961)
                                                          --------------
                                                          $        5,877
                                                          ==============

Equity in earnings of unconsolidated joint ventures       $        1,422
                                                          ==============


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

5.  DECLARATION OF DIVIDEND

        On September 18, 1997, the Company declared a dividend of $.4725 per share which was paid on October 21, 1997 to stockholders of record as of October 1, 1997.

6.  BORROWINGS

        On May 5, 1997, the Company refinanced loans secured by Franklin Mills totaling $165,800, with the proceeds of a new $110,000 mortgage loan and funds from the sale of common stock in March 1997. The new loan bears interest at a fixed rate of 7.88% and amortizes over 30 years with a balloon payment in March 2008. In connection with this refinancing, the Company expensed $8,100 of deferred loan costs as an extraordinary loss, including a prepayment penalty of $2,054. The new loan can be increased to $165,000 through May 4, 1998, subject to certain financial requirements relating to increases above $130,000. The Company increased the borrowings under this loan to $130,000 on August 8, 1997.

THE MILLS CORPORATION
(Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended September 30, 1997, to three months ended September 30, 1996.

        Income before minority interest for the three months ended September 30, 1997 increased by approximately $2.5 million (36.0%) to $9.4 million as compared with the three months ended September 30, 1996. The increase was the net result of an increase in revenues of approximately $2.7 million (6.9%), an increase in expenses of approximately $0.4 million (1.7%), a decrease in other income of $0.2 million and an increase in equity in earnings of unconsolidated entities of $0.4 million.

Revenues:

        Minimum rents for the three months ended September 30, 1997, increased approximately $0.5 million (2.2%) compared with the three months ended September 30, 1996. This was primarily due to higher lease renewal rates across the properties, and ground rents earned from property leased to the partnership that is developing the Sawgrass Mills expansion.

        Recovery from tenants for the three months ended September 30, 1997, increased approximately $0.7 million (6.5%) compared with the three months ended September 30, 1996. This increase is due mainly to increased billing rates relating to the increase in recoverable expenses.

        Other revenues for the three months ended September 30, 1997, increased approximately $1.1 million (87.4%) compared with the three months ended September 30, 1996. This increase is due to greater income from the Company's pushcart and kiosk programs, increases in income from tenants who occupy space on a temporary basis and a refund of prior year worker's compensation insurance premiums.

        Fee income for the three months ended September 30, 1997, increased $0.6 million (38.1%) compared with the three months ended September 30, 1996. During the three months ended September 30, 1996, the Company earned development-related fees from one project under development (Ontario Mills), compared to three projects (Grapevine Mills, Arizona Mills and City Mills) as well as operating fees earned from Ontario Mills for the three months ended September 30, 1997.

Expenses:

        Recoverable from tenants expense for the three months ended September 30, 1997 increased approximately $0.8 million (7.9%) compared with the three months ended September 30, 1996. The increase is due to increases in operating expenses due to inflation.

        General and administrative expenses increased $0.6 million (32.4%) for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. The increase is due to additional personnel required for expanding operations (i.e., increased development and operating activity) and legal costs associated with international development rights.

        Interest expense decreased by approximately $1.8 million (15.8%) for the three months ended September 30, 1997, compared with the three months ended September 30, 1996. The decrease was primarily due to lower interest rates resulting from various refinancings and lower average debt balances resulting from the paydown of debt with the proceeds of the March 1997 equity offering.

THE MILLS CORPORATION
(Unaudited)

        Depreciation and amortization increased $0.5 million (6.2%) for the three months ended September 30, 1997, compared with the three months ended September 30, 1996. The increase was due to additional amortization of tenant improvement and allowances associated with the remerchandising of existing Mills, and reevaluation of useful lives of income producing assets offset by a decrease in amortization of loan costs as a result of refinancing the debt secured by Potomac Mills and Gurnee Mills in December 1996 and a decrease in depreciation relating to assets reaching their depreciable lives.

        Equity in earnings of unconsolidated entities in 1997, relates primarily to the commencement of operations of Ontario Mills which opened November 1996.

Comparison of nine months ended September 30, 1997 to nine months ended September 30, 1996.

        Income before minority interest for the nine months ended September 30, 1997, increased by approximately $1.9 million (10.9%) to $16.3 million as compared with the nine months ended September 30, 1996. The net increase was the result of an increase in revenues of approximately $6.4 million (5.6%), a decrease in expenses of approximately $3.3 million (3.0%), a decrease in other income of $2.2 million, an increase in equity in earnings of unconsolidated joint ventures of $1.4 million, and an increase in the loss on debt extinguishment of $7.1 million.

Revenues:

        Minimum rents for the nine months ended September 30, 1997, increased approximately $1.2 million (1.7%) compared with the nine months ended September 30, 1996. This was primarily due to higher lease renewal rates across the properties and ground rents earned from the partnership that is developing the Sawgrass Mills expansion.

        Recoveries from tenants for the nine months ended September 30, 1997, increased $0.8 million (2.3%) compared with the nine months ended September 30, 1996. The increase is due to the increased billing rates relating to the increase in recoverable expenses.

        Other revenues for the nine months ended September 30, 1997, increased approximately $1.3 million (34.5%) compared with the nine months ended September 30, 1996. The increase is due to greater income from the Company's pushcart and kiosk program, increases in income from tenants who occupy spaces on a temporary basis, and a refund of prior year worker's compensation insurance premiums.

        Fee income for the nine months ended September 30, 1997, increased $3.1 million (95.9%) compared to the nine months ended September 30, 1996. During the nine month period ended September 30, 1996, the Company earned development-related fees from one project under development (Ontario Mills), compared to three projects (Grapevine Mills, Arizona Mills and City Mills) as well as operating fees earned for the nine months ended September 30, 1997.

Expenses:

        Recoverable from tenant expense for the nine months ended September 30, 1997, increased $0.8 million (2.7%) compared with the nine months ended September 30, 1996. The increase is due to the increase in operating expenses due to inflation.

        General and administrative expenses for the nine months ended September 30, 1997, increased $0.7 million (10.8%) compared with the nine months ended September 30, 1996. The increase is due to additional personnel required for expanding operations (i.e., increased development and operating) and legal costs associated with international development rights.

THE MILLS CORPORATION
(Unaudited)

        Interest expense decreased by approximately $2.4 million (7.2%) for the nine months ended September 30, 1997, compared with the nine months ended September 30, 1996. This decrease was primarily due to lower interest rates resulting from various refinancings and lower average debt balances resulting from the paydown of debt with the proceeds of the March 1997 equity offering.

        Depreciation and amortization decreased $2.2 million (7.9%) for the nine months ended September 30, 1997, compared with the nine months ended September 30, 1996. The decrease was due to a decrease in amortization of loan costs resulting from refinancing the debt secured by Potomac Mills and Gurnee Mills in 1996 and a decrease in depreciation relating to assets reaching the end of their depreciable lives, offset by additional amortization of tenant improvements and allowances associated with the remerchandising of existing Mills.

        Other income for the nine months ended September 30, 1997, decreased $2.2 million compared with the nine months ended September 30, 1996. The decrease was due to a decrease in gain on land sales.

        Equity in earnings of unconsolidated entities earned in 1997 relates primarily to operations of Ontario Mills which opened November 1996.

        The extraordinary loss on debt extinguishment in 1997 and 1996 was due to refinancing the debt secured by Franklin Mills and Liberty Plaza, and the community centers, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1997, the Company's balance of cash and cash equivalents was $3.5 million, not including its proportionate share of cash held in unconsolidated entities. In addition to its cash reserves, the Company had $48.0 million available under its Line of Credit, and $15.0 million available under its Sawgrass D Tranche Certificate.

                                                                                                AMOUNT
                                                                                   TOTAL      OUTSTANDING
NATURE OF FACILITY                    MATURITY   INTEREST RATE     TERMS          FACILITY    AT 9/30/97
------------------                    --------   -------------     -----          --------    ----------
Line of Credit......................  10/31/98   LIBOR + 3.00%     Interest Only  $  60,000   $  12,000
Sawgrass D Tranche Certificate......  1/18/01    LIBOR + 4.30%     Interest Only     15,000           -
                                                                                  ---------   ---------
                                                                                  $  75,000   $  12,000
                                                                                  ---------   ---------

        The amounts available under the Line of Credit are subject to certain performance measurements and restrictive covenants. The Company was in compliance with the applicable covenants at September 30, 1997.

        Financing Activities. During 1996 and 1997, the Company completed various financing and refinancing activities which extended the weighted average remaining term of the Company's total indebtedness from 3.5 years at December 31, 1995 to 5.5 years at September 30, 1997, while maintaining investment-grade interest rates (7.2% weighted average interest rate at September 30, 1997).

        On July 15, 1997, the Company increased the funds available under the line of credit facility from $40.0 million to $60.0 million.

THE MILLS CORPORATION
(Unaudited)

        On May 5, 1997, loans totaling $165.8 million Secured by Franklin Mills and Liberty Plaza were refinanced with proceeds of new borrowings of a new $110.0 million mortgage loan and funds from a recent stock issuance (see below). The mortgage loan bears interest at 7.88% and amortizes over thirty years with a balloon payment in May 2007. The new loan can be increased to $165.0 million through May 4, 1998, subject to certain financial requirements relating to increases above $130.0 million. On August 8, 1997, the Company borrowed $20.0 million under this loan to bring the total proceeds to $130.0 million. This $20.0 million tranche bears interest at 7.44% and amortizes over thirty years with a balloon payment in May 2007.

        Effective October 28, 1996, the Company filed a universal shelf registration statement on Form S-3 to offer a maximum of $250.0 million of common stock, preferred stock, and common stock warrants. Pursuant to this shelf registration, the Company sold a total of 5,175,000 shares of common stock on March 19, 1997. On March 21, 1997, the Company sold an additional 150,000 shares of its common stock to its underwriters to cover a portion of their short position resulting from their over-allotments in connection with the March 19, 1997 offering. The net proceeds of these issuances ($121.8 million) were contributed to the Operating Partnership and were used to pay down debt, including $17.8 million outstanding under the line of credit, $10.6 million outstanding under the previously outstanding Revolving Master Repurchase Agreement and $55.0 million of prior loans secured by the Franklin Mills and Liberty Plaza projects in connection with the refinancing discussed above. The balance of the proceeds were used to fund development costs or are available to fund future development and remerchandising activities.

        The Company had consolidated debt of approximately $671.7 million at September 30, 1997, of which $617.7 million was fixed-rate debt and $54.0 million was variable-rate debt. Scheduled principal repayments of consolidated indebtedness through 2000 are $57.1 million, with $614.6 million due thereafter. The Company expects to refinance or repay these obligations with cash generated from operations, external borrowings or equity issuances. The Company's pro rata share of unconsolidated joint venture debt at September 30, 1997 was $107.6 million (net of tax increment financing), of which it had guaranteed $79.9 million.

        The Company's ratio of debt-to-total market capitalization was 40.1% and 51.6% at September 30, 1997 and September 30, 1996, respectively. If the Company's pro-rata share of indebtedness of all unconsolidated joint venture properties were included, the ratio of debt-to-total market capitalization would be 43.7% and 52.5%, respectively.

        Development, Remerchandising and Expansion. The Company is involved in the following development, remerchandising and expansion efforts:

        At least seven Mills projects are planned to be completed in the next several years, including Grapevine Mills, Arizona Mills, City Mills, Katy Mills, Concord Mills, Candlestick Mills and Meadowland Mills.

        Grapevine Mills opened on October 30, 1997, and Arizona Mills will open November 20, 1997. Unfunded construction loan commitments, aggregating approximately $167.0 million, are considered adequate to fund the remaining development efforts for these projects. Equity commitments from the Company's joint venture partners and the Company have been fully funded.

        City Mills is scheduled to open in the fourth quarter of 1998, and Concord Mills and Katy Mills are scheduled to open in the third quarter of 1999. All three projects will be financed principally with external borrowings, and equity contributions from joint venture partners and the Operating Partnership. The Company anticipates that the Operating Partnership's required future equity requirements for City Mills, Concord Mills, and Katy Mills may total as much as $60 million in the aggregate of which $14.3 million has already been funded.

THE MILLS CORPORATION
(Unaudited)

        The Company has announced plans to develop a Mills project adjacent to the new 49ers stadium at Candlestick Point near San Francisco with Simon DeBartolo Group and an affiliate of DeBartolo Entertainment. The Company also expects to commence development of Meadowlands Mills in 1999. Kan Am has committed to contribute two-thirds of the equity for a one-third ownership interest in this project. The Company is also conducting due diligence on several other proposed sites, including evaluating sites in Nashville, Tennessee, N. Aurora, Illinois, Toronto, Canada, Atlanta, Georgia, and Oahu, Hawaii. In June 1997, the Company formed an alliance with Tishman-Speyer to study potential international sites.

        In addition to these new Mills, the Company is planning to spend approximately $125 million on its existing portfolio during the next three years to complete its expansion and remerchandising programs in each of the Company's wholly-owned Mills. It is anticipated that these projects will be financed with external borrowings, equity contributions from Kan Am and other potential equity issuances. The operating partnership's remaining equity funding requirements associated with the remerchandising programs are estimated at $40.0 million.

        Capital Resources. The Company anticipates that its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations, peripheral land sales and borrowings under its Line of Credit.

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

CASH FLOWS

        Comparison of Nine Months Ended September 30, 1997, to Nine Months Ended September 30, 1996. Net cash provided by operating activities increased $6.6 million, or 15.9%, to $48.6 million for the nine months ended September 30, 1997 as compared to $42.0 million for the nine months ended September 30, 1996. Net cash used in investing activities increased $18.8 million or 51.9%, to $55.0 million for the nine months ended September 30, 1997, as compared to $36.2 million for the nine months ended September 30, 1996, primarily as a result of capital expenditures for the remerchandising of existing mills and investment in joint venture projects. Net cash provided by (used in) financing activities increased $19.5 million, to $3.6 million for the nine months ended September 30, 1997, as compared to ($15.9) million for the nine months ended September 30, 1996, primarily as a result of the additional capital provided by the sale of common stock in 1997, offset by the repayment of outstanding indebtedness.

THE MILLS CORPORATION
(Unaudited)


FUNDS FROM OPERATIONS

        The Company generally considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by National Association of Real Estate Investment Trusts (NAREIT) means income (loss) before minority interest (determined in accordance with Generally Accepted Accounting Principles (GAAP) ), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

        For the nine months ended September 30, 1997, FFO increased to $50.9 million from $40.2 million for the nine months ended September 30, 1996. For the quarter ended September 30, 1997, FFO increased to $18.7 million from $14.1 million for the comparable period in 1996. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended                 Nine Months Ended
                                                                                September 30                      September 30,
                                                                                ------------                      -------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                           1997             1996             1997             1996
                                                                           ----             ----             ----             ----
                                                                           (Dollars in thousands)            (Dollars in thousands)
Funds From Operations Calculation:
   Income before extraordinary item and minority
      interest .................................................         $  9,434         $  6,936         $ 24,360         $ 15,429
   Adjustments:
      Add: Depreciation and amortization of real estate
         assets ................................................            8,370            7,187           23,817           24,049
      Add: Loss on sale of furniture, fixtures, and
         equipment .............................................               --               --               --              776
      Add: Real estate depreciation and amortization of
         unconsolidated entities ...............................              930               --            2,576               --
      Add: Extraordinary loss on debt extinguishment of
         unconsolidated entities ...............................               --               --              397               --
                                                                         --------         --------         --------         --------

   Funds From Operations .......................................         $ 18,734         $ 14,123         $ 51,150         $ 40,254
                                                                         ========         ========         ========         ========
------------------------------------------------------------------------------------------------------------------------------------

THE MILLS CORPORATION
(Unaudited)

SEASONALITY

        The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the Christmas season. As a result, a substantial portion of the percentage rents are not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the latter part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of the temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and FFO, although this impact is largely mitigated by accruing minimum and percentage rents on a straight-line basis during the year in accordance with GAAP.

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

CAUTIONARY STATEMENT

        Certain matters discussed in this Form 10Q and the information incorporated by reference herein contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1933, as amended (the "Exchange Act") relating to, without limitation, future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items, demographic projections and federal income tax considerations, which can be identified by the use of forward-looking terminology such as "may," "will," "except," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements.

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

                               THE MILLS CORPORATION

November 14, 1997                By: /s/ Kenneth R. Parent
------------------------         -----------------------------------------
(Date)                           Kenneth R. Parent
                                 Senior Vice President, Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial and Accounting Officer)

                              THE MILLS CORPORATION
                                  EXHIBIT INDEX

                    (Pursuant to item 601 of Regulation S-K)

                                                                                SEQUENTIALLY
NUMBER   EXHIBIT                                                                NUMBERED PAGE
------   -------                                                                -------------
  *3.1   Amended and Restated Certificate of Incorporation of the Company,
         as amended

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

 +10.2   1994 Executive Equity Incentive Plan, as amended

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

10.20 - 10.22  Intentionally omitted.

       *10.23 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers

10.24 - 10.25  Intentionally omitted.

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

10.29 - 10.47  Intentionally Omitted

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

    ****10.50  First Amendment to Trust and Servicing Agreement (Exhibit 10.7)
               dated as of September 1, 1995, among Sawgrass Finance L.L.C., as depositor, The First National Bank of Chicago, as servicer, and State Street Bank and Trust Company, as trustee

    ****10.51  Prepayment Premium Agreement dated as of June 1, 1995, between The
               Mills Limited Partnership and State Street Bank and Trust Company, as trustee

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

                                                                                      SEQUENTIALLY
NUMBER         EXHIBIT                                                                NUMBERED PAGE
------         -------                                                                -------------

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

 *******10.60  Assignment of Partnership Interest dated as of October 28, 1996 from
               The Mills Limited Partnership to CS First Boston Mortgage Capital
               Corp.

 *******10.61  Revolving Note dated as of October 28, 1996 from The Mills Limited
               Partnership to CS First Boston Mortgage Capital Corp. in the maximum amount of $40,000,000

        10.62 First amendment dated as of July 15, 1997 to Credit Agreement dated as of October 28, 1996 among The Mills Corporation, The
               Mills Limited Partnership, Sawgrass Mills Phase II Limited
               Partnership, Sunrise Mills (MLP) Limited Partnership and Credit
               Suisse First Boston Mortgage Capital Corp.

    *******11  Statement Re: Computation of Per Share Earnings

         21.1  List of Subsidiaries of the Registrant

NUMBER    EXHIBIT
------    -------

*         Incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant's
          Registration Statement on Form S-8, Registration No. 333-35853, which was filed with Securities and Exchange Commission on September 17, 1997 ("Form
          S-8").

**        Incorporated by reference to the Registrant's Quarterly Report on
          Form 10-Q for the first quarter ended March 31, 1994 (Commission File No.
          1-12994).

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

****      Incorporated by reference to the Registrant's Quarterly by Report on Form
          10-Q for the second quarter ended September 30, 1995.

***** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

****** Incorporated by reference to the Registrant's Annual Report on Form 10-Q for the third quarter ended September 3, 1996.

******* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

+         Incorporated by reference to Exhibit 4.1 to Form S-8.