Form 10-K
period 1997-12-31
MILLS CORP
filed 1998-03-31
CIK 914713

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended December 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________________ to ____________________

                         Commission File Number 1-12994

                              THE MILLS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)



                DELAWARE                                       52-1802283
    (State or other jurisdiction of                         (I.R.S. Employer
      incorporate or organization)                         Identification No.)

         1300 WILSON BOULEVARD
             ARLINGTON, VA                                        22209
(Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code: (703) 526-5000 Securities registered pursuant to Section 12(b) of the Act:


    Title of each Class                Name of each exchange on which registered
    -------------------                -----------------------------------------
COMMON STOCK,  $0.01 PAR VALUE                  NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing
requirements for the past 90 days. Yes_x_     No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K.

As of March 24, 1998, the aggregate market value of the 22,271,516 shares of Common Stock held by non-affiliates of the registrant was $593,090,471 based upon the closing price ($26.63) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 24, 1998, there were outstanding 22,912,242 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held in 1997 are incorporated by reference into Part III.

                              THE MILLS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1997

                                TABLE OF CONTENTS

PAGE NO.
PART I .......................................................................................................................3


Item 1.  Business.............................................................................................................3


Item 2.  Properties..........................................................................................................15


Item 3.  Legal Proceedings...................................................................................................40


Item 4.  Submission of Matters to a Vote of Security Holders.................................................................41


PART II .....................................................................................................................42


Item 5.  Market for the Registrant's Common Equity and Related Shareholder Matters...........................................42


Item 6.  Selected Financial Data.............................................................................................43


Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............................46


Item 8.  Financial Statements and Supplementary Data.........................................................................55


Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................55


PART III ....................................................................................................................56


Item 10.  Directors and Executive Officers of the Registrant.................................................................56


Item 11.  Executive Compensation.............................................................................................57


Item 12.  Security Ownership of Certain Beneficial Owners and Management.....................................................57


Item 13.  Certain Relationships and  Related Transactions....................................................................57


PART IV .....................................................................................................................58


Item 14.  Exhibits, Financial Statements, Schedules and Reports and Form 8-K.................................................58



SIGNATURES ..................................................................................................................63

                                     PART I

ITEM 1.  BUSINESS

Cautionary Statement

            Certain matters discussed in this Form 10-K and the information incorporated by reference herein contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") relating to, without limitation, future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items, demographic projections and federal income tax considerations, which can be identified by the use of forward-looking terminology such as "may," "will," "except," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements.


The Company

            The Mills Corporation (the "Company") owns interests in, develops, redevelops, leases and manages a portfolio currently consisting of seven super-regional, value and entertainment oriented malls (the "Mills") and 11 community shopping centers (the "Community Centers," and, together with the Mills, the "Properties"). The Company is a fully-integrated, self-managed real estate investment trust (a "REIT") with approximately 1000 employees as of December 31, 1997 and provides all development, redevelopment, leasing, financing, management and marketing services with respect to all Properties currently in operation. The Mills comprise the primary focus of the Company's operations, with approximately 10.5 million square feet of gross leasable area ("GLA") in seven states, of which approximately 1.0 million square feet is owned by certain anchor tenants.

            The Company was originally incorporated in Virginia on January 2, 1991 and was reincorporated in Delaware in 1994. The Company became publicly traded on April 21, 1994. The Company has authorized 150,000,000 shares of common stock, par value $0.01 per share comprised of 100,000,000 shares of voting Common Stock and 50,000,000 shares of non-voting Common Stock (collectively the "Common Stock") and 20,000,000 shares of preferred stock, par value $0.01 per share ( the "Preferred Stock"). As of December 31, 1997, there were 22,912,242 shares of Common Stock and no shares of Preferred Stock outstanding. The Company is the sole general partner of The Mills Limited Partnership (the "Operating Partnership") and currently owns 58.95% of the outstanding partnership interests ("Units") therein. Units (other than those owned by the Company) are exchangeable under certain circumstances for Common Stock or, at the option of the Company, the cash equivalent thereof. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain limited exceptions. The Operating Partnership either holds title to the Properties or directly or indirectly holds 100% of the general and limited partnership interests in the partnerships that own the operating properties (the "Property Partnerships"), except for the Property Partnerships that own Ontario Mills, Grapevine Mills and Arizona Mills in which the Operating Partnership holds 50.0%, 37.5% and 36.8%, respectively. The Operating Partnership has also formed joint ventures to develop additional properties.

            The Company conducts all of its business through the Operating Partnership and the Operating Partnership's various subsidiaries (the "Operating Subsidiaries"), which include: (i) Management Associates Limited Partnership (the "Management Partnership"), which provides leasing and management services for the Properties, and (ii) Mills Services Corp. (the "Third-Party Services Corporation"), which provides management services to properties in which the Operating Partnership does not own an interest and provides development services for the Properties and new properties acquired by the Company. The Operating Partnership owns 100% of the interests in the Management Partnership and 99% of the non-voting preferred stock (representing a 99% economic interest) and 5% of the voting common stock of the Third Party Services Corporation. In addition, a former director of the Company and affiliate of Kan Am U.S., Inc. ("Kan Am", which owns approximately 34.8% of the outstanding Units in the Operating Partnership) each own .5% of the non-voting preferred stock (representing, in the aggregate, a 1% economic interest) and 47.5% of the voting common stock of the Third-Party Services Corporation.

BUSINESS STRATEGY

            The Company intends to increase its cash flow and the value of its portfolio through active management of its existing Properties, expansion and remerchandising of existing Mills and the development of new Mills and other retail projects, and through pursuing new business opportunities relating to the development and ownership of retail projects.


OPERATING STRATEGIES

            The Company intends to pursue the following operating strategies:

            Modify and Expand Existing Mills: The Company leases vacant and newly developed space with a view towards creating the most effective tenant mix and maximizing rental income. The Company is planning expansions of Potomac Mills and Sawgrass Mills and is in the process of completing its remerchandising and expansion of Gurnee Mills and Franklin Mills. These expansion and remerchandising programs will result in new entertainment zones and, where appropriate, an upgrade of the tenant mix. The Company believes that the new entertainment zones will complement the Mills and will enhance productivity by attracting more shoppers and extending the shopping day.

            Potomac Mills: The Company is planning to add an entertainment zone to Potomac Mills. The Company anticipates a late 1999 opening. In anticipation of the expansion, the Company is upgrading the tenant mix in the corridor near the expansion and is negotiating to lease expansion space to AMC Theatres and a variety of themed restaurants and other entertainment oriented tenants.

            Sawgrass Mills: In November 1995, the Company completed the Phase II expansion of Sawgrass Mills. This expansion added approximately 136,000 square feet of GLA, which opened at 100% occupancy. The expansion cost approximately $24 million. In the fourth quarter of 1998, the Company expects to open Phase III of Sawgrass Mills shortly after the opening of the new Florida Panthers Sports Arena located across the ring road from Sawgrass Mills. The Phase III expansion will consist of an approximately 300,000 square foot entertainment zone and will be anchored by a 24-screen Regal Theater.

            Create Entertainment Zones: The Company is in the process of expanding and reconfiguring its first four Mills projects to include new entertainment zones, similar to the entertainment zones at Ontario Mills, Grapevine Mills and Arizona Mills, the Company's newer projects. Such entertainment zones will include multiplex theaters, virtual reality game rooms, educational environmental habitats, themed restaurants and participatory retailers in which the consumer is given the opportunity to test the products in a real-life setting. Included in Ontario Mills' entertainment zone are a 30-screen AMC Theatres, a Virgin Megastore, GameWorks, Dave & Busters and American Wilderness Experience. Phase III of Sawgrass Mills is expected to include a Regal Cinema, expanded from 18 to 24 screens, and a GameWorks, Wolf Gang Puck Cafe, Ron Jon Surf Shop and Cafe Tu Tu Tango. Franklin Mills opened an 18-screen General Cinema theater in 1997, and expects to open two themed restaurants in 1998. Gurnee Mills opened a Rainforest Cafe in 1996 and opened a Planet Hollywood and a Bass Pro Shops Outdoor World in 1997, and is planning to complete other entertainment uses by the year 2000. The Company believes that these entertainment zones will lead to significant incremental customer traffic at the Mills, extend consumers' shopping day and lead to the creation of additional destination sites.

            Assist Tenants in the Development of New Retail Concepts: The Company intends to continue to work with existing tenants and potential tenants to develop new retail concepts. This strategy has worked for retailers who have performed well in traditional retail formats but wanted to develop and expand into the outlet format. Ann Taylor, Calvin Klein, Last Call from Neiman Marcus and Saks Fifth Avenue are examples of retailers that opened their first outlet stores in a Mills and that later expanded their outlet format in other Mills. Ontario Mills is the site for Bernini's first Off Rodeo Drive outlet. In addition, the Mills also provide traditional urban retailers a growth vehicle for expanding into non-urban markets. Examples include Virgin Megastore, which opened its first non-urban location in Ontario Mills in 1996 and Planet Hollywood, which opened at Gurnee Mills during 1997.

            Build Brand Name Recognition for the Mills: The Company intends to continue to build brand name recognition for the Mills. The Company has created brand name recognition by developing a distinctive retail environment which offers innovative retail formats, value shopping and entertainment concepts that attract a wide variety of tenants and consumers. The Company coordinates its advertising programs to increase brand name recognition in its primary markets and to attract a high volume of consumers. The Company believes that its brand name recognition has not been duplicated within the shopping center industry in any U.S. market.

            Maintain Strong Tenant Relationships: The Company intends to continue to maintain strong relationships with its existing tenants and high occupancy rates. The success of this strategy is evidenced by its high tenant retention rate, with approximately 84% of expiring specialty store GLA being renewed upon lease expiration during 1997. Two hundred and forty-two of the Mills' tenants have stores located in more than one Mills. Of the total GLA of each of the seven existing Mills at December 31, 1997 (excluding GLA owned by anchor store tenants), 60% of Franklin Mills, 72% of Gurnee Mills, 72% of Potomac Mills, 70% of Sawgrass Mills, 76% of Ontario Mills, 79% of Grapevine Mills and 55% of Arizona Mills consist of tenants that are common to at least one other Mills. The Company has generated goodwill among many retailers who commit to future Mills projects years in advance of their completion. As an example, City Mills, which is scheduled to open in 1998, was approximately 53% pre-leased as of March 8, 1998, including six executed leases with anchor store tenants and lease commitments from an additional two anchor store tenants.

            Actively Market Properties to Consumers: The Company intends to continue to actively market its Properties by formulating marketing plans based on research and tailored to each specific Property. Such plans include print, radio and television advertising, public relations, special events and the development of tour and travel programs. The Company believes that an aggressive marketing effort allows the Properties to maintain a loyal shopper base and attract new consumers.

            Provide Active Property Management Service: The Company intends to continue to provide pro-active site management. The on-site property management team controls every aspect of the day-to-day needs of the Mills including operations, maintenance, and security and merchant relations in order to enhance productivity and profitability. Further, where desirable and possible, such management team attempts to terminate the leases of under-performing tenants and renegotiate existing leases to expand, relocate or assemble space for more productive tenants.



NEW BUSINESS STRATEGIES

            The Company intends to pursue new business opportunities that relate to its primary business of developing, operating and owning retail projects. These opportunities range from investing in retail, ATM, and food and beverage operations to selling corporate sponsorship.

            In its first significant new ancillary business opportunity, the Company and Ogden Corporation (Ogden) announced on February 9, 1998 their intent to form a new joint venture for the purpose of owning and operating food and beverage, retail and entertainment venues. The new venture will master lease and operate all new and existing (as they become available) food courts, pushcarts and kiosks at Mills' properties, third party retail facilities, and the food and retail at airports, both international and domestic, where Ogden has or will obtain the food, beverage and retail concessions. Ogden will also include in the joint venture any Ogden controlled food and beverage and retail concession contracts developed in conjunction or adjacent to existing and future Mills projects for theme parks, stadiums, arenas and amphitheaters. Under the terms of the proposed venture both Ogden and the Company would contribute equally the start-up costs of these new ventures in return for 50% of the profits and cash flow.

            The Company has initiated a Sponsorship Marketing Program with major national credit card companies, automobile manufacturers, airline companies and other venues that seek maximum exposure to the public. The Company has already entered into agreements with such companies as American Express, America Online and GTE. The Company believes that the customer traffic visiting its properties, combined with its diversified customer base, offers sponsors an attractive national opportunity to market goods and services. These joint programs are designed to be mutually beneficial to both the Company and the Sponsors, and the Company believes that these programs will become a significant source of new income for the Company.

            The Company currently has ATM's installed at its existing operating properties. In the past, a third-party service provider has operated these ATM's and paid rent to the Company. During 1997, the Company formed an operating alliance with an ATM operator to enable the Company to participate in the profits that are generated from owning and operating ATMs at the Company's existing and future projects.


DEVELOPMENT STRATEGIES

            The Company intends to pursue the development of Mills-type projects in selected metropolitan markets and has identified several domestic markets and certain selected international markets that could support a Mills project. In addition, the Company is developing a non-Mills retail product that is smaller and more entertainment focused than its traditional Mills projects. The new prototype is designed to emulate an urban main-street atmosphere and will allow the Company to broaden its development opportunities into non-Mills markets.

            In the short-term the Company's development strategy is focused on selected markets, where management believes population growth exceeds national rates, land is relatively abundant and the entitlement and development processes are comparatively streamlined (e.g., Southern domestic markets). In the longer-term the Company's strategy will be to focus on those markets where there are favorable demographics but whose entitlement and development processes are comparatively more complicated and protracted (e.g., Northeastern domestic and selected international markets). Domestically, the Company has formed partnerships with other developers or equity partners to develop its newer projects. These partners provide equity and help defray the development risks. The Company will continue to evaluate joint venture arrangements as a financing alternative or for other strategic reasons on future projects. In addition, the Company will develop projects with Simon DeBartolo Group, Inc., when required under the terms of a separate agreement (see "Simon Agreement.) In connection with these joint ventures, the Company receives fees or reimbursements for its leasing management, development and financing services. The Company also has aligned itself with Cambridge Shopping Centers Ltd. of Canada (Cambridge) to develop retail properties in Canada.

            Two Mills projects were opened in the fourth quarter of 1997, Grapevine Mills, which serves the Dallas/Fort Worth metropolitan market and Arizona Mills, which serves the Phoenix metropolitan market. Six new projects and the expansion of an existing Mills are currently under development. City Mills at Orange (the Company's new urban entertainment/retail prototype), which will serve the Orange County & Los Angeles, California metropolitan markets is currently under construction and is scheduled to open in the fourth quarter of 1998. The remaining five new sites under development, Katy Mills, Concord Mills, Opry Mills, Vaughan Mills and Meadowlands Mills have recently broken ground or are in the early stages of development. In addition, construction on the Sawgrass Mills Phase III expansion is underway and is scheduled to open in the fourth quarter of 1998.

            In addition to the projects currently under development, the Company and/or its joint venture partners control and are conducting due diligence on sites in San Francisco, California, Denver, Colorado, North Aurora, Illinois (Chicago), Atlanta, Georgia, Cleveland, Ohio, Tampa, Florida, South Weymouth, Massachusetts, and Baltimore, Maryland. Furthermore, through its alliance with Cambridge, the Company plans on beginning development of Mills projects in Canada including the aforementioned Vaughan Mills, which is in Toronto, Canada, and is evaluating opportunities in Brazil, Germany, the United Kingdom and Japan.

                             MILLS UNDER DEVELOPMENT


                                                              ACTUAL/
                                                            ANTICIPATED      ANTICIPATED
                               METROPOLITAN                 CONSTRUCTION       OPENING        APPROXIMATE         COMPANY
NAME/LOCATION                  AREA SERVED                 START DATE (1)      DATE(1)         GLA(1),(2)        OWNERSHIP
-------------                  -----------                 --------------      -------         ----------        ---------


City Mills --                  Los Angeles/
  Orange, CA                   Orange County                    1997             1998                820,000       50.0%

Sawgrass Mills -
  Phase III Expansion          Ft. Lauderdale/
  Sunrise, FL                  Miami/Palm Beach                 1997             1998                300,000       50.0%

Katy Mills --
  Houston, TX                  Houston                          1998             1999              1,400,000       75.0%

Concord Mills --
  Charlotte, NC                Charlotte                        1998             1999              1,400,000       50.0%

Vaughan Mills --
   Toronto, Canada             Toronto                          1999             2000              1,400,000      N/A (4)


Opry Mills --
   Nashville, TN               Nashville                        1998             2000              1,200,000      N/A (4)

Meadowlands Mills              New York City/
   Carlstadt, NJ               Northern New Jersey              1999           N/A (1)               N/A (4)       58.2%


                                   ESTIMATED          ANCHOR
                                   AGGREGATE          STORE
                                    PROJECT           TENANT
NAME/LOCATION                       COST(3)        COMMITMENTS
-------------                       -------        -----------
                                 (IN MILLIONS)

City Mills --
  Orange, CA                         $186               8

Sawgrass Mills -
  Phase III Expansion
  Sunrise, FL                        $66                3

Katy Mills --
  Houston, TX                        $200              10

Concord Mills --
  Charlotte, NC                      $217               7

Vaughan Mills --
  Toronto, Canada                    $220            N/A (5)


Opry Mills --
  Nashville, TN                      $200            N/A (5)

Meadowlands Mills
Carlstadt, NJ                      N/A (4)             18


(1) Anticipated Construction Start Dates and Opening Dates and Approximate GLA may be subject to adjustment as a result of factors inherent in the development process, some of which may not be under the direct control of the Company.

(2) Approximate GLA includes space that may be owned by certain anchor store tenants.

(3) Estimated Aggregate Project Cost as of December 31, 1997 is based on the Company's best estimate of the underlying components, prior to recoveries for tax increment financings, sales of land to anchor tenants, and other construction-related recoveries. Many of such underlying components. which may not be under the direct control of the Company.

(4) The ownership structure and/or budgets for these properties have not yet been determined.

(5)   The Company's leasing efforts began in 1998 on this project.

Following is a description of the six projects currently under development by the Company:

                    CITY MILLS AT ORANGE - ORANGE, CALIFORNIA

            The City Mills project (the Company's new urban entertainment/retail prototype) will be situated on an approximately 85-acre site located at the intersection of the Santa Ana Freeway (I-10), the Garden Grove Freeway and Orange Freeway (Highway 57) in the City of Orange, California, three miles from Disneyland. This project is being developed on the site of an existing shopping center located in what management believes to be one of the wealthiest areas and strongest retail markets in the country. The redeveloped retail project will consist of an approximately 820,000 square foot open air shopping center that will feature a 30-screen AMC Theatres which will be included within approximately 330,000 square feet of entertainment and dining facilities in addition to upscale retail stores. In addition to AMC Theatres, the Company has obtained anchor lease commitments from Off 5th-Saks Fifth Avenue, Borders Books, Ron Jon Surf Shop, Stage 35 by Game Works, Off Rodeo, Virgin Megastores and Dave & Buster's.

            The Company began demolition of the existing shopping center during 1997 and expects to open the project in the fourth quarter of 1998. The project is expected to cost approximately $186 million. Development costs through December 31, 1997 were approximately $35.8 million.

            The project is owned by a partnership between the Operating Partnership (50%) and Kan Am (50%). The Company will provide all development, leasing and management services for the project, subject to the approval of Kan Am for certain major decisions, including a sale or refinancing of the project and approval of annual budgets. The Company has guaranteed completion of the project within the parameters of an approved budget. Kan Am has committed to fund up to $60 million (which represents 100% of the estimated equity required for this project). The Partnership has obtained a commitment in the amount of $136 million from Hypo Bank, to finance the construction of the City Mills project. Kan Am is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions. Under the terms of the limited partnership agreement, following the tenth anniversary of the project's opening, either the Operating Partnership or Kan Am can exercise a buy-sell provision whereby the Operating Partnership, if it is the offeror, can require Kan Am to transfer its entire interest in the partnership or Kan Am, if it is the offeror, can require the Operating Partnership to acquire Kan Am's entire interest in the partnership.

                SAWGRASS MILLS PHASE III - FT. LAUDERDALE FLORIDA

            In the fourth quarter of 1998, the Company expects to open Phase III of Sawgrass Mills shortly after with the opening of the new Florida Panthers Sports Arena located across the ring road from Sawgrass Mills. The Phase III expansion will consist of an approximately 300,000 square foot entertainment zone and will to be anchored by a 24-screen Regal Theater, Gameworks, Wolfgang Puck Cafe and Ron Jon Surf Shop. The Phase III expansion, which is presently under construction, is owned by a partnership formed by the Operating Partnership (50%) and Kan Am (50%) in which Kan Am has agreed to fund 100% of the project's initial required equity, for which Kan Am will receive a 9% annual preferred return. Under the terms of the partnership agreement, the Company has the right to buy out Kan Am's interest in this partnership prior to December 30, 1999, at 120% of Kan Am's capital contributions and accumulated preferred returns under certain terms and conditions set forth in the partnership agreement. The Company provides all development, management and leasing services for the expansion, subject to the approval of Kan Am of certain major decisions, including a sale or refinancing of the project and the approval of the development and annual budgets. The Company has guaranteed completion of the expansion within the parameters of the approved development budget. Development costs incurred through December 31, 1997 were approximately $3.7 million.

                            KATY MILLS-HOUSTON, TEXAS


            In the first quarter of 1998, the Company acquired a 500-acre site located at the intersection of Katy-Fort Bend Road and I-10 in Fort Bend and Harris Counties. The approximately 1.4 million square foot project planned for this site will consist of a combination of specialty retailers, cinemas and themed restaurants. The Company has obtained anchor lease commitments from Bed, Bath & Beyond, Books-A-Million, Off Rodeo Drive, Boot Town, Inc., AMC Theaters, Burlington Coat Factory, Gameworks, Marshalls, Bass Pro Shops and Rainforest Cafe. Construction began on this project during the first quarter of 1998. The Company has plans to sell the residual acreage that remains after the build-out of the Katy Mills project or develop mixed-use office and retail projects. The Company expects to open this project in the Fall of 1999. Development costs through December 31, 1997 were approximately $8.6 million.

            The project will be owned by a partnership between the Operating Partnership (75%) and Kan Am (25%). The Company will provide all development, leasing and management services for the project, subject to the approval of Kan Am for certain major decisions, including a sale or refinancing of the project and approval of annual budgets. The Company will guarantee completion of the project within the parameters of an approved budget. Kan Am and the Company have committed to contribute up to $35 million each (which represents 100% of the estimated equity required for this project) and it is anticipated that construction financing will be obtained in the amount of $130 million to complete the project. Each partner is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions.

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


                    CONCORD MILLS - CHARLOTTE, NORTH CAROLINA

            The Concord Mills project will be situated on an approximately 165-acre site located at the intersection of Interstate 85 and Kings Grant/Speedway Boulevard in the city of Concord, North Carolina. The approximately 1.4 million square foot project planned for this site will consist of a combination of specialty retailers, cinemas and themed restaurants. The Company has obtained anchor lease commitments from Burlington Coat Factory, Group USA, Off Rodeo Drive, TJ Maxx, Books-A-Million, Bed Bath & Beyond, and AMC Theatres.

            The project will be owned by a partnership between the Operating Partnership (50%) and Simon (50%). The Company and Simon will each provide development, leasing and management services for the project. Development fees will be allocated to the Company and Simon on a 60% and 40% basis, respectively. Leasing fees will be allocated to the Company and Simon on a 75% and 25% basis, respectively. The Company will be entitled to a management fee equal to 4% of revenues collected. The Company has been appointed as the managing partner of the Operating Partnership with certain major decisions being subject to Simon's approval which include the sale or refinancing of the project and approval of annual budgets. The Company and Simon have committed to contribute up to $25 million each to fund the project's equity capital requirements. Each partner is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions. The Company anticipates that the remainder of the project costs will be financed with a construction loan in the amount of $130 million. Acquisition and development costs incurred through December 31, 1997 were approximately $30 million.

            Under the terms of the limited partnership agreement, following the tenth anniversary of the project's opening, either the Operating Partnership or Simon can exercise a buy-sell provision whereby the Operating Partnership, if it is the offeror, can require Simon to transfer its entire interest in the partnership or Simon, if it is the offeror, can require the Operating Partnership to acquire Simon's entire interest in the partnership.

                        OPRY MILLS - NASHVILLE, TENNESSEE

            During 1997, the Company announced plans to develop Opry Mills, an entertainment/retail center located adjacent to the Grand Ole Opry and the Opryland Hotel Convention Center. The project will be developed in a joint venture with Gaylord Entertainment Company ("Gaylord"). Opry Mills will be constructed on a 67-acre site owned by Gaylord, with approximately 1.2 million square feet of retail and entertainment space and will feature an entertainment corridor connecting the enhanced Opry Plaza and Cumberland Landing areas. Construction is anticipated to begin in the fourth quarter of 1998. The net cost of the project is estimated at $200 million. It is anticipated that the joint venture agreement between the partners will be formalized in the second quarter of 1998.

                         VAUGHAN MILLS - TORONTO, CANADA

            The Company and Cambridge Shopping Centers Limited of Toronto have secured a site in Greater Toronto for the proposed development of a Mills format mega-mall. The 180-acre site is located in the City of Vaughan at the southeast corner of Highway 400 and Rutherford Road, approximately 20 miles north of downtown Toronto. This retail and entertainment-oriented project will be the first Mills outside of the United States. Construction is anticipated to begin, in 1999. The joint venture agreement is still under negotiation, however it is anticipated that the operating partnership's ownership interest will be 50%.

                    MEADOWLANDS MILLS - CARLSTADT, NEW JERSEY

            The Company has acquired a mortgage interest in a 595-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City and has signed certain preliminary agreements with Empire Ltd., the current owner of the site, concerning the development of Meadowlands Mills. The project planned for this site will combine more than 200 specialty retailers, cinemas and themed restaurants. The Company has announced commitments from anchor store tenants, including Off 5th-Saks Fifth Avenue, The Sports Authority, Group USA, Off Rodeo Drive and Rainforest Cafe. Commencement of construction has been delayed pending the completion of ongoing environmental impact studies and the federal/state permitting process. In December 1997, the White House Council on Environmental Quality joined the Army Corps of Engineers, the Environmental Protection Agency and other federal agencies in proposing a Special Area Management Plan (SAMP) for the Hackensack Meadowlands area. This long-awaited plan provides a context and streamlined process for evaluating and approving development proposals, including the federal fill permit application now pending for the Company's Meadowlands project. The guidelines proposed in the SAMP would, upon their anticipated adoption in mid-1998, allow Meadowlands Mills to be developed on a site ranging in size between 160 and 200 acres. Approval of the SAMP is not required before completion of the permitting process. The Company anticipates that construction will commence during 1999 and that the project could open in 2001.

            The project will be developed by a joint venture formed among the Operating Partnership (58.2%), Kan Am (29.1%), Empire Ltd. (9.2%) and Bennett S. Lazare, an individual affiliated with Empire Ltd. (3.5%). The agreements further provide that upon receipt of a final fill permit for the project, the site is to be conveyed to the new joint venture, and the Operating Partnership is to contribute 75% of its mortgage interest to the new joint venture and is to receive a credit to its capital account in the amount of $12 million plus certain other predevelopment costs advanced on behalf of the project. The preliminary agreements also provide that the interests of the three joint venture partners may be diluted by as much as 50% if an additional equity partner is admitted to the joint venture. If all other permits that are required in order to develop the shopping center are not obtained within two years following the receipt of the final fill permit, then the Operating Partnership shall have the right to sell the site, subject to certain buy/sell provisions.

            In December 1997, Kan Am acquired 33% of the Company's interest in the project. As part of the agreements to acquire such an interest, Kan Am agreed to fund up to $24 million of the $36 million in predevelopment costs that are expected to be incurred prior to the commencement of construction. The agreements provide that Kan Am can require the partnership to redeem the interests of Kan Am if an agreement has not been reached with Empire Ltd. and Mr. Lazare on the form of partnership agreement for the project.

OTHER DEVELOPMENT ACTIVITIES

            During 1997, the Company completed its due diligence on a prospective site located in Columbus, Ohio. A Mills-type project was to be developed by a Mills-Kan Am partnership subsequent to the development of a full-retail regional mall which was to be situated on an adjacent site. The Mills-type project was to be developed in a joint venture with the owner of the adjacent site. The Company's decision to move ahead with a Mills-type project was predicated upon the demonstrated success of the adjacent project. Because the owner of the adjacent site was unable to procure certain anchor tenants within a stipulated time frame, the Company and its joint partner, Kan Am, decided during 1997 not to pursue a Mills-type project in this area and to focus the Company's efforts in those areas where the market dynamics are more favorable. The Mills-Kan Am partnership that was formed in anticipation of potentially developing a Mills project in Columbus, Ohio is the same partnership that is developing the Sawgrass Phase III expansion. In conjunction with its decision to not move forward with the Columbus project, the partnership expensed all previously capitalized preacquisition and predevelopment costs related to this project. Pursuant to the terms of the partnership agreement, and through a separate agreement with the owner of the full-retail regional mall site, the Company was reimbursed for all costs incurred in connection with the Columbus project. The partnership will continue the development of the Sawgrass Mills Phase III expansion as planned.


            SIMON AGREEMENT. The Operating Partnership entered into an agreement with Simon in December 1995 pursuant to which Simon and the Operating Partnership have agreed to examine the feasibility of joint development and ownership of Mills-type shopping centers in various metropolitan markets (the "Simon Agreement"). The Simon Agreement provides, generally, that Simon and the Operating Partnership would hold equal interests in each joint venture entity and contribute needed capital on a pro rata basis. Four joint ventures have been formed as of December 31, 1997 in connection with the development of Ontario Mills, Grapevine Mills, Arizona Mills and Concord Mills. The Operating Partnership generally acts as the managing member or managing general partner, as the case may be, of each entity. Primary responsibility for the development, management and leasing of each joint venture project formed as of the date hereof has been undertaken by the Operating Partnership. The Simon Agreement restricts Simon until December 2003 from competing with the Operating Partnership by developing or acquiring Mills-type projects without first offering the Operating Partnership the right to participate and under certain terms and conditions, places additional restrictions on Simon's ability to hire employees of the Operating Partnership or its affiliates and to acquire stock in the Company above certain specified levels. In addition, the Operating Partnership has agreed that until December 2003 it will not develop a Mills-type shopping center within certain designated metropolitan areas without affording Simon a first right to jointly develop such project.

FINANCING STRATEGIES

            The Company intends to continue to reduce its exposure to refinancing risk and interest rate fluctuations, increase its liquidity, and provide sources for its long-term capital needs. At December 1, 1996, the Company's debt portfolio consisted of 48.3% variable rate debt ($349.0 million), most of which was subject to tiered caps, and the portfolio had a weighted average maturity of 2.5 years. During 1996 and 1997 the Company refinanced $454 million of indebtedness secured by Gurnee Mills, Franklin Mills and Potomac Mills. As a result of these refinancings, at December 31, 1997 approximately 12.5% or $87.7 million of the Company's debt portfolio was variable rate debt and the weighted average maturity of the Company's debt portfolio was extended to 5.2 years. The Company has also taken steps to increase its liquidity. In October 1996, the Company obtained a $40 million line of credit from Credit Suisse First Boston for the purpose of funding development activities and general working capital (the "Line of Credit") which has a variable interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 300 basis points and matures on October 31, 1998 (with an option for a one-year extension). The Company increased the size of the Line of Credit to $60 million in the second quarter of 1997. Presently, the Company is negotiating with a separate lender to refinance the line of credit with a larger credit facility of up to $100 million and a lower interest rate.

            Over the last two years, the Company formed joint ventures to finance the development of certain Mills projects. The Company has established certain joint ventures with Kan Am, Simon and Taubman Realty Group Limited Partnership (Taubman) and has reached an agreement in principle to form one or more such joint ventures with Cambridge. While the Company has utilized such joint ventures in the past, the Company may or may not continue to use joint ventures in the future as a financing vehicle, except when required under the terms of the Simon Agreement.

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


SEASONALITY

            The regional shopping center industry is seasonal in nature with mall tenant sales peaking in the fourth quarter due to the Christmas season. As a result, a substantial portion of the percentage rents is not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of the temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and higher in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and FFO, although accruing minimum and percentage rents on a straight-line basis during the year in accordance with GAAP largely mitigates this impact.


TAX STATUS

            The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company believes that it was organized and has operated in such a manner to qualify as a REIT, and the Company intends to continue to operate in such a manner, but no assurance can be given that it has operated in a manner so as to qualify, or will operate in a manner so as to continue to qualify as a REIT. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income and gains from certain property sales. The Third-Party Services Corporation, which provides management services to properties in which the Operating Partnership does not own an interest and provides development services for properties which are not 100% owned by the Operating Partnership, is subject to corporate-level federal, state and local corporate income taxes on its income.


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

            Phase I environmental reports or updates thereof were completed by independent environmental consultants on all Properties within the last four years. These reports did not reveal any material environmental concerns except with respect to the Western Hills Community Center. Concerns were raised in a September 1993 Phase I report on the Mount Prospect Plaza Community Center as to two offsite leaking underground storage tanks, but were rated as minimal on additional investigation performed for a February 1995 update. Since Phase I environmental reports do not involve invasive procedures such as soil sampling and underground analysis, no assurance can be given that these reports reveal all potential environmental liabilities.

            Limited quantities of asbestos containing materials ("ACMs") are present in certain of the Properties. The ACMs found are generally non-friable (meaning that the ACMs are not easily crumbled and thus are less likely to release asbestos fibers into the air), in good condition and are unlikely to be disturbed. With certain exceptions, the Company in the ordinary course of renovation or reconstruction will remove these ACMs. Prior to removal, these ACMs will be monitored and maintained by the Company in accordance with procedures established by the Environmental Protection Agency, the Occupational Safety and Health Administration and other applicable governmental authorities.

CORPORATE HEADQUARTERS

            The Company's executive offices are located at 1300 Wilson Boulevard, Suite 400, Arlington, VA 22209. The Company's telephone number is
(703) 526-5000. The internet address is www.millscorp.com.

ITEM 2.  PROPERTIES



            The following tables set forth certain information relating to the properties as of December 31, 1997. The Company either holds title to the Properties or directly or indirectly holds 100% of the general and limited partnership interests in the Property Partnerships, except for the Property Partnerships that own Ontario Mills, Grapevine Mills and Arizona Mills in which the Operating Partnership holds 50%, 37.5% and 36.8% interests, respectively. The Operating Partnership has also formed joint ventures to develop additional properties.

                              THE MILLS CORPORATION
                              SUMMARY OF PROPERTIES

     The following table sets forth certain information with respect to the Properties as of December 31, 1997:

                                                                        Approx.                             Annualized
                                      Metropolitan          Year         GLA              Percent             Base
          Name/Location              Area Serviced         Opened     (Sq.Ft.)(1)        Leased (2)          Rent (3)
          -------------              -------------         ------     -----------        ----------          --------
    MILLS


                                    Washington D.C./
       Potomac Mills.......            Baltimore            1985          1,637,370               96%        $   20,634,336




                                     Philadelphia/
       Franklin Mills.......           Wilmington           1989          1,719,535               95%            16,464,508




                                  Fort Lauderdale, FL/
       Sawgrass Mills..             Miami/Palm Beach        1990          1,878,577               98%            24,357,315




       Gurnee Mills.......         Chicago/Milwaukee        1991          1,642,409               97%            16,520,221




       Ontario Mills......            Los Angeles           1996          1,326,284 (5)           98%            18,297,050




       Grapevine Mills..           Dallas/Fort Worth        1997          1,103,779 (6)           92%            16,199,275




       Arizona Mills......              Phoenix             1997          1,153,131 (7)           93%            16,656,828



                                                                     --------------           -------           -----------
            MILLS TOTALS/WEIGHTED AVERAGES                               10,461,085               96%           129,129,533 (8)
                                                                     ==============           =======           ===========


    COMMUNITY CENTERS (11 CENTERS)                                        2,220,194               85%            16,955,730
                                                                     ==============           =======            ==========



                                       No. of
                                       Anchor
          Name/Location               Stores (4)
          -------------               ----------
    MILLS

       Potomac Mills.......              17




       Franklin Mills.......             18





       Sawgrass Mills..                  20




       Gurnee Mills.......               16




       Ontario Mills......               17




       Grapevine Mills..                 14




       Arizona Mills......               14







      MILLS TOTALS/WEIGHTED AVERAGES    116
                                      =======


COMMUNITY CENTERS (11 CENTERS)           28
                                      =======






          Name/Location                                    Anchor Store Tenants
          -------------                                    --------------------
    MILLS
                                    American Multi-Cinema, Books-A-Million, Burlington Coat Factory,
       Potomac Mills.......         Daffy's, Everything Rubbermaid, IKEA, J.C. Penney, Linen's N' Things,
                                    Marshalls, Nordstrom Rack, Outlet to the Far East, Saks Clearinghouse,
                                    Spiegel, Sports  Authority, Syms, T.J. Maxx, Waccamaw Pottery

                                    Bed, Bath & Beyond, Boscov's, Burlington Coat Factory, Filene's
       Franklin Mills.......        Basement, General Cinema, Group USA, J.C. Penney, Last Call-Neiman
                                    Marcus, Marshalls, Modells, Nordstrom Factory, Off 5th Clearinghouse,
                                    OfficeMax, Pharmor, Saks Fifth Avenue Outlet, Sam's Wholesale,
                                    Spiegel, Syms

                                    Beall's Outlet, Bed, Bath & Beyond, Books-A-Million, Brandsmart,
       Sawgrass Mills..             BurlingtonCoat Factory, Cobb Theatre, J.C. Penney, Last Call-Neiman
                                    Marcus, Loehmann's, Marshalls, Outlet Marketplace, Rainforest Cafe,
                                    Saks, Service Merchandise, Spec's Outlet, Spiegel, Sports Authority,
                                    T.J. Maxx, Target, Waccamaw Pottery

       Gurnee Mills.......          Bass Pro Shops, Bed, Bath, & Beyond, Burlington Coat Factory, Computer
                                    City, J.C. Penney, Lord & Taylor, Marcus Cinema, Marshalls, Off 5th -
                                    Saks Fifth Avenue, Rainforest Cafe, Spiegel, Sports Authority, Syms,
                                    T.J. Maxx, Value City, Waccamaw Pottery

       Ontario Mills......          AMC Theatres, American Wilderness, Bed, Bath & Beyond, Burlington Coat
                                    Factory, Dave & Buster's, Foozles, Group USA, J.C. Penney, Marshalls,
                                    Mikasa, Off Rodeo Drive, Saks Fifth Avenue, Sega Gameworks, Sports
                                    Authority, T.J. Maxx, Totally for Kids, Virgin Megastores

       Grapevine Mills..            Bed, Bath, & Beyond, Books-A-Million, Burlington Coat Factory, Group
                                    USA, J.C. Penney, Marshalls, Off Rodeo Drive, Old Navy, Rainforest
                                    Cafe, Saks Fifth Avenue, Sega Gameworks, Sports Authority, Virgin
                                    Megastores,  Western Warehouse

       Arizona Mills......          Burlington Coat Factory, Gameworks, Group USA, Harkin's Great Mall
                                    Cinemas, Hi-Health World of Nutrition, J.C. Penney, Linens'N Things,
                                    Marshalls, Off 5th Saks Fifth Avenue, Off Rodeo Drive, Oshman's
                                    Supersports, Rainforest Cafe, Ross Dress for Less, Virgin Megastores




            MILLS TOTALS/WEIGHTED AVERAGES



    COMMUNITY CENTERS (11 CENTERS)


                                        1997                1997
                                      Specialty            Anchor
                                    Store Sales          Store Sales
          Name/Location              Per Sq.Ft.          Per Sq.Ft.
          -------------              ----------          ----------
    MILLS

       Potomac Mills.......          $      317            $     203




       Franklin Mills.......                292                  181





       Sawgrass Mills..                     450                  312




       Gurnee Mills.......                  267                  152



       Ontario Mills......                  350                  174



       Grapevine Mills..                N/A (8)              N/A (8)



       Arizona Mills......              N/A (8)              N/A (8)




                                     $  340 (8)            $  214 (8)





            MILLS TOTALS/WEIGHTED AVERAGES



    COMMUNITY CENTERS (11 CENTERS)



(1) Includes 962,163 square feet of GLA owned by certain anchor tenants as follows: Potomac Mills-80,000 square feet of GLA; Franklin Mills-208,602 square feet of GLA; Sawgrass Mills-281,774 square feet of GLA; Gurnee Mills-250,806 square feet of GLA; (1) Liberty Plaza-13,741 square feet of GLA; West Falls Church-2,240 square feet of GLA; and Ontario Mills-125,000 square feet of GLA. A ground lease at Franklin Mills of 152,370 square feet is also included.

(2) Percent Leased is defined as all space leased and for which rent is being paid as of December 31, 1997, excluding tenants with leases having a term of less than 1 year plus GLA owned by anchor store tenants.

(3) Annualized Base Rent is defined as the contractual minimum rent of tenants comprising GLOA at 12/97 multiplied by 12.

(4) Anchor stores include all stores occupying more than 20,000 square feet and tenant owned anchors described in footnote (1).

(5) Ontario Mills will contain approximately 1.7 million square feet of GLA, including GLA owned by certain anchor store tenants, upon completion.

(6) Grapevine Mills will contain approximately 1.5 million square feet of GLA, including GLA owned by certain anchor store tenants, upon completion.

(7) Arizona Mills will contain approximately 1.2 million square feet of GLA, including GLA owned by certain anchor store tenants, upon completion.

(8) 1997 Sales Per Square Foot information is not available for Grapevine Mills and Arizona Mills which commenced business in October 1997 and November 1997, respectively.

                              THE MILLS CORPORATION
                            PROPERTY OPERATING INCOME
                            (IN THOUSANDS, UNAUDITED)


The following table sets forth the property operating income for each of the Mills, Mainstreet (the Company's push cart program) and the Community Centers. The purpose of this table is to provide details about certain line items within the Supplemental Financial Data and is not intended to be a representation of net income according to generally accepted accounting principles.


FOR THE YEAR ENDED DECEMBER 31, 1997

WHOLLY OWNED PROPERTIES

                                                  Potomac                Franklin                Sawgrass                  Gurnee
                                               -------------          --------------          --------------            ------------
RENTAL REVENUES:
   Minimum rent                                 $     20,598            $     16,107              $   24,804              $   15,506
   Percentage rent                                       383                     442                   2,444                     394
   Recoveries from tenants                             8,442                  11,135                  13,388                   9,049
   Other revenue                                       1,192                   1,331                   3,291                   1,578
                                                ------------            ------------              ----------              ----------
      Total rental revenues                           30,615                  29,015                  43,927                  26,527

PROPERTY OPERATING COSTS:
   Recoverable from tenants                            7,069                   9,312                  12,091                   8,180
   Other operating                                       811                   1,198                      63                     924
                                                ------------             -----------              ----------              ----------
      Total property operating costs                   7,880                  10,510                  12,154                   9,104
                                                ------------             -----------              ----------              ----------

PROPERTY OPERATING INCOME                       $     22,735             $    18,505              $   31,773              $   17,423
                                                ============             ===========              ==========              ==========


WHOLLY OWNED PROPERTIES

                                                                                   Community
                                                         Mainstreet                 Centers                Total
                                                      ----------------           -------------         ---------
RENTAL REVENUES:
   Minimum rent                                           $      2,067            $     17,288             $    96,370
   Percentage rent                                                 184                     566                   4,413
   Recoveries from tenants                                          51                   5,285                  47,350
   Other revenue                                                   428                     330                   8,150
                                                          ------------            ------------             -----------
      Total rental revenues                                      2,730                  23,469                 156,283

PROPERTY OPERATING COSTS:
   Recoverable from tenants                                          -                   5,373                  42,025
   Other operating                                               1,531                   1,193                   5,720
                                                          ------------            ------------             -----------
      Total property operating costs                             1,531                   6,566                  47,745
                                                          ------------            ------------             -----------

PROPERTY OPERATING INCOME                                 $      1,199             $    16,903             $   108,538
                                                          ============             ===========             ===========





UNCONSOLIDATED JOINT VENTURES (1)

                                                  Ontario               Grapevine                Arizona
                                                  -------               ---------                -------
RENTAL REVENUES:
   Minimum rent                                  $    17,837            $      2,960             $     2,449
   Percentage rent                                       871                      90                     162
   Recoveries from tenants                             7,674                     898                     636
   Other revenue                                       1,964                     734                      94
                                                 -----------            ------------            ------------
      Total rental revenues                           28,346                   4,682                   3,341

PROPERTY OPERATING COSTS:
   Recoverable from tenants                            7,409                     881                     772
   Other operating                                     1,349                     164                     144
                                                 -----------             -----------            ------------
      Total property operating costs                   8,758                   1,045                     916
                                                 -----------             -----------            ------------

PROPERTY OPERATING INCOME                        $    19,588             $     3,637            $      2,425
                                                 ===========             ===========            ============


   Mills Share (2)                               $     8,145             $     1,139            $        891
                                                 ===========             ===========            ============

(1) Ontario Mills, Grapevine Mills and Arizona Mills opened November 1996, October 1997 and November 1997, respectively.

(2) Based on Mills share of distributable cash flow for the year ended December 31, 1997, excluding management fees.

                              THE MILLS CORPORATION
                            PROPERTY OPERATING INCOME
                            (IN THOUSANDS, UNAUDITED)


The following table sets forth the property operating income for each of the Mills, Mainstreet (the Company's push cart program) and the Community Centers. The purpose of this table is to provide details about certain line items within the Supplemental Financial Data and is not intended to be a representation of net income according to generally accepted accounting principles.


FOR THE YEAR ENDED DECEMBER 31, 1996

WHOLLY OWNED PROPERTIES

                                                  Potomac                Franklin                Sawgrass                  Gurnee
                                               -------------          --------------          --------------            ------------
RENTAL REVENUES:
   Minimum rent                                 $     20,484           $      15,946            $     23,554             $    14,879
   Percentage rent                                       382                     373                   2,234                     462
   Recoveries from tenants                             7,878                  10,765                  12,996                   8,785
   Other revenue                                       1,425                   1,225                   2,310                   2,103
                                               -------------           -------------            ------------             -----------
      Total rental revenues                           30,169                  28,309                  41,094                  26,229

PROPERTY OPERATING COSTS:
   Recoverable from tenants                            6,855                   9,027                  11,847                   7,937
   Other operating                                       892                   1,273                     616                   1,055
                                               -------------           -------------            ------------             -----------
      Total property operating costs                   7,747                  10,300                  12,463                   8,992
                                               -------------           -------------            ------------             -----------

PROPERTY OPERATING INCOME                       $     22,422           $      18,009            $     28,631             $    17,237
                                               =============           =============            ============             ===========


                                                                                    Community
                                                         Mainstreet                  Centers                 Total
                                                      ----------------           -------------          --------------
RENTAL REVENUES:
   Minimum rent                                           $      1,947            $     17,868            $     94,678
   Percentage rent                                                 141                     624                   4,216
   Recoveries from tenants                                          44                   5,293                  45,761
   Other revenue                                                   367                     186                   7,616
                                                        --------------           -------------            ------------
      Total rental revenues                                      2,499                  23,971                 152,271

PROPERTY OPERATING COSTS:
   Recoverable from tenants                                          -                   5,642                  41,308
   Other operating                                               1,443                     891                   6,170
                                                         -------------           -------------            ------------
      Total property operating costs                             1,443                   6,533                  47,478
                                                         -------------           -------------            ------------

PROPERTY OPERATING INCOME                                 $      1,056            $     17,438            $    104,793
                                                         =============           =============            ============




UNCONSOLIDATED JOINT VENTURES (1)

                                                  Ontario
                                                ------------
RENTAL REVENUES:
   Minimum rent                                 $      2,318
   Percentage rent                                        39
   Recoveries from tenants                               910
   Other revenue                                         453
                                                ------------
      Total rental revenues                            3,720

PROPERTY OPERATING COSTS:
   Recoverable from tenants                              954
   Other operating                                       112
                                                ------------
      Total property operating costs                   1,066
                                                ------------

PROPERTY OPERATING INCOME                       $      2,654
                                                ============

   Mills Share (2)                              $      1,161
                                                ============



(1)   Ontario Mills opened November 1996.

(2) Based on Mills share of distributable cash flow for the year ended December 31, 1996, excluding management fees.

                              THE MILLS CORPORATION
                               OCCUPANCY ANALYSIS

                                          GROSS LEASED & OCCUPIED AREA (SF) (1)

                                               GLA Occupied (3)
Project                           Total GLA            at 12/97                   %
-------                           ---------            --------                   -
Potomac Mills                     1,637,370           1,571,298              95.96%
Franklin Mills                    1,719,535           1,634,535              95.06%
Sawgrass Mills                    1,878,577           1,843,598              98.14%
Gurnee Mills                      1,642,409           1,590,196              96.82%
                        ------------------------------------------------------------
Total Mills                       6,877,891           6,639,627              96.54%

Butterfield                         114,610              96,240              83.97%
Coopers Crossing                    173,509             173,509             100.00%
Crosswinds                          144,119             101,584              70.49%
Fashion Place                       147,950             125,208              84.63%
Germantown                          177,097             162,333              91.66%
Gwinnett                            194,719             186,979              96.03%
Liberty Plaza                       314,879             153,629              48.79%
Montgomery Village                  117,391             102,731              87.51%
Mt. Prospect                        298,600             289,608              96.99%
West Falls Church                    87,824              85,433              97.28%
Western Hills                       449,496             412,281              91.72%

                        ------------------------------------------------------------
                                  2,220,194           1,889,535              85.11%

                        ------------------------------------------------------------
Total Wholly Owned                9,098,085           8,529,162              93.75%
                        ============================================================

Joint Ventures:

Grapevine Mills                   1,103,779           1,013,436              91.82%
Arizona Mills                     1,153,131           1,068,865              92.69%
Ontario Mills                     1,326,284           1,298,219              97.88%
                        ------------------------------------------------------------

Total Joint Ventures              3,583,194           3,380,520              94.34%
                        ============================================================

Total Wholly Owned
  and Joint Venture              12,681,279          11,909,682              93.92%
                        ============================================================



                             GROSS LEASED & OCCUPIED AREA, NET OF ANCHORS (SF) (2)

                                    Total Small    GLA Occupied (3)
Project                                Shop GLA            at 12/97                   %
-------                                --------            --------                   -
Potomac Mills                           628,360             589,356              93.79%
Franklin Mills                          597,069             512,069              85.76%
Sawgrass Mills                          684,594             669,615              97.81%
Gurnee Mills                            633,302             581,089              91.76%
                            ------------------------------------------------------------
Total Mills                           2,543,325           2,352,129              92.48%

Butterfield                              72,677              54,307              74.72%
Coopers Crossing                         14,953              14,953             100.00%
Crosswinds                               23,298              17,535              75.26%
Fashion Place                            74,692              51,950              69.55%
Germantown                              130,341             115,577              88.67%
Gwinnett                                 97,172              89,432              92.03%
Liberty Plaza                            24,365               8,953              36.75%
Montgomery Village                       80,986              66,326              81.90%
Mt. Prospect                            126,005             117,013              92.86%
West Falls Church                        47,743              45,352              94.99%
Western Hills                           134,980             127,370              94.36%
                            ------------------------------------------------------------
                                        827,212             708,768              85.68%

                            ============================================================
Total Wholly Owned                    3,370,537           3,060,897              90.81%
                            ============================================================

Joint Ventures:

Grapevine Mills                         546,285             455,942              83.46%
Arizona Mills                           514,745             430,479              83.63%
Ontario Mills                           521,814             493,749              94.62%
                            ------------------------------------------------------------

Total Joint Ventures                  1,582,844           1,380,170              87.20%
                            ============================================================

Total Wholly Owned
  and Joint Venture                   4,953,381           4,441,067              89.66%
                            ============================================================


                                                  TOTAL VACANT SF

                                                     Vacancies
Project                             Anchor           Small Shop               Total
-------                             ------           ----------               -----
Potomac Mills                       27,068              39,004              66,072
Franklin Mills                           0              85,000              85,000
Sawgrass Mills                      20,000              14,979              34,979
Gurnee Mills                             0              52,213              52,213
                       ------------------------------------------------------------
Total Mills                         47,068             191,196             238,264

Butterfield                              0              18,370              18,370
Coopers Crossing                         0                   0                   0
Crosswinds                          36,772               5,763              42,535
Fashion Place                            0              22,742              22,742
Germantown                               0              14,764              14,764
Gwinnett                                 0               7,740               7,740
Liberty Plaza                      145,838              15,412             161,250
Montgomery Village                       0              14,660              14,660
Mt. Prospect                             0               8,992               8,992
West Falls Church                        0               2,391               2,391
Western Hills                       29,605               7,610              37,215
                       ------------------------------------------------------------

                                   212,215             118,444             330,659
                        ============================================================
Total Wholly Owned                 259,283             309,640             568,923
                       ============================================================

Joint Ventures:

Grapevine Mills                          0              90,343              90,343
Arizona Mills                            0              84,266              84,266
Ontario Mills                            0              28,065              28,065
                       ------------------------------------------------------------

Total Joint Ventures                     0             202,674             202,674
                       ============================================================

Total Wholly Owned
  and Joint Venture                259,283             512,314             771,597
                       ============================================================


(1) Includes 962,163 square feet of GLA owned by certain anchor tenants as follows: Potomac Mills-80,000 square feet of GLA; Franklin Mills-208,602 square feet of GLA; Sawgrass Mills-281,774 square feet of GLA; Gurnee Mills-250,806 square feet of GLA; Liberty Plaza-13,741 square feet of GLA; West Falls Church-2,240 square feet of GLA; and Ontario Mills-125,000 square feet of GLA. A ground lease at Franklin Mills of 152,370 square feet is also included.

(2)   Anchor stores include all stores occupying more than 20,000 square feet.

(3) GLA occupied is defined as all space leased (including GLA owned by certain anchor store tenants) and for which rent is being paid as of December 1, 1997, excluding tenants with leases that have a term of less than 1 year.

THE MILLS CORPORATION
LEASE EXPIRATION SCHEDULE

The following table shows lease expirations assuming that none of the tenants exercised renewal options. The minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1997 multiplied by 12.

                          No. of                  1998                     No. of                  1999
                          Leases               Annualized                  Leases               Annualized
                         Expiring    Sq Ft      Min. Rent       psf       Expiring    Sq Ft     Min. Rent       psf
                         --------    -----      ---------       ----      --------    -----     ---------       ----


Potomac Mills:
    Anchors                  0              -    $        -      $    -      0              -     $        -   $      -
    Majors                   1         37,960       341,640        9.00      1         42,212        316,590       7.50
    Specialty               34         80,320     2,247,567       27.98      19        68,432      1,396,285      20.40
    Food Court               2          1,567        85,208       54.38      0              -              -          -
                         ----------------------------------------------- -----------------------------------------------
                            37        119,847    $2,674,415      $22.32      20       110,644     $1,712,875   $  15.48


Franklin Mills:
    Anchors                  0              -    $        -      $    -      1        100,200     $  547,725   $   5.47
    Majors                   1         25,127       162,069        6.45      1         40,232        370,134       9.20
    Specialty               24         91,897     1,508,954       16.42      30        89,093      2,103,588      23.61
    Food Court               0              -             -           -      8          6,229        365,562      58.69
                         ----------------------------------------------- -----------------------------------------------
                            25        117,024    $1,671,023     $ 14.28      40       235,754     $3,387,009   $  14.37

Sawgrass Mills:
    Anchors                  0              -    $        -     $     -      0              -     $        -   $      -
    Majors                   0              -             -           -      1         28,152        422,280      15.00
    Specialty               20         49,665     1,155,563       23.27      7         10,958        392,154      35.79
    Food Court               0              -             -           -      2          1,206         80,500      66.75
                         ----------------------------------------------- -----------------------------------------------
                            20         49,665    $1,155,563     $ 23.27      10        40,316     $  894,934   $  22.20


Gurnee Mills:
    Anchors                  0              -    $        -     $     -      0              -     $        -   $      -
    Majors                   1         40,752       262,850        6.45      0              -              -          -
    Specialty               29        114,991     1,876,524       16.32      16        57,782      1,102,246      19.08
    Food Court               0              -             -           -      0              -              - -
                         ----------------------------------------------- -----------------------------------------------
                            30        155,743    $2,139,374     $ 13.74      16        57,782     $1,102,246   $  19.08


Total without
Joint Ventures:

    Anchors                  0              -    $        -     $     -      1        100,200     $  547,725   $   5.47
    Majors                   3        103,839       766,559        7.38      3        110,596      1,109,004      10.03
    Specialty               107       336,873     6,788,608       20.15      72       226,265      4,994,273      22.07
    Food Court               2          1,567        85,208       54.38      10         7,435        446,062      59.99
                         ----------------------------------------------- -----------------------------------------------
                            112       442,279    $7,640,375     $ 17.28      86       444,496     $7,097,064   $  15.97
                         =============================================== ===============================================


                         No. of                     2000                     No. of                    2001
                         Leases                  Annualized                  Leases                 Annualized
                         Expiring     Sq Ft       Min. Rent       psf       Expiring     Sq Ft       Min. Rent        psf
                         --------     -----       ---------       ----      --------     -----       ---------        ---
Potomac Mills:
    Anchors                0                 -     $         -   $      -       0               -   $           -    $      -
    Majors                 1            41,321         309,908       7.50       1          29,092         232,736        8.00
    Specialty             32            84,390       2,122,818      25.15      24          69,929       1,653,454       23.64
    Food Court             3             2,331         154,939      66.47       3           2,484         149,037       60.00
                       ---------------------------------------------------  --------------------------------------------------
                          36           128,042     $ 2,587,665   $  20.21      28         101,505   $   2,035,227    $  20.05


Franklin Mills:
    Anchors                1            60,115     $   390,747   $   6.50       1          70,701   $     484,302    $   6.85
    Majors                 1            32,637         297,256       9.11       0               -               -           -
    Specialty             26            93,912       2,033,450      21.65      30          98,918       1,916,779       19.38
    Food Court             0                 -               -          -       1             510          25,990       50.96
                       ---------------------------------------------------  --------------------------------------------------
                          28           186,664     $ 2,721,453   $  14.58      32         170,129   $   2,427,071    $  14.27


Sawgrass Mills:
    Anchors                1            78,619     $   255,512   $   3.25       2         147,915   $   1,101,435    $   7.45
    Majors                 2            59,929         647,335      10.80       0               -               -           -
    Specialty             69           227,698       5,367,305      23.57      46         158,061       3,650,733       23.10
    Food Court            21            17,595         989,719      56.25       5           4,313         217,503       50.43
                       ---------------------------------------------------  --------------------------------------------------
                          93           383,841     $ 7,259,871   $  18.91      53         310,289   $   4,969,671    $  16.02


Gurnee Mills:
    Anchors                0                 -     $         -   $      -       3         231,271   $   1,381,540    $   5.97
    Majors                 0                 -               -          -       0               -               -           -
    Specialty             19            56,396       1,046,845      18.56      58         196,618       3,626,075       18.44
    Food Court             1               657          22,995      35.00      13           8,945         489,153       54.68
                       ---------------------------------------------------  --------------------------------------------------
                          20            57,053     $ 1,069,840   $  18.75      74         436,834   $   5,496,768    $  12.58


Total without
Joint Ventures:

    Anchors                2           138,734     $   646,259   $   4.66       6         449,887   $   2,967,277    $   6.60
    Majors                 4           133,887       1,254,499       9.37       1          29,092         232,736        8.00
    Specialty            146           462,396      10,570,418      22.86     158         523,526      10,847,041       20.72
    Food Court            25            20,583       1,167,653      56.73      22          16,252         881,683       54.25
                       ---------------------------------------------------  --------------------------------------------------
                         177           755,600     $13,638,829   $  18.05     187       1,018,757   $  14,928,737    $  14.65
                       ===================================================  ==================================================

THE MILLS CORPORATION
LEASE EXPIRATION SCHEDULE

The following table shows lease expirations assuming that none of the tenants exercised renewal options. The minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1997 multiplied by 12.


                          No. of                  1998                     No. of                  1999                    No. of
                          Leases               Annualized                  Leases               Annualized                 Leases
                         Expiring    Sq Ft      Min. Rent      psf        Expiring    Sq Ft     Min. Rent       psf       Expiring
                         --------    -----      ---------   -------       --------    -----     ---------       ----      --------


Ontario Mills:
    Anchors                  0              -    $        -   $       -       0              -     $         -   $       -       0
    Majors                   0              -             -           -       0              -               -           -       0
    Specialty                1          2,739        96,000       35.05       5          9,915         261,900       26.41       6
    Food Court               0              -             -           -       0              -               -           -       0
                         -----------------------------------------------  -------------------------------------------------  ------
                             1          2,739    $   96,000   $   35.05       5          9,915     $   261,900   $   26.41       6

Grapevine  Mills:
    Anchors                  0              -    $        -   $       -       0              -     $         -   $       -       0
    Majors                   0              -             -           -       0              -               -           -       0
    Specialty                2          2,836        81,058       28.58       2          7,979         202,672       25.40      10
    Food Court               0              -             -           -       0              -               -           -       0
                         -----------------------------------------------  -------------------------------------------------  ------
                             2          2,836    $   81,058   $   28.58       2          7,979     $   202,672   $   25.40      10

Arizona Mills:
    Anchors                  0              -    $        -   $       -       0              -     $         -   $       -       0
    Majors                   0              -             -           -       0              -               -           -       0
    Specialty                0              -             -           -       0              -               -           -       9
    Food Court               0              -             -           -       0              -               -           -       0
                         -----------------------------------------------  -------------------------------------------------  ------
                             0              -    $        -   $       -       0              -     $         -   $       -       9


Total with Joint
Ventures:
    Anchors                  0              -    $        -   $       -       1        100,200     $   547,725   $    5.47       2
    Majors                   3        103,839       766,559        7.38       3        110,596       1,109,004       10.03       4
    Specialty               110       342,448     6,965,666       20.34       79       244,159       5,458,845       22.36     171
    Food Court               2          1,567        85,208       54.38       10         7,435         446,062       59.99      25
                         -----------------------------------------------  -------------------------------------------------  ------
                            115       447,854    $7,817,433   $   17.46       93       462,390     $ 7,561,636   $   16.35     202
                         ===============================================  =================================================  ======


Community Centers:
    Anchors                  1         56,949    $  194,300   $    3.41       0              -     $         -   $       -       0
    Majors                   1         27,098       189,686        7.00       0              -               -           -       1
    Specialty               30         80,220     1,128,323       14.07       34        95,779       1,362,769       14.23      24
    Food Court               0              -             -           -       0              -               -           -       0
                         -----------------------------------------------  -------------------------------------------------  ------
                            32        164,267    $1,512,309   $    9.21       34        95,779     $ 1,362,769   $   14.23      25
                         ==============================================  ==================================================  ======



                                        2000                     No. of                    2001
                                     Annualized                  Leases                 Annualized
                          Sq Ft       Min. Rent        psf      Expiring     Sq Ft       Min. Rent        psf
                          -----       ---------    -   ----     --------     -----       ---------    -   ---


Ontario Mills:
    Anchors                      -     $         -    $       -      0               -     $          -    $       -
    Majors                       -               -            -      0               -                -            -
    Specialty               13,267         328,742        24.78     50         211,566        4,180,773        19.76
    Food Court                   -               -            -      0               -                -            -
                        ---------------------------------------- ----------------------------------------------------
                            13,267     $   328,742    $   24.78     50         211,566     $  4,180,773    $   19.76

Grapevine  Mills:
    Anchors                      -     $         -    $       -      0               -     $          -    $       -
    Majors                       -               -            -      0               -                -            -
    Specialty               22,341         570,000        25.51      8          22,705          474,017        20.88
    Food Court                   -               -            -      0               -                -            -
                        ---------------------------------------- ----------------------------------------------------
                            22,341     $   570,000    $   25.51      8          22,705     $    474,017    $   20.88

Arizona Mills:
    Anchors                      -     $         -    $       -      0               -     $          -    $       -
    Majors                       -               -            -      0               -                -            -
    Specialty               26,582         719,946        27.08     12          27,970          728,921        26.06
    Food Court                   -               -            -      0               -                -            -
                        ---------------------------------------- ----------------------------------------------------
                            26,582     $   719,946    $   27.08     12          27,970     $    728,921    $   26.06


Total with Joint
Ventures:
    Anchors                138,734     $   646,259    $    4.66      6         449,887     $  2,967,277    $    6.60
    Majors                 133,887       1,254,499         9.37      1          29,092          232,736         8.00
    Specialty              524,586      12,189,106        23.24     228        785,767       16,230,752        20.66
    Food Court              20,583       1,167,653        56.73     22          16,252          881,683        54.25
                        ---------------------------------------- ----------------------------------------------------
                           817,790     $15,257,517    $   18.66     257      1,280,998     $ 20,312,448    $   15.86
                        ======================================== ====================================================


Community Centers:
    Anchors                      -     $         -    $       -      0               -     $          -    $       -
    Majors                  21,007         273,091        13.00      1          24,300          133,650         5.50
    Specialty              104,423       1,116,158        10.69     38         142,431        1,820,235        12.78
    Food Court                   -               -            -      0               -                -            -
                        ---------------------------------------- ----------------------------------------------------
                           125,430     $ 1,389,249    $   11.08     39         166,731     $  1,953,885    $   11.72
                        ======================================= =====================================================

THE MILLS CORPORATION
LEASE EXPIRATION SCHEDULE

The following table shows lease expirations assuming that none of the tenants exercised renewal options. The minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1997 multiplied by 12.

                          No. of                  2002                     No. of                  2003
                          Leases               Annualized                  Leases               Annualized
                         Expiring    Sq Ft      Min. Rent      psf        Expiring    Sq Ft     Min. Rent       psf
                         --------    -----      ---------      ----       --------    -----     ---------       ----


Potomac Mills:
    Anchors                  0              -   $          -    $      -       0              -   $           -    $      -
    Majors                   0              -              -           -       3         75,384         654,146        8.68
    Specialty               30        101,639      2,263,542       22.27       24        75,627       1,886,154       24.94
    Food Court               3          1,859        127,485       68.58       0              -               -           -
                         ------------------------------------------------  -------------------------------------------------
                            33        103,498   $  2,391,027    $  23.10       27       151,011   $   2,540,300    $  16.82

Franklin Mills:
    Anchors                  0              -   $          -    $      -       1        128,950   $     540,000    $   4.19
    Majors                   2         65,155        448,715        6.89       0              -               -           -
    Specialty               22         68,338      1,480,729       21.67       1         11,016         134,609       12.22
    Food Court               4          2,997        112,660       37.59       2          1,238          47,050       38.00
                         ------------------------------------------------  -------------------------------------------------
                            28        136,490   $  2,042,104    $  14.96       4        141,204   $     721,659    $   5.11

Sawgrass Mills:
    Anchors                  0              -   $          -    $      -       1         85,024   $     467,632    $   5.50
    Majors                   2         42,657        365,491        8.57       0              -               -           -
    Specialty               26         69,818      2,065,365       29.58       6         38,627       1,015,985       26.30
    Food Court               1            663         39,996       60.33       0              -               -           -
                         ------------------------------------------------  -------------------------------------------------
                            29        113,138   $  2,470,852    $  21.84       7        123,651   $   1,483,617    $  12.00

Gurnee Mills:
    Anchors                  1         61,265   $    495,000    $   8.08       0              -   $           -    $      -
    Majors                   1         34,259        256,942        7.50       3        115,506         892,631        7.73
    Specialty               20         65,956      1,448,093       21.96       4         15,127         242,994       16.06
    Food Court               5          3,611        219,051       60.66       0              -               -           -
                         ------------------------------------------------  -------------------------------------------------
                            27        165,091   $  2,419,086    $  14.65       7        130,633   $   1,135,625    $   8.69

Total without
Joint Ventures:
    Anchors                  1         61,265   $    495,000    $   8.08       2        213,974   $   1,007,632    $   4.71
    Majors                   5        142,071      1,071,148        7.54       6        190,890       1,546,777        8.10
    Specialty               98        305,751      7,257,729       23.74       35       140,397       3,279,742       23.36
    Food Court              13          9,130        499,192       54.68       2          1,238          47,050       38.00
                         ------------------------------------------------  -------------------------------------------------
                            117       518,217   $  9,323,069    $  17.99       45       546,499   $   5,881,201    $  10.76
                         ================================================  =================================================

                          No. of                   2004                     No. of                    2005
                          Leases                Annualized                  Leases                 Annualized
                         Expiring    Sq Ft       Min. Rent       psf       Expiring     Sq Ft       Min. Rent       psf
                         --------    -----       ---------       ----      --------     -----       ---------       ---


Potomac Mills:
    Anchors                  1         61,763   $     478,665  $     7.75       1         153,036   $     525,000  $    3.43
    Majors                   1         40,857         367,713        9.00       1          33,743         326,779       9.68
    Specialty                6         21,709         465,874       21.46       7          37,672         875,359      23.24
    Food Court               1            590          37,635       63.79       0               -               -          -
                         -------------------------------------------------  -------------------------------------------------
                             9        124,919   $   1,349,887  $    10.81       9         224,451   $   1,727,138  $    7.69

Franklin Mills:
    Anchors                  0              -               -           -       0               -               -          -
    Majors                   1         42,241         253,446        6.00       0               -               -          -
    Specialty                6         18,129         299,716       16.53       2          20,645         360,681      17.47
    Food Court               0              -               -           -       0               -               -          -
                         -------------------------------------------------  -------------------------------------------------
                             7         60,370   $     553,162  $     9.16       2          20,645   $     360,681  $   17.47

Sawgrass Mills:
    Anchors                  0              -   $           -  $        -       0               -   $           -  $       -
    Majors                   2         83,581         821,500        9.83       1          25,110         321,408      12.80
    Specialty                6         12,026         417,032       34.68       9          42,349         872,853      20.61
    Food Court               0              -               -           -       1           2,960          37,148      12.55
                         -------------------------------------------------  -------------------------------------------------
                             8         95,607   $   1,238,532  $    12.95      11          70,419   $   1,231,409  $   17.49

Gurnee Mills:
    Anchors                  0              -   $           -  $        -       0               -   $           -  $       -
    Majors                   0              -               -           -       0               -               -          -
    Specialty                1          3,027          79,950       26.41       2          20,945         388,875      18.57
    Food Court               2          1,357          47,495       35.00       1             542          21,680      40.00
                         -------------------------------------------------  -------------------------------------------------
                             3          4,384   $     127,445  $    29.07       3          21,487   $     410,555  $   19.11

Total without
Joint Ventures:
    Anchors                  1         61,763   $     478,665  $     7.75       1         153,036   $     525,000  $    3.43
    Majors                   4        166,679       1,442,659        8.66       2          58,853         648,187      11.01
    Specialty               19         54,891       1,262,572       23.00      20         121,611       2,497,768      20.54
    Food Court               3          1,947          85,130       43.72       2           3,502          58,828      16.80
                         -------------------------------------------------  -------------------------------------------------
                            27        285,280   $   3,269,026  $    11.46      25         337,002   $   3,729,783  $   11.07
                         ================================================  ==================================================

THE MILLS CORPORATION
LEASE EXPIRATION SCHEDULE

The following table shows lease expirations assuming that none of the tenants exercised renewal options. The minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1997 multiplied by 12.

                          No. of                  2002                     No. of                  2003
                          Leases               Annualized                  Leases               Annualized
                         Expiring    Sq Ft      Min. Rent      psf        Expiring    Sq Ft     Min. Rent       psf
                         --------    -----      ---------      ----       --------    -----     ---------    -------
Ontario Mills:
    Anchors                  0              -   $         -   $       -       0              -    $         -  $       -
    Majors                   0              -             -           -       0              -              -          -
    Specialty               24         84,074     1,898,170       22.58       9         30,847        736,007      23.86
    Food Court               0              -             -           -       0              -              -          -
                         -----------------------------------------------  -----------------------------------------------
                            24         84,074   $ 1,898,170   $   22.58       9         30,847    $   736,007  $   23.86

Grapevine  Mills:
    Anchors                  0              -   $         -   $       -       0              -    $         -  $       -
    Majors                   1         23,329       279,948       12.00       0              -              -          -
    Specialty               59        192,795     4,294,128       22.27       7         19,923        438,850      22.03
    Food Court               0              -             -           -       0              -              -          -
                         -----------------------------------------------  -----------------------------------------------
                            60        216,124   $ 4,574,076   $   21.16       7         19,923    $   438,850  $   22.03

Arizona Mills:
    Anchors                  0              -   $         -   $       -       0              -              -          -
    Majors                   0              -             -           -       0              -              -          -
    Specialty               63        202,444     4,313,004       21.30      16         66,908      1,195,887      17.87
    Food Court               0              -             -           -       0              -              -          -
                         -----------------------------------------------  -----------------------------------------------
                            63        202,444   $ 4,313,004   $   21.30      16         66,908    $ 1,195,887  $   17.87


Total with Joint
Ventures:
    Anchors                  1         61,265   $   495,000   $    8.08       2        213,974    $ 1,007,632  $    4.71
    Majors                   6        165,400     1,351,096        8.17       6        190,890      1,546,777       8.10
    Specialty               244       785,064    17,763,031       22.63      67        258,075      5,650,486      21.89
    Food Court              13          9,130       499,192       54.68       2          1,238         47,050      38.00
                         -----------------------------------------------  -----------------------------------------------
                            264     1,020,859   $20,108,319   $   19.70      77        664,177    $ 8,251,945  $   12.42
                         ===============================================  ===============================================


Community Centers:
    Anchors                  0              -   $         -   $       -       0              -    $         -  $       -
    Majors                   2         59,300       245,450        4.14       3         90,459        693,645       7.67
    Specialty               33        104,291     1,503,295       14.41      11         31,778        483,946      15.23
    Food Court               0              -             -           -       0              -              -          -
                         -----------------------------------------------  -----------------------------------------------
                            35        163,591   $ 1,748,745   $   10.69      14        122,237    $ 1,177,591  $    9.63
                         ==============================================  ================================================

                          No. of                   2004                     No. of                    2005
                          Leases                Annualized                  Leases                 Annualized
                         Expiring    Sq Ft       Min. Rent       psf       Expiring     Sq Ft       Min. Rent         psf
                         --------    -----       ---------       ----      --------     -----       ---------       ------
Ontario Mills:
    Anchors                  0              -     $         -    $      -       0               -     $          -    $     -
    Majors                   0              -               -           -       0               -                -          -
    Specialty                1          1,490          47,680       32.00       0               -                -          -
    Food Court               0              -               -           -       0               -                -          -
                         -------------------------------------------------  --------------------------------------------------
                             1          1,490     $    47,680    $  32.00       0               -     $          -    $     -

Grapevine  Mills:
    Anchors                  0              -     $         -    $      -       0               -     $          -    $     -
    Majors                   0              -               -           -       0               -                -          -
    Specialty                4         10,802         288,178       26.68       3          16,158          386,100      23.90
    Food Court               0              -               -           -       0               -                -          -
                         -------------------------------------------------  --------------------------------------------------
                             4         10,802     $   288,178    $  26.68       3          16,158     $    386,100    $ 23.90

Arizona Mills:
    Anchors                  0              -     $         -    $      -       0               -     $          -    $     -
    Majors                   0              -               -           -       0               -                -          -
    Specialty                6         15,606         433,045       27.75       0               -                -          -
    Food Court               0              -               -           -       0               -                -          -
                         -------------------------------------------------  --------------------------------------------------
                             6         15,606     $   433,045    $  27.75       0               -     $          -    $     -


Total with Joint
Ventures:
    Anchors                  1         61,763     $   478,665    $   7.75       1         153,036     $    525,000    $  3.43
    Majors                   4        166,679       1,442,659        8.66       2          58,853          648,187      11.01
    Specialty               30         82,789       2,031,475       24.54      23         137,769        2,883,868      20.93
    Food Court               3          1,947          85,130       43.72       2           3,502           58,828      16.80
                         -------------------------------------------------  --------------------------------------------------
                            38        313,178     $ 4,037,929    $  12.89      28         353,160     $  4,115,883    $ 11.65
                         =================================================  ==================================================


Community Centers:
    Anchors                  1        129,615     $    74,300    $   0.57       2         126,246     $    993,673    $  7.87
    Majors                   0              -               -           -       6         215,480        1,438,325       6.67
    Specialty                4         20,043         280,752       14.01       4          30,080          360,406      11.98
    Food Court               0              -               -           -       0               -                -          -
                         -------------------------------------------------  --------------------------------------------------
                             5        149,658     $   355,052    $   2.37      12         371,806     $  2,792,404    $  7.51
                         ================================================  ===================================================

THE MILLS CORPORATION
LEASE EXPIRATION SCHEDULE

The following table shows lease expirations assuming that none of the tenants exercised renewal options. The minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1997 multiplied by 12.


                          No. of                  2006                     No. of                  2007
                          Leases               Annualized                  Leases               Annualized
                         Expiring    Sq Ft      Min. Rent      psf        Expiring    Sq Ft     Min. Rent       psf
                         --------    -----      ---------      ----       --------    -----     ---------       ----


Potomac Mills:
    Anchors                  2        208,813   $  1,394,772    $   6.68       0              -    $          -    $      -
    Majors                   0              -              -           -       2         70,740         662,694        9.37
    Specialty                3         24,181        603,862       24.97       0              -               -           -
    Food Court               2          1,354         80,750       59.64       0              -               -           -
                         ------------------------------------------------  -------------------------------------------------
                             7        234,348   $  2,079,384    $   8.87       2         70,740    $    662,694    $   9.37


Franklin Mills:
    Anchors                  0              -   $          -    $      -       0              -    $          -    $      -
    Majors                   1         46,406        483,087       10.41       3         80,762       1,069,320       13.24
    Specialty                2          2,561         71,198       27.80       0              -               -           -
    Food Court               1            476         24,276       51.00       0              -               -           -
                         ------------------------------------------------  -------------------------------------------------
                             4         49,443   $    578,561    $  11.70       3         80,762    $  1,069,320    $  13.24


Sawgrass Mills:
    Anchors                  1         59,480   $    713,760    $  12.00       0              -    $          -    $      -
    Majors                   1         20,300        527,800       26.00       0              -               -           -
    Specialty                3         16,486        425,988       25.84       4          9,838         361,553       36.75
    Food Court               0              -             -           -        0              -               -           -
                         ------------------------------------------------  -------------------------------------------------
                             5         96,266   $  1,667,548    $  17.32       4          9,838    $    361,553    $  36.75


Gurnee Mills:
    Anchors                  0              -   $          -    $      -       0              -    $          -    $      -
    Majors                   1         20,000        600,000       30.00       0              -               -           -
    Specialty                3         14,673        246,957       16.83       2          2,087          68,621       32.88
    Food Court               3          2,285        144,760       63.35       2          1,426          57,645       40.42
                         ------------------------------------------------  -------------------------------------------------
                             7         36,958   $    991,717    $  26.83       4          3,513    $    126,266    $  35.94


Total without
Joint Ventures:
    Anchors                  3        268,293   $  2,108,532    $   7.86       0              -    $          -    $      -
    Majors                   3         86,706      1,610,887       18.58       5        151,502       1,732,014       11.43
    Specialty               11         57,901      1,348,005       23.28       6         11,925         430,174       36.07
    Food Court               6          4,115        249,786       60.70       2          1,426          57,645       40.42
                         ------------------------------------------------  -------------------------------------------------
                            23        417,015   $  5,317,210    $  12.75      13        164,853    $  2,219,833    $  13.47
                         ===============================================   =================================================



                           No. of                After 2007                  No. of                    Total
                           Leases                Annualized                  Leases                 Annualized
                          Expiring    Sq Ft       Min. Rent       psf       Expiring     Sq Ft       Min. Rent       psf
                          --------    -----       ---------       ----      --------     -----       ---------       ---


Potomac Mills:
    Anchors                   1     107,021       $    560,560   $   5.24       5     530,633       $   2,958,997   $  5.58
    Majors                    0                              -          -      11     371,309           3,212,206      8.65
    Specialty                 3     15,272             313,164      20.51     182     579,171          13,828,079     23.88
    Food Court                0          -                   -          -      14      10,185             635,054     62.35
                          ------------------------------------------------  ------------------------------------------------
                              4    122,293        $    873,724   $   7.14     212   1,491,298       $  20,634,336   $ 13.84


Franklin Mills:
    Anchors                   1     68,968        $    760,000   $  11.02       5     428,934       $   2,722,774   $  6.35
    Majors                    0          -                   -          -      10     332,560           3,084,027      9.27
    Specialty                 1      6,110             172,465      28.23     144     500,619          10,082,169     20.14
    Food Court                0          -                   -          -      16      11,450             575,538     50.27
                          ------------------------------------------------  ------------------------------------------------
                              2     75,078        $    932,465   $  12.42     175   1,273,563       $  16,464,508   $ 12.93


Sawgrass Mills:
    Anchors                   3    261,442        $  1,483,078   $   5.67       8     632,480       $   4,021,417   $  6.36
    Majors                    0          -                   -          -       9     259,729           3,105,814     11.96
    Specialty                 3      7,352             140,687      19.14     199     642,878          15,865,218     24.68
    Food Court                0          -                   -          -      30      26,737           1,364,866     51.05
                          ------------------------------------------------  ------------------------------------------------
                              6    268,794        $  1,623,765   $   6.04     246   1,561,824       $  24,357,315   $ 15.60


Gurnee Mills:
    Anchors                   2    230,248        $    915,715   $   3.98       6      522,784      $   2,792,255   $  5.34
    Majors                    1     25,000             250,000      10.00       7      235,517          2,262,423      9.61
    Specialty                 2     14,664             335,584      22.88     156      562,266         10,462,764     18.61
    Food Court                0          -                   -          -      27       18,823          1,002,779     53.27
                          ------------------------------------------------  ------------------------------------------------
                              5    269,912        $  1,501,299   $   5.56     196    1,339,390      $  16,520,221   $ 12.33


Total without
Joint Ventures:
    Anchors                   7    667,679        $  3,719,353   $   5.57      24    2,114,831      $  12,495,443   $  5.91
    Majors                    1     25,000             250,000      10.00      37    1,199,115         11,664,470      9.73
    Specialty                 9     43,398             961,900      22.16     681    2,284,934         50,238,230     21.99
    Food Court                0          -                   -          -      87       67,195          3,578,237     53.25
                          ------------------------------------------------  ------------------------------------------------
                             17    736,077        $  4,931,253   $   6.70     829    5,666,075      $  77,976,380   $ 13.76
                          ================================================  ================================================

THE MILLS CORPORATION
LEASE EXPIRATION SCHEDULE

The following table shows lease expirations assuming that none of the tenants exercised renewal options. The minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1997 multiplied by 12.

                          No. of                  2006                     No. of                  2007
                          Leases               Annualized                  Leases               Annualized
                         Expiring    Sq Ft      Min. Rent      psf        Expiring    Sq Ft     Min. Rent       psf
                         --------    -----      ---------      ----       --------    -----     ---------       ----


Ontario Mills:
    Anchors                  0              -   $         -   $       -       0              -    $          -   $       -
    Majors                   4        102,669     1,519,999       14.80       3         78,457       1,141,945       14.56
    Specialty               30         76,642     2,170,536       28.32       9         14,958         593,364       39.67
    Food Court               0              -             -           -       0              -               -           -
                         -----------------------------------------------  -------------------------------------------------
                            34        179,311   $ 3,690,535   $   20.58       12        93,415    $  1,735,309   $   18.58

Grapevine  Mills:
    Anchors                  0              -   $         -   $       -       0              -    $          -   $       -
    Majors                   0              -             -           -       6        151,683       2,546,757       16.79
    Specialty                0              -             -           -       27        88,873       2,261,136       25.44
    Food Court               0              -             -           -       0              -               -           -
                         -----------------------------------------------  -------------------------------------------------
                             0              -   $         -   $       -       33       240,556    $  4,807,893   $   19.99

Arizona Mills:
    Anchors                  0              -   $         -   $       -       0              -    $          -   $       -
    Majors                   1         22,774       318,276       13.98       4        111,578       1,893,444       16.97
    Specialty                1          1,275        48,754       38.24       10        53,562       1,065,671       19.90
    Food Court               0              -             -           -       0              -               -           -
                         -----------------------------------------------  -------------------------------------------------
                             2         24,049   $   367,030   $   15.26       14       165,140    $  2,959,115   $   17.92


Total with Joint
Ventures:
    Anchors                  3        268,293   $ 2,108,532   $    7.86       0              -    $          -   $       -
    Majors                   8        212,149     3,449,162       16.26       18       493,220       7,314,160       14.83
    Specialty               42        135,818     3,567,295       26.27       52       169,318       4,350,345       25.69
    Food Court               6          4,115       249,786       60.70       2          1,426          57,645       40.42
                         -----------------------------------------------  -------------------------------------------------
                            59        620,375   $ 9,374,775   $   15.11       72       663,964    $ 11,722,150   $   17.65
                         ===============================================  =================================================


Community Centers:
    Anchors                  0              -   $         -   $       -       0              -    $          -   $       -
    Majors                   0              -             -           -       0              -               -           -
    Specialty                7         30,846       452,304       14.66       7         60,813         659,796       10.85
    Food Court               0              -             -           -       0              -               -           -
                         -----------------------------------------------  -------------------------------------------------
                             7         30,846   $   452,304   $   14.66       7         60,813    $    659,796   $   10.85
                         ==============================================  ==================================================

                          No. of                After 2007                  No. of                    Total
                          Leases                Annualized                  Leases                 Annualized
                         Expiring    Sq Ft       Min. Rent       psf       Expiring     Sq Ft       Min. Rent       psf
                         --------    -----       ---------    -  ----      --------     -----       ---------    -  ---


Ontario Mills:
    Anchors                  4        286,023     $ 1,883,132    $   6.58       4         286,023   $    1,883,132   $   6.58
    Majors                   5        212,321       1,978,600        9.32      12         393,447        4,640,544      11.79
    Specialty                8         36,923         907,047       24.57      143        482,421       11,220,219      23.26
    Food Court               2         11,328         553,155       48.83       2          11,328          553,155      48.83
                         -------------------------------------------------  --------------------------------------------------
                            19        546,595     $ 5,321,934    $   9.74      161      1,173,219   $   18,297,050   $  15.60

Grapevine  Mills:
    Anchors                  2        206,929     $ 1,028,920    $   4.97       2         206,929   $    1,028,920   $   4.97
    Majors                   5        175,553       1,503,371        8.56      12         350,565        4,330,076      12.35
    Specialty               16         71,530       1,844,140       25.78      138        455,942       10,840,279      23.78
    Food Court               0              -               -           -       0               -                -          -
                         -------------------------------------------------  --------------------------------------------------
                            23        454,012     $ 4,376,431    $   9.64      152      1,013,436   $   16,199,275   $  15.98

Arizona Mills:
    Anchors                  5        383,061     $ 3,151,298    $   8.23       5         383,061   $    3,151,298   $   8.23
    Majors                   4        120,973       1,311,876       10.84       9         255,325        3,523,596      13.80
    Specialty                9         24,078         644,204       26.75      126        418,425        9,149,432      21.87
    Food Court               1         12,054         832,502       69.06       1          12,054          832,502      69.06
                         -------------------------------------------------  --------------------------------------------------
                            19        540,166     $ 5,939,880    $  11.00      141      1,068,865   $   16,656,828   $  15.58


Total with Joint
Ventures:
    Anchors                 18      1,543,692     $ 9,782,703    $   6.34      35       2,990,844   $   18,558,793   $   6.21
    Majors                  15        533,847       5,043,847        9.45      70       2,198,452       24,158,686      10.99
    Specialty               42        175,929       4,357,291       24.77     1,088     3,641,722       81,448,160      22.37
    Food Court               3         23,382       1,385,657       59.26      90          90,577        4,963,894      54.80
                         -------------------------------------------------  --------------------------------------------------
                            78      2,276,850     $20,569,498    $   9.03     1,283     8,921,595   $  129,129,533   $  14.47
                         =================================================  ==================================================


Community Centers:
    Anchors                  2        139,818     $ 1,216,049    $   8.70       6         452,628   $    2,478,322   $   5.48
    Majors                   6        251,878       2,132,102        8.46      20         689,522        5,105,949       7.41
    Specialty                3         30,700         203,475        6.63      195         31,404        9,371,459      12.81
    Food Court               0              -               -           -       0               -                -          -
                         -------------------------------------------------  --------------------------------------------------
                            11        422,396     $ 3,551,626    $   8.41      221      1,873,554   $   16,955,730   $   9.05
                         ================================================  ====================================================

EXISTING MILLS OPERATING TRENDS

The following table sets forth, for the last four years, certain information regarding operating trends with respect to the existing Mills.


                                                                                MINIMUM RENT PLUS PERCENTAGE RENTS
                                                                                ----------------------------------
                               AVERAGE                       TOTAL STORES                            ANCHOR STORES
                               PERCENT                       ------------                           --------------
                              LEASED (1)              TOTAL             PER SQ. FT.              TOTAL         PER SQ. FT.
                              ----------       ------------------   ------------------     ---------------   --------------
POTOMAC MILLS
1997                           95.87%             20,980,272                14.04           6,284,111             6.86
1996                           95.63%             20,865,975                14.00           6,142,999             6.76
1995                           96.22%             19,905,334                13.30           5,839,132             6.57
1994                           98.15%             19,840,738                13.00           5,766,085             6.47

FRANKLIN MILLS

1997                           92.07%             16,549,052                11.47           5,700,661             6.05
1996                           91.96%             16,318,689                11.40           5,291,698             5.67
1995                           95.46%             16,837,997                11.33           5,401,107             5.69
1994                           96.95%             17,565,102                11.64           5,485,679             5.78

SAWGRASS MILLS

1997   (2)                     96.98%             26,448,955                17.08           7,384,896             8.28
1996                           97.61%             25,787,924                16.55           7,150,346             8.03
1995                           95.33%             22,738,214                15.66           6,670,486             7.68
1994                           94.92%             20,889,138                14.54           6,467,454             7.56

GURNEE MILLS

1997                           91.38%             15,900,406                13.80           4,418,036             7.42
1996                           90.22%             15,340,496                13.62           3,823,991             6.78
1995                           91.09%             15,089,531                12.89           3,898,381             6.36
1994                           92.09%             15,176,595                12.83           3,986,828             6.48

ONTARIO MILLS

1997                           95.20%             18,708,479                17.11           6,358,058            10.11

TOTAL - MILLS

1997                              94%             98,587,164                14.65          30,145,762             7.58
1996                              94%             78,313,084                13.97          22,409,034             6.80
1995                              95%             74,571,076                13.31          21,809,106             6.57
1994                              96%             73,471,573                12.99          21,706,046             6.56


                             MINIMUM RENT PLUS PERCENTAGE RENTS
                             ----------------------------------
                                    SPECIALTY STORES
                                    ----------------
                                 TOTAL          PER SQ. FT.
                               ------------   --------------
POTOMAC MILLS


1997                             14,696,161            25.44
1996                             14,722,976            25.32
1995                             14,066,202            23.14
1994                             14,074,653            22.17


FRANKLIN MILLS


1997                             10,848,391            21.68
1996                             11,026,991            22.16
1995                             11,436,890            21.29
1994                             12,079,423            21.54

SAWGRASS MILLS

1997   (2)                       19,064,059            29.04
1996                             18,637,578            27.90
1995                             16,067,728            27.58
1994                             14,421,684            24.83

GURNEE MILLS


1997                             11,482,370            20.63
1996                             11,516,505            20.50
1995                             11,191,150            20.08
1994                             11,189,767            19.71

ONTARIO MILLS


1997                             12,350,421            26.59


TOTAL - MILLS


1997                             68,441,402            24.84
1996                             55,904,050            24.21
1995                             52,761,970            23.09
1994                             51,765,527            22.08



(1) Average percent leased is defined as all space leased and for which rent was being paid excluding tenants with leases having a term of less than one year.

(2) Annual rent excludes $800,000 of ground lease rent.


Note:

The Operating Trends and Rental Rates tables for existing Mills exclude Grapevine Mills and Arizona Mills which opened on October 30, 1997 and November 20, 1997, respectively, and have not yet completed their initial lease-up.
The above amounts do not include Mainstreet Retail income of $2,066,991 for 1997, $2,088,000 for 1996,$1,658,000 for 1995, and $1,794,000 for 1994.

                             THE MILLS CORPORATION
                               RENTAL RATES (1)

The following table sets forth the average base rent per leased square foot of store openings and closings for each property for the twelve months ended December 31, 1997.

                                                                           ANCHOR STORES
                                    ---------------------------------------------------------------------------------------------
                                            STORE OPENINGS                   STORE CLOSINGS                    RELEASING
                                             DURING YEAR                      DURING YEAR                     SPREAD (2)
                                    -------------------------------   -----------------------------    --------------------------
                                       AVERAGE                           AVERAGE
                                      BASE RENT          TOTAL          BASE RENT         TOTAL
                                     PER SQ. FT.        SQ. FT.        PER SQ. FT.       SQ. FT.
                                    ---------------  --------------   ---------------  ------------

POTOMAC MILLS               1997     $       7.71           73,432      $     6.30          97,820     $    1.41            22.33%
                            1996             11.43          33,406           11.55          15,178         (0.12)          (1.04%)
                            1995              8.74          20,048            8.61          78,572           0.13            1.51%


FRANKLIN MILLS              1997     $       11.27          85,072      $     7.53          85,072     $     3.74           49.74%
                            1996             10.41          18,247           10.25          20,000           0.16            1.56%
                            1995                 -               -               -               -              -                -


GURNEE MILLS                1997     $        4.92         184,259 (3)  $        -               -     $     4.92              N/A
                            1996             30.00          20,000               -               -          30.00              N/A
                            1995                 -               -            8.08          74,218         (8.08)              N/A


SAWGRASS MILLS              1997     $        8.91          50,579      $     8.93          50,579     $   (0.02)          (0.21%)
                            1996             26.39          20,000           14.86          39,275          11.53           77.59%
                            1995             12.80          25,110               -               -          12.80          100.00%
                                    ---------------  --------------   ---------------  ------------   -------------    ------------


TOTAL MILLS                 1997     $        7.33         393,342      $     7.32         233,471     $     0.01            0.15%
                            1996             18.54          91,653           12.95          74,453           5.59           43.17%
                            1995             11.00          45,158            8.36         152,790           2.64           31.58%

COMMUNITY
CENTERS                     1997     $           -               -      $     3.76          66,377     $   (3.76)              N/A
                            1996              9.60         104,586            8.69         176,238           0.91           10.47%
                            1995              6.19          48,958               -               -           6.19              N/A

                                                                   SPECIALTY STORES
                              --------------------------------------------------------------------------------------------
                                     STORE OPENINGS                   STORE CLOSINGS                    RELEASING
                                      DURING YEAR                      DURING YEAR                     SPREAD (2)
                              -----------------------------    -----------------------------    --------------------------
                                   AVERAGE                          AVERAGE
                                  BASE RENT         TOTAL          BASE RENT         TOTAL
                                 PER SQ. FT.       SQ. FT.        PER SQ. FT.       SQ. FT.
                                ---------------  ------------    ---------------  ------------

POTOMAC MILLS            1997    $       22.78       128,964      $       21.77       127,191      $     1.00          4.61%
                         1996            23.64        83,594              21.80        66,607            1.84          8.44%
                         1995            24.91        49,135              18.89        82,912            6.02         31.87%


FRANKLIN MILLS           1997    $       20.16       112,670      $       19.34       106,202      $     0.83          4.29%
                         1996            20.08        73,880              18.61       115,416            1.47          7.90%
                         1995            19.49        46,453              21.90        77,713          (2.41)       (11.00%)

GURNEE MILLS             1997    $       20.75       101,771      $       19.24       104,086      $     1.51          7.87%
                         1996            19.01        74,447              18.63        71,457            0.38          2.04%
                         1995            16.95        48,988              17.79        55,864          (0.84)        (4.72%)

SAWGRASS MILLS           1997    $       30.00        72,188      $       24.57        64,626      $     5.42         22.08%
                         1996            29.63        58,904              22.24        57,770            7.39         33.23%
                         1995            24.58       173,744              23.11        55,108            1.47          6.36%


                                ---------------  --------------   ---------------  ------------   -------------    ------------
TOTAL MILLS              1997    $       22.83       415,593      $       20.92       402,105      $     1.90          9.10%
                         1996            22.76       290,825              19.97       311,250            2.79         13.97%
                         1995            22.71       318,320              20.38       271,597            2.33         11.43%

COMMUNITY
CENTERS                  1997    $       13.14       113,304      $       14.08       114,631      $   (0.94)        (6.66%)
                         1996            14.63        58,130              13.03        86,072            1.60         12.28%
                         1995            13.77        45,077              13.07        42,954            0.70          5.36%

(1) Ontario Mills, Grapevine Mills and Arizona Mills are excluded from this analysis, due to still being in their initial lease-up phase.

(2) The releasing spread is calculated as the difference between per square foot openings and per square foot closings for the twelve months ended December 31, 1997. Openings and closings include renewals but exclude exercised options.

(3) Consists primarily of expansion space related to two anchor stores, Bass Pro and Computer City, comprising 125,000 sq. ft. and 25,000 sq. ft., respectively. The Bass Pro lease is expected to provide substantial percentage rent in addition to the base rent detailed above.

Note:  Totals may not sum due to rounding.

                              THE MILLS CORPORATION
                                   GROSS SALES
                             AS OF DECEMBER 31, 1997



The following table sets forth certain gross sales information with respect to the consolidated Mills as of December 31, 1997.



                                 Year Ended December 31, 1997                                    Year Ended December 31, 1996
                        ------------------------------------------------       ---------------------------------------------------
                          Sq.Ft.                Sales            psf             Sq.Ft.                  Sales              psf
                          ------                -----            ---             ------                  -----              ---
Potomac Mills:
   Anchor/Majors               910,288     $   184,834,466        $   203           988,700         $   183,164,739        $   185
   Specialty                   566,004         179,387,582            317           581,470             168,199,660            289
   Temporary/Kiosk                   -           4,490,966              -                 -               3,003,098              -
                        ---------------    ---------------        -------     -------------     -------------------    -----------
                             1,476,292     $   368,713,014        $   250         1,570,170         $   354,367,497        $   226


Franklin Mills:
   Anchor/Majors               904,677     $   163,692,900        $   181           906,949         $   163,200,049        $   180
   Specialty                   487,463         142,341,207            292           497,697             126,589,740            254
   Temporary/Kiosk                   -           6,388,496              -                 -               5,554,831              -
                        ---------------    ---------------        -------     -------------     -------------------    -----------
                             1,392,140     $   312,422,603        $   224         1,404,646         $   295,344,620        $   210


Sawgrass Mills:
   Anchor/Majors             1,173,109     $   365,821,871        $   312         1,172,016         $   353,980,590        $   302
   Specialty                   655,233         295,180,646            450           667,926             271,682,972            407
   Temporary/Kiosk                   -          13,962,865              -                 -              12,499,092              -
                        ---------------    ---------------        -------     -------------      ------------------    -----------
                             1,828,342     $   674,965,382        $   369         1,839,942         $   638,162,654        $   347


Gurnee Mills:
   Anchor/Majors               681,640     $   103,395,397        $   152           646,362        $     96,374,480        $   149
   Specialty                   561,633         150,055,052            267           561,913             141,852,985            252
   Temporary/Kiosk                   -           8,860,293              -                 -               6,082,243              -
                        ---------------    ---------------        -------     -------------     -------------------    -----------
                             1,243,273     $   262,310,742        $   211         1,208,275         $   244,309,708        $   202


Total Mills:
   Anchor/Majors             3,669,714     $   817,744,634        $   223         3,714,027         $   796,719,858        $   215
   Specialty                 2,270,333         766,964,487            338         2,309,006             708,325,357            307
   Temporary/Kiosk                   -          33,702,620              -                 -              27,139,264              -
                        ---------------    ---------------        -------     -------------      ------------------    -----------
                             5,940,047      $1,618,411,741        $   272         6,023,033          $1,532,184,479        $   254
                        ==============      ==============        =======     =============          ==============        =======




(1) Ontario Mills, Grapevine Mills and Arizona Mills are excluded from this analysis since they did not open until November 1996, October 1997 and November 1997, respectively, and do not have 12 months of sales data for comparison. Ontario Mills sales for the year ended December 31, 1997 were $133,724,268 on 768,629 sq. ft. of anchor/major space ($174 psf),
      $159,284,318 on 454,598 sq. ft. of specialty store space ($350 psf), and $6,866,186 of Temp./Kiosk sales.

(2) Anchor/Major sales have been adjusted to include sales from certain anchor tenants that own their parcels.

                      POTOMAC MILLS - WOODBRIDGE, VIRGINIA

            Potomac Mills contains approximately 1.6 million square feet of GLA, of which one anchor store tenant owns approximately 80,000 square feet. Potomac Mills opened in 1985 with a total of approximately 630,000 square feet of GLA. As a result of customer demand, Potomac Mills was expanded to approximately 1.2 million square feet of GLA in 1986. The Phase III expansion of Potomac Mills opened on September 30, 1993 and increased total GLA by approximately 355,208 square feet. The Company anticipates that construction of a new entertainment zone will begin in mid-1998 with an opening in mid-1999. Potomac Mills has 17 anchors, including: IKEA, J.C. Penney Outlet, Waccamaw Pottery, Marshalls, Spiegel Outlet, AMC Theatres, The Sports Authority, Off 5th-Saks Fifth Avenue, TJ Maxx, Syms and Nordstrom Rack. Potomac Mills is situated on approximately 161 acres located approximately 20 miles southwest of Washington, D.C. Potomac Mills is adjacent to Interstate 95, which serves as one of the transportation backbones of the Washington metropolitan area. This location strategically positions Potomac Mills between the Washington/Baltimore metropolitan market to the north and Richmond, approximately 90 miles to the south. The Company owns 100% of Potomac Mills.


                   FRANKLIN MILLS - PHILADELPHIA, PENNSYLVANIA

            Franklin Mills opened in 1989 and contains approximately 1.8 million square feet of GLA, of which certain anchor store tenants own approximately 209,000 square feet. The Company began remerchandising Franklin Mills in 1996 by upgrading its tenant mix and began construction on an entertainment zone, including themed restaurants and interactive entertainment venues in the first half of 1997 and is expected to be completed by the fourth quarter of 1998. Franklin Mills has 18 anchors, including: Bed, Bath & Beyond, Filene's Basement, Last Call from Neiman Marcus, Marshalls, Nordstrom Rack, Office Max, Off 5th-Saks Fifth Avenue, Spiegel Outlet and Syms. Franklin Mills features, what the Company believes is the largest concentration of outlet retailing in the Delaware Valley. With access from U.S. Highway 1 and the Pennsylvania Turnpike, Franklin Mills is strategically positioned approximately 15 miles northeast of Philadelphia's Center City and just west of Interstate 95, a major thoroughfare serving the greater Philadelphia/Wilmington metropolitan market. At December 31, 1996 the Operating Partnership owned 77.6% of the partnership interests in the partnership that owns Franklin Mills (which represented 100% of the income and cash flow from Franklin Mills). In April 1997 the Operating Partnership acquired the remaining partnership interests, in exchange for 195,295 Units.


                        SAWGRASS MILLS - SUNRISE, FLORIDA

            Sawgrass Mills, which opened in 1990, contains approximately 1.9 million square feet of GLA, of which certain anchor store tenants own approximately 282,000 square feet. As a result of customer demand, Sawgrass Mills was expanded by approximately 136,000 square feet of GLA in 1995. The Company expects to open a Phase III expansion of Sawgrass Mills in the fourth quarter of 1998 consisting of an approximately 300,000 square foot entertainment zone anchored by a 24-screen Regal Theater. Sawgrass Mills has 20 anchors, including: Beall's Outlet Store, Burlington Coat Factory, Last Call from Neiman Marcus, Loehmanns, Rainforest Cafe, Spiegel Outlet, The Sports Authority and Waccamaw Pottery. Sawgrass Mills is located in Florida's "Gold Coast" market approximately 11 miles west of Fort Lauderdale. The site lies adjacent to both the Sawgrass Expressway and Flamingo Road, between Sunrise and Oakland Park Boulevards. The entire South Florida region is linked by the road network of the Sawgrass Expressway, Interstate 75 and Interstate 595, which intersect at an interchange located less than two miles southwest of Sawgrass Mills.

            The Company owns 100% of Sawgrass Mills. The Phase III expansion is owned by a partnership formed by the Operating Partnership (50%) and Kan Am (50%) in which Kan Am has agreed to fund 100% of the project's initial required equity for which Kan Am will receive a 9% annual preferred return. Under the terms of the partnership agreement, the Company has the right to acquire Kan Am's interest in the Partnership prior to December 31, 1999 at 120% of Kan Am's equity contributions and accumulated preferred returns, under certain terms and conditions set forth in the partnership agreement. The Company provides all development, management and leasing services for the expansion, subject to the approval of Kan Am of certain major decisions, including a sale or refinancing of the project and the approval of the development and annual budgets. The Company has guaranteed completion of the expansion within the parameters of the approved development budget.

                         GURNEE MILLS - GURNEE, ILLINOIS

            Gurnee Mills opened in 1991 and contains approximately 1.5 million square feet of GLA, of which certain anchor store tenants own approximately 220,000 square feet. The Company has completed construction of an expansion of over 150,000 square feet of GLA, which added entertainment venues to the existing mall. Gurnee Mills has been remerchandised resulting in the upgrade of the project's tenant mix. Gurnee Mills has 16 anchors, including: Bass Pro, J.C. Penney Outlet, Waccamaw Pottery, Marshalls, Spiegel Outlet, Bed Bath & Beyond, The Sports Authority, Off 5th-Saks Fifth Avenue, TJ Maxx and Syms. The project is located adjacent to Interstate 94, the major north/south thoroughfare linking Chicago and Milwaukee. Gurnee Mills is clearly visible from Interstate 94 and is situated directly across from Six Flags Great America, one of the largest amusement parks in the Midwest. The Company owns 100% of Gurnee Mills.


                       ONTARIO MILLS - ONTARIO, CALIFORNIA

            Ontario Mills opened on November 14, 1996 with approximately 1.2 million square feet of GLA (including space owned by certain anchor store tenants) comprised of approximately 700,000 square feet of anchor space and approximately 500,000 square feet of specialty store space. The Company has plans to expand the project to a total of 1.7 million square feet at completion. Ontario Mills currently has 17 anchors, including: Off 5th-Saks Fifth Avenue Outlet, Dave & Busters, J.C. Penney Outlet, Burlington Coat Factory, The Sports Authority, Marshalls, Bed, Bath & Beyond, Mikasa, Off Rodeo Drive, TJ Maxx, AMC Theatres, Virgin Megastore, Group USA, Foozles, Totally 4 Kids, American Wilderness Experience and Sega Gameworks.

            Ontario Mills is located at the intersection of Interstate 10 and Interstate 15 in the heart of the Riverside/San Bernardino area known as the "Inland Empire." Ontario Mills serves the Los Angeles/Orange County metropolitan market.

            Ontario Mills is owned by a joint venture among the Operating Partnership (50%) and affiliates of Kan Am (25%) and Simon (25%). The Company has the right to manage the development, property management and leasing of the Ontario Mills project, subject to the other joint venture partners' approval of certain major decisions, including sale or refinancing of the project and approval of an annual budget. The joint venture partners have agreed to contribute equally all initial required equity capital; provided, however, that the Company and Simon have agreed to guarantee any project cost overruns not funded by initial required equity capital and the partnership's construction financing. At any time following the tenth anniversary of the project's opening, either the Company, Simon or Kan Am can exercise a buy-sell provision whereby the Company or Simon, if it is the offeror, can require Kan Am to transfer its entire interest in the partnership or Kan Am, if it is the offeror, can require the Company or Simon to acquire Kan Am's entire interest in the partnership. Net construction costs at completion are estimated at $174 million. In addition to its capital contributions from its joint venture partners, in November 1995, the joint venture entered into a construction loan for a $110 million loan that was funded in the first half of 1996. This loan was refinanced in February 1997 with a permanent loan of $120 million which matures in February 2002 with two one-year extensions. The interest rate is fixed at 7.21% for the first $70 million and 7.37% for the remaining 50 million.

                        GRAPEVINE MILLS-GRAPEVINE, TEXAS


            Grapevine Mills opened on October 30, 1997 with approximately 1.1 million square feet of GLA (including space owned by certain anchor store tenants) comprised of approximately 550,000 square feet of anchor space and approximately 550,000 square feet of specialty store space. The Company has plans to expand the project to a total of 1.4 million square feet at completion. Grapevine Mills currently has 14 anchors, including: Off 5th-Saks Fifth Avenue, Burlington Coat Factory, Bed, Bath and Beyond, Group USA, Rainforest Cafe, Books-A-Million and Sega Gameworks, and has four additional anchor store tenant commitments of approximately 300,000 square feet for a total anchor store tenant square footage of approximately 850,000. Grapevine Mills is located on a 175-acre site located at the interchange of Highway 121 and International Parkway, two miles north of the Dallas/Fort Worth Airport in Grapevine, Texas. Grapevine Mills is approximately 19 miles northeast of downtown Fort Worth and serves the Dallas/Fort Worth metropolitan area.

            Grapevine Mills is owned by a limited partnership consisting of the Operating Partnership (37.5%), Simon (37.5%) and Kan Am (25%). The Company is providing development, management and leasing services for the project, subject to the approval of Simon and Kan Am for certain major decisions, such as changes to the plan of development, the annual operating budget for the project and any proposed sale or refinancing. Kan Am has agreed to contribute 50% of the initial required equity capital. The Operating Partnership and Simon are responsible for the balance of the initial required equity capital on a pro rata basis and have agreed to guarantee any project cost overruns not funded by the initial equity capital and construction financing. The project is expected to cost a total of $203 million. During 1996, the venture entered into a loan agreement with NationsBank to provide $140 million of construction financing, which was subsequently increased to $155 million in 1997. The loan has a term of four years, subject to a one-year extension at the Company's option, and bears interest at a rate equal to the 30-day LIBOR plus 150 basis points (subject to reduction to 135 basis points if certain debt service ratios are achieved). Development costs incurred through completion are estimated $203 million (net of tax increment financing).

            Any time following the tenth anniversary of the project's opening, either the Company, Simon or Kan Am can exercise certain a buy-sell provision whereby the Company, or Simon, if it is the offeror, can require Kan Am to transfer its entire interest or Kan Am, if it is the offeror, can require the Company or Simon to acquire Kan Am's entire interest in the Partnership.


                          ARIZONA MILLS-TEMPE, ARIZONA

            Arizona Mills opened on November 20, 1997 with approximately 1.2 million square feet of GLA (including space owned by certain anchor store tenants) comprised of approximately 700,000 square feet of anchor space and approximately 450,000 square feet of specialty store space. Arizona Mills currently has 14 anchors, including: Burlington Coat Factory, Off 5th-Saks Fifth Avenue, Oshman's, Harkins Cinema, J.C. Penney, Rainforest Cafe, Group USA, Hi-Health and Sega Gameworks, and commitments have been obtained from an additional two anchor store tenants for a total anchor store tenant square footage of approximately 750,000 square feet. The project is located on a 115-acre site located 20 minutes from downtown Phoenix, at the intersection of Interstate 10 and Superstition Freeway (Highway 60).

            Arizona Mills is owned by a joint venture consisting of the Operating Partnership (36.8%), Taubman (36.8%) and Simon (26.4%). The Company is providing construction management, property management, marketing and leasing services for the project. Major decisions such as a sale or refinancing of the project and approval of annual budgets require approval of all joint venture partners. All joint venture partners are obligated to contribute required equity capital on a pro rata basis. In January 1997, the joint venture entered into a $145 million construction loan agreement with United Bank of Switzerland. The loan has a term of five years and bears interest at a rate equal to LIBOR plus 130 basis points (subject to reduction to 115 basis points under certain terms and conditions. Development costs through completion are estimated at approximately $191 million (net of tax increment financing). Costs incurred through December 31, 1997 were approximately $178 million.

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

COMMUNITY CENTERS

                                                GROSS LEASABLE AREA
                                                    (SQ.FT.)                              PERCENT LEASED (2)
                     YEAR          LAND             -------                               -------------------       TOTAL
                  COMPLETED/       AREA        ANCHOR       SPECIALTY       TOTAL       ANCHOR      SPECIALTY      PERCENT
  PROPERTY        EXPANDED       (ACRES)     STORES(1)       STORES         GLA        STORES        STORES         LEASED
  ---------       ---------      -------     ----------      -------        ----       -------       -------        ------
West Falls
Church Outlet
Center               1982           7             37,841         49,983       87,824        100%        95%           97%

Butterfield
Plaza                1983           9             41,933         72,702      114,635        100%        75%           84%

Montgomery
Village              1983           11            36,405         80,986      117,391        100%        82%           88%

Western Hills
Plaza                1983           36           314,516        134,980      449,496         91%        94%           92%

Crosswinds
Center               1984           11           120,821         23,298      144,119         70%        75%           70%

Germantown
Commons              1986           20            46,756        130,341      177,097        100%        89%           92%

Fashion
Place                1987           13            73,258         74,692      147,950        100%        70%           85%

Gwinnett
Marketfair           1987           18            97,547         97,000      194,547        100%        91%           96%

Mount
Prospect Plaza       1987           34           172,595        125,914      298,509        100%        93%           97%

Coopers
Crossing             1994           20           158,556         14,953      173,509        100%       100%          100%

Liberty
Plaza                1994           36           276,773         38,106      314,879         47%(4)     60%           50%
                                   ---         ---------        -------    ---------
Totals/
    Weighted
    Averages                       215         1,377,001        842,955    2,219,956         85%        86%           85%
                                   ===         =========        =======    =========

                                                                                                1997
                                                                                         SALES PER SQ. FT.
                  ANNUALIZED       NUMBER                                               --------------------
                    BASE            OF                                                  ANCHOR      SPECIALTY
  PROPERTY         RENT(3)        STORES              ANCHOR STORE TENANTS              STORES       STORES
  ---------        --------       ------              --------------------              ------       ------
West Falls
Church Outlet
Center              $  819,540      18       Safeway Marketplace                         $   435        $   147

Butterfield
Plaza                1,230,411      18       Arvey Paper & Office, Kids R Us                 130            213

Montgomery
Village              1,320,068      24       Safeway Marketplace                             427            197

Western Hills                                Krogers, Staples, McAlpin's, and Media
Plaza                2,689,399      44       Play                                            278            233

Crosswinds
Center                 627,491      14       Luria's, Marshalls and Scotty's                 126            260

Germantown
Commons              2,004,649      39       Giant Food                                      544            155

Fashion
Place                  954,487      21       Staples, Superpetz and TJ Maxx                  137            129

Gwinnett
Marketfair           2,004,482      31       A&P, Marshalls and TJ Maxx                      231            182

Mount                                        Dominicks, Marshalls, TJ Maxx and
Prospect Plaza       2,146,026      36       Walgreens                                       225            163

Coopers                                      Marshalls, Pathmark and Service
Crossing             1,656,887       4       Merchandise                                     123            149

Liberty                                      Dick's Sporting Goods and Service
Plaza                1,502,290       7       Merchandise                                     101(5)         N/A(5)
                   -----------     -----
Totals/
    Weighted
    Averages       $16,955,730     256                                                       247            183
                   ===========     =====

(1)   Anchor stores includes all stores occupying more than 20,000 square feet.

(2) Percent leased is defined as all space leased and for which rent was being paid as of December 31, 1997, excluding tenants with leases having a term of less than one year.

(3) Annualized base rent is the base rent payable in December 1997 multiplied by 12.

(4) The low total percent leased figures for Liberty Plaza are due to the closing of Bradlees, a 145,838 square foot anchor store tenant, in October 1996 following its bankruptcy and one vacant 15,412 square foot specialty shop. This space has been released to Wal-Mart with a commencement date of March 18, 1998.

(5) Dick's Clothing is the only store required to report sales information at Liberty Plaza.

COMMUNITY CENTERS OPERATING TRENDS


The following table sets forth, for the last four years, certain information regarding operating trends with respect to the Community Centers.


                                                                           MINIMUM RENT PLUS PERCENTAGE RENTS
                        AVERAGE                       TOTAL STORES                              ANCHOR STORES
                        PERCENT                      -------------                             --------------
                      LEASED (1)               TOTAL             PER SQ. FT.               TOTAL          PER SQ. FT.
                      ----------        ------------------   -------------------     ----------------   ---------------
COMMUNITY CENTERS

1997                         86.80%            $17,853,568                 $9.33           $8,223,866             $6.76

1996                         92.50%             18,492,347                  9.08            8,956,215              6.74

1995                         90.00%             17,933,643                  9.03            8,692,927              6.78

1994                         91.30%             16,991,532                  9.30            7,470,611              7.02



                                  SPECIALTY STORES
                                 -----------------
                                TOTAL          PER SQ. FT.
                             -----------     --------------
COMMUNITY CENTERS

1997                           $9,629,702           $13.84

1996                            9,536,132            13.49

1995                            9,240,716            13.13

1994                            9,520,921            12.49

CAPITAL EXPENDITURES

             The following tables set forth certain information regarding capital expenditures for the Mills (excluding Ontario Mills, Grapevine Mills and Arizona Mills) and the Community Centers combined, the existing Mills (excluding Ontario Mills, Grapevine Mills and Arizona Mills) and the Community Centers for each of the last three years.


EXISTING MILLS AND EXISTING COMMUNITY CENTERS COMBINED

                                                                               YEAR ENDED DECEMBER 31,
                                                                1997                     1996                 1995
                                                                ----                     ----                 ----

RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                         $ 435,742              $ 328,974            $ 230,024

Per Square Foot (2)                                              0.05                  0.04                  0.03

RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                        $ 5,143,206            $ 4,228,743          $ 2,043,279

Per Square Foot Improved (4)                                    11.90                  12.71                 5.52
Per Square Foot (2)                                              0.62                  0.52                  0.25

TOTAL RECURRING COSTS

Costs                                                        $ 5,578,948            $ 4,557,717          $ 2,273,303
Per Square Foot (2)                                              0.67                  0.56                  0.28

NON RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                        $41,571,485    (8)     $ 8,079,220          $ 1,903,624      (5)

Per Square Foot Improved (6)                                    73.69                  44.93                17.10
Per Square Foot (2)                                              5.03                  0.99                  0.23

WORK IN PROCESS (7)

Costs                                                        $ 4,703,992                 -                    -

Per Square Foot Improved (9)                                    14.59                    -                    -



                                                               3 - Year
                                                                Average
                                                              -----------

RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                          $ 331,580

Per Square Foot (2)                                               0.04

RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                         $ 3,805,076

Per Square Foot Improved (4)                                     10.04
Per Square Foot (2)                                               0.46

TOTAL RECURRING COSTS

Costs                                                         $ 4,136,656
Per Square Foot (2)                                               0.50

NON RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                         $16,914,776

Per Square Foot Improved (6)                                     45.24
Per Square Foot (2)                                               2.08

WORK IN PROCESS (7)

Costs                                                         $ 1,567,997

Per Square Foot Improved (9)                                      4.86

(1) Recurring non-tenant capital expenditures include expenditures that are not tenant related nor recoverable from tenants.

(2) Includes annual costs divided by total GLA (excluding space owned by certain anchor store tenants) of the Properties (excluding Ontario Mills, Grapevine Mills and Arizona Mills).

(3) Tenant Improvements/Leasing costs include tenant specific costs including tenant improvements, tenant allowances and capitalized internal leasing costs.

(4) Calculated as Recurring Tenant Improvements/Leasing Costs divided by GLA of all Recurring Store Openings (including spaces requiring no expenditures).

(5)   Sawgrass Phase II expansion costs have been excluded from this analysis.

(6) Calculated as Non-Recurring Tenant Improvements/Leasing Costs divided by GLA of all Non-Recurring Store Openings.

(7) Work in process will be shown as Recurring or Non-Recurring in the year that the work is completed.

(8) Includes expansion costs at Franklin Mills and Gurnee Mills and non-recurring remerchandising costs. Excludes costs relating to the Sawgrass Phase III expansion.

(9) Calculated as Work In Process divided by GLA of all space with work in process.

EXISTING MILLS  (EXCLUDING ONTARIO, GRAPEVINE AND ARIZONA)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                    1997                       1996                1995
                                                                    ----                       ----                ----

RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                             $ 388,003               $ 246,522             $ 191,613

Per Square Foot (2)                                                  0.06                    0.04                  0.03


RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                            $ 4,518,073             $ 3,549,312           $ 1,488,391

Per Square Foot Improved (4)                                        13.35                   12.94                  4.85
Per Square Foot (2)                                                  0.75                    0.60                  0.25

TOTAL RECURRING COSTS

Costs                                                            $ 4,906,076             $ 3,795,834           $ 1,680,004
Per Square Foot (2)                                                  0.81                    0.64                  0.28


NON RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                            $ 41,010,815      (8)   $ 7,746,906           $ 1,636,001    (5)

Per Square Foot Improved (6)                                        78.37                   50.00                 21.69
Per Square Foot (2)                                                  6.77                    1.30                  0.27


WORK IN PROCESS (7)

Costs                                                            $ 3,989,739                  -                     -
Per Square Foot Improved (9)                                        31.27                     -                     -



                                                                                         3 - Year
                                                                                         Average
                                                                                         -------

RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                                                  $ 275,379

Per Square Foot (2)                                                                       0.04


RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                                                  $3,185,259

Per Square Foot Improved (4)                                                             10.38
Per Square Foot (2)                                                                       0.53

TOTAL RECURRING COSTS

Costs                                                                                  $3,460,638
Per Square Foot (2)                                                                       0.58


NON RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                                                 $16,797,907

Per Square Foot Improved (6)                                                             50.02
Per Square Foot (2)                                                                       2.78


WORK IN PROCESS (7)

Costs                                                                                  $1,329,913
Per Square Foot Improved (9)                                                             10.42

(1) Recurring non-tenant capital expenditures include expenditures that are not tenant related nor recoverable from tenants.

(2) Includes annual costs divided by total GLA (excluding space owned by certain anchor store tenants) of the Properties (excluding Ontario Mills, Grapevine Mills and Arizona Mills).

(3) Tenant Improvements/Leasing costs include tenant specific costs including tenant improvements, tenant allowances and capitalized internal leasing costs.

(4) Calculated as Recurring Tenant Improvements/Leasing Costs divided by GLA of all Recurring Store Openings (including Spaces requiring no expenditures).

(5)   Sawgrass Phase II expansion costs have been excluded from this analysis.

(6) Calculated as Non-Recurring Tenant Improvements/Leasing Costs divided by GLA of all Non-Recurring Store Openings.

(7) Work in process will be shown as Recurring or Non-Recurring in the year that the work is completed.

(8) Includes expansion costs at Franklin Mills and Gurnee Mills. Excludes cost relating to Sawgrass Phase III expansion.

(9) Calculated as Work In Process divided by GLA of all space with work in process.

COMMUNITY CENTERS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                  1997                        1996                  1995
                                                                  ----                        ----                  ----

RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                             $ 47,739                $ 82,452                $ 38,411

Per Square Foot (2)                                                 0.02                    0.04                    0.02


RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                            $ 625,133               $ 679,431               $ 554,888

Per Square Foot Improved (4)                                        6.68                   15.06                    9.54
Per Square Foot (1)                                                 0.28                    0.31                    0.25

TOTAL RECURRING COSTS

Costs                                                            $ 672,872               $ 761,883               $ 593,299
Per Square Foot (2)                                                 0.31                    0.35                    0.27


NON RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                            $ 560,670               $ 332,314               $ 267,622

Per Square Foot Improved (5)                                       13.73                   13.35                    7.46
Per Square Foot (2)                                                 0.25                    0.15                    0.12

WORK IN PROCESS (6)

Costs                                                            $ 714,253                   -                       -
Per Square Foot Improved (7)                                        3.66                     -                       -



                                                                                               3 - Year
                                                                                               Average
                                                                                               -------

RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                                                          $ 56,201

Per Square Foot (2)                                                                              0.03


RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                                                         $ 619,817

Per Square Foot Improved (4)                                                                    10.43
Per Square Foot (1)                                                                              0.28

TOTAL RECURRING COSTS

Costs                                                                                         $ 676,018
Per Square Foot (2)                                                                              0.31


NON RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                                                         $ 386,869

Per Square Foot Improved (5)                                                                    11.51
Per Square Foot (2)                                                                              0.17

WORK IN PROCESS (6)

Costs                                                                                         $ 238,084
Per Square Foot Improved (7)                                                                     1.22

(1) Recurring non-tenant capital expenditures include expenditures that are not tenant related nor recoverable from tenants.

(2) Includes annual costs divided by total GLA (excluding space owned by certain tenants) of the Community Centers

(3) Tenant Improvements/Leasing costs include tenant specific costs including tenant improvements, tenant allowances and capitalized internal leasing costs.

(4) Calculated as Recurring Tenant Improvements/Leasing Costs divided by GLA of all Recurring Store Openings (including spaces requiring no expenditures).

(5) Calculated as Non-Recurring Tenant Improvements/Leasing Costs divided by GLA of all Non-Recurring Store Openings.

(6) Work in process will be shown as Recurring or Non-Recurring in the year that the work is completed.

(7) Calculated as Work In Process divided by GLA of all space with work in process.

TENANTS

The following table sets forth certain information with respect to the Company's ten largest tenants (as measured by 1997 base rent) at December 31, 1997:

                                                        PERCENT OF                                                   NUMBER
                                                          1997                        PERCENT OF                       OF
                                  TENANT                BASE RENT                  TOTAL LEASED GLA                  STORES
                                                        ---------                  -----------------                 -------
TJ Maxx Group (1)...................................      5.3%                           6.7%                             17
J.C. Penney(2)......................................      2.9%                           5.1%                              6
Bed, Bath & Beyond..................................      2.0%                           2.2%                              4
Spiegel Group (3)...................................      1.8%                           2.3%                              5
Burlington Coat Factory Group(4)....................      1.7%                           4.9%                              6
The Sports Authority................................      1.7%                           1.8%                              4
Off 5th - Saks Fifth Avenue.........................      1.7%                           2.1%                              6
Levi's..............................................      1.4%                           0.7%                              5
Waccamaw Pottery....................................      1.3%                           2.8%                              3
Service Merchandise.................................      1.2%                           1.6%                              3
                                                        =========          ==================================    ================
           Total....................................      21.0%                          30.2%                            59
                                                        =========          ==================================    ================

------------------------
(1)  Includes TJ Maxx and Marshalls.
(2)  Includes JC Penney and Rite Aid.
(3)  Includes Spiegel Outlet, Spiegel and Eddie Bauer Outlet.
(4)  Includes Burlington Coat Factory and Totally 4 Kids.

Income Producing Property - Federal Income Tax Basis


           The following table sets forth certain information regarding federal income tax basis and depreciation of income producing property for the Mills (excluding Ontario Mills, Grapevine Mills, & Arizona Mills) as of December 31, 1997.

                         LAND                       LAND IMPROVEMENTS                               BUILDING
                         ----                    -----------------------                            --------
                                        FEDERAL
                        FEDERAL           TAX          DEPRECIATION                                     DEPRECIATION
                       TAX BASIS         BASIS        METHOD LIFE(YRS)             FEDERAL TAX BASIS   METHOD    LIFE (YRS)
                       ----------      ---------------------------------          -------------------------------------

Franklin Mills          $ 28,313        $ 6,238          MACRS      15                 $139,183          MACRS       39

Gurnee Mills              18,456         16,588          MACRS      15                  162,149          MACRS     31.5,39

                                                         MACRS      15
Potomac Mills             15,908         27,117           ACRS    15,18                 114,574          MACRS     31.5,39
                                                                                                          ACRS      15,18

Sawgrass Mills            12,801          8,855          MACRS      15                  162,221          MACRS     31.5,39


                                 FURNITURE, FIXTURE AND EQUIPMENT
                                 --------------------------------

                               FEDERAL             DEPRECIATION
                              TAX BASIS          METHOD  LIFE (YRS)
                           -----------------------------------------

Franklin Mills                  $2,302             MACRS      5,7

Gurnee Mills                     3,881             MACRS      5,7


Potomac Mills                    2,335             MACRS      5,7


Sawgrass Mills                   4,648             MACRS      5,7

ITEM 3.  LEGAL PROCEEDINGS


Kramer Litigation

            On March 3, 1998, the Company received a payment of $2.0 million from the A.J. 1989 Trust (the "A.J. Trust"), in payment of a judgment obtained in an action originally filed on April 27, 1994, by the A.J. Trust, Mr. Richard Kramer and a partnership affiliated with Mr. Kramer against the Operating Partnership, Herbert S. Miller, and certain other parties. Concurrently with the payment, the parties to such litigation dismissed with prejudice the remaining claims in the suit.

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

                                                                                    HIGH          LOW           DISTRIBUTIONS
                                                                                    ----          ---           -------------

1996:
First Quarter..............................................................      $18 3/8         $16 5/8         $ .4725
Second Quarter.............................................................       18 3/8          17 1/4           .4725
Third Quarter..............................................................       20 5/8          17 5/8           .4725
Fourth Quarter.............................................................       24 3/8          19               .4725

1997:
First Quarter..............................................................      $26 1/4         $23 1/2         $ .4725
Second Quarter.............................................................       27 11/16        24 3/4           .4725
Third Quarter..............................................................       28 7/8          25 5/8           .4725
Fourth Quarter.............................................................       28              23 7/8           .4725




            The last reported closing sale price on the NYSE on March 11, 1998 was $25.75 per share. As of March 11, 1998, there were 22,912,242 shares of Common Stock outstanding, held by 670 holders of record.


Distributions

            The Company has made consecutive quarterly distributions since the IPO. The indicated annual distribution rate was $1.89 per share of Common Stock based on the fourth quarter 1997 distribution. A portion of the Company's distribution may represent a non-taxable return of capital and/or a capital gain dividend. Approximately 65% of 1997 distributions of $1.89 per share of Common Stock were a non-taxable return of capital. There were no capital gain dividends in 1997. In 1998, the Company increased its annual distribution rate to $1.95 per share of common stock commencing with its April 1998 dividend. The Company's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, its financial condition, capital commitments, debt repayment schedules and such other factors, as the Board of Directors deems relevant.

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

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             THE MILLS CORPORATION
                                                     --------------------------------------------------------------------------
                                                                                                                FOR THE
                                                                                                                 PERIOD
                                                                                                              APRIL 22 TO
                                                                 YEAR ENDED DECEMBER 31,                      DECEMBER 31,
                                                       1997               1996                1995               1994
                                                       -----              -----               -----              -----
STATEMENT OF
OPERATIONS DATA:
REVENUES:
    Minimum rent                                     $      96,370      $       94,678     $       89,839      $       62,174
    Percentage rent                                          4,413               4,216              4,460               2,575
    Recoveries from tenants                                 47,350              45,761             44,267              28,283
    Other revenues                                           8,150               7,616              6,537               3,966
    Fee income                                               7,132               3,639              3,975               2,118
    Interest income                                          2,561               2,850              2,431               1,556
                                                     -------------     ---------------     --------------      --------------
                                                           165,976             158,760            151,509             100,672

EXPENSES:
    Recoverable from tenants                                42,025              41,308             39,299              26,002
    Other operating                                          5,720               6,170              5,231               3,069
    General and administrative                               9,506               8,725              7,808               5,272
    Interest expense                                        41,006              45,885             43,947              28,349
    Depreciation and amortization                           35,487              39,020             40,815              28,805
                                                     -------------     ---------------     --------------      --------------
                                                           133,744             141,108            137,100              91,497

Other income (expense)                                         567               1,073                859             (1,881)

Equity in earnings of
      unconsolidated joint ventures                          3,975               2,661                 --                  --
                                                     -------------     ---------------     --------------      --------------

Income (loss) before extraordinary items and
    minority interest                                       36,774              21,386             15,268               7,294
Extraordinary gain (loss) on debt
    extinguishment                                         (8,060)             (5,301)              (419)             (5,414)
                                                     -------------     ---------------     --------------      --------------
Income before minority interest                             28,714              16,085             14,849               1,880

Minority interest                                         (12,303)             (7,904)            (7,231)      $        (915)
                                                     -------------     ---------------     --------------      --------------

Net income (loss)                                    $      16,411     $        8,181      $       7,618       $          965
                                                     =============     ===============     ==============      ==============

EARNINGS PER COMMON SHARE - BASIC:
Income before extraordinary items                             0.98     $         0.64      $        0.46       $         0.22

Extraordinary loss on debt
    extinguishment                                           (0.22)             (0.16)             (0.01)               (0.16)
                                                     -------------     ---------------     --------------      --------------

Net income                                           $        0.76     $         0.48      $        0.45       $         0.06
                                                     =============     ===============     ==============      ==============

EARNINGS PER SHARE -DILUTED:

Income before extraordinary items                    $       0.97      $         0.64      $        0.46       $        0.22

Extraordinary loss on debt extinguishment                   (0.22)              (0.16)             (0.01)              (0.16)
                                                     -------------     ---------------     --------------      --------------
Net income                                           $        0.75     $         0.48      $        0.45       $         0.06
                                                     =============     ===============     ==============      ==============

Dividends declared per common share                  $        1.89     $         1.89      $        1.89       $         1.31
                                                     =============     ===============     ==============      ==============

Tax treatment of dividends (unaudited):
Ordinary income                                      $         .66     $         0.66      $        0.60       $         0.54
                                                     =============     ===============     ==============      ==============

Capital gains                                        $           -     $            -      $        0.06       $            -
                                                     =============     ===============     ==============      ==============

Return of capital                                    $        1.23     $         1.23      $        1.23       $         0.77
                                                     =============     ===============     ==============      ==============


                                                               THE MILLS ENTITIES
                                                    -------------------------------------
                                                      FOR THE
                                                       PERIOD
                                                     JANUARY 1          YEAR ENDED
                                                     TO APRIL 21,        DECEMBER 31,
                                                       1994                1993
                                                       -----               ----
STATEMENT OF
OPERATIONS DATA:
REVENUES:
    Minimum rent                                      $      25,970       $      78,134
    Percentage rent                                           1,366               5,143
    Recoveries from tenants                                  12,611              37,952
    Other revenues                                              976               2,863
    Fee income                                                  914               3,103
    Interest income                                             402               1,361
                                                      -------------       -------------
                                                             42,239             128,556

EXPENSES:
    Recoverable from tenants                                 11,578              35,184
    Other operating                                           3,629               4,460
    General and administrative                                3,031               6,125
    Interest expense                                         17,992              60,245
    Depreciation and amortization                            10,686              34,670
                                                      -------------       -------------
                                                             46,916             140,684

Other income (expense)                                          478                 565

Equity in earnings of
      unconsolidated joint ventures                              --                 --
                                                       ------------       ------------

Income (loss) before extraordinary items and
    minority interest                                        (4,199)           (11,563)
Extraordinary gain (loss) on debt
    extinguishment                                               46              3,225
                                                       ------------       ------------
Income before minority interest                              (4,153)            (8,338)

Minority interest                                                 --                --
                                                                  --                --

Net income (loss)                                      $     (4,153)       $    (8,338)
                                                       ============       ============

EARNINGS PER COMMON SHARE - BASIC:
Income before extraordinary items
Extraordinary loss on debt
    extinguishment


Net income


EARNINGS PER SHARE - DILUTED:

Income before extraordinary items

Extraordinary loss on debt extinguishment

Net income


Dividends declared per common share


Tax treatment of dividends (unaudited):
Ordinary income




Capital gains


Return of capital


                                                                               THE MILLS CORPORATION
                                                       ------------------------------------------------------------------------
                                                                                                                FOR THE
                                                                                                                 PERIOD
                                                                                                              APRIL 22 TO
                                                                    YEAR ENDED DECEMBER 31,                   DECEMBER 31,

                                                       1997               1996                1995               1994
                                                       -----              -----               -----              -----
OTHER DATA:
Cash flow provided by (used in):
    Operating activities                              $     80,273     $        63,262     $       61,823       $      34,095
    Investing activities                                   (74,837)            (67,468)           (58,474)           (146,613)
    Financing activities                                    13,500            ( 4,017)            (8,856)             116,301
Funds From Operations (2)                                   74,055              56,250             50,030
Distributions paid per share                                  1.89                1.89               1.89                1.31
    Weighted average shares outstanding
     -  Diluted                                             21,931              16,998             16,906              16,906
    Weighted average shares and Units
     Outstanding - Diluted                                  38,063              33,329             32,964              32,964
PORTFOLIO DATA:
    Total owned GLA at end of period (3)                    11,719               9,233              8,172               8,116
    Number of Properties at end of period                       18                  16                 15                  15


                                                                  THE MILLS ENTITIES
                                                      ---------------------------------------
                                                            FOR THE
                                                             PERIOD
                                                           JANUARY 1          YEAR ENDED
                                                          TO APRIL 21,        DECEMBER 31,
                                                             1994                1993
                                                             -----               ----
OTHER DATA:
Cash flow provided by (used in):
    Operating activities                                    $      10,975       $      16,347
    Investing activities                                           (3,635)            (43,299)
    Financing activities                                           (2,622)              31,712
Funds From Operations (2)                                             N/A                 N/A
Distributions paid per share                                          N/A                 N/A
    Weighted average shares outstanding
     -  Diluted                                                       N/A                 N/A
    Weighted average shares and Units
     Outstanding - Diluted                                            N/A                 N/A

PORTFOLIO DATA:
    Total owned GLA at end of period (3)                              N/A               7,736
    Number of Properties at end of period                             N/A                  14





                                                                              THE MILLS CORPORATION
                                                                              ---------------------

                                                                 YEAR ENDED DECEMBER 31,
                                                       1997               1996                1995
                                                       -----              -----               -----

BALANCE SHEET DATA:
    Investment in real estate assets (before
        accumulated depreciation)                   $    1,018,067     $       947,621      $     894,265
    Total assets                                           926,621             862,624            853,057
    Total mortgages, notes and loans
        payable                                            703,713             730,113            676,435
    Minority interest                                       68,955              43,975             66,839
    Total stockholders' equity/owners'
           deficit                                  $       99,024     $        45,525      $      70,408

                                                                   THE
                                                              MILLS ENTITIES
                                                              --------------

                                                          YEAR ENDED DECEMBER 31,
                                                         1994                1993
                                                         -----               ----

BALANCE SHEET DATA:
    Investment in real estate assets (before
        accumulated depreciation)                       $     855,049      $      760,757
    Total assets                                              853,889             749,472
    Total mortgages, notes and loans
        payable                                               631,976             780,523
    Minority interest                                          90,466                 N/A
    Total stockholders' equity/owners'
           deficit                                      $      95,295      $      (74,540)

================================================================================

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

(3)   Includes Grapevine Mills and Arizona Mills at 1.1 million square feet and
      1.2 million square feet, respectively, which upon completion of space for four anchor store tenants at Grapevine and two anchor store tenants at Arizona, will contain approximately 1.5 million and 1.2 million square feet of GLA, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.


Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

            Income before minority interest for the year ended December 31, 1997, increased by approximately $12.6 million (78.1%) to $28.7 million as compared to the year ended December 31, 1996. The net increase was the result of an increase in revenues of approximately $7.2 million (4.5%), a decrease in expenses of approximately $7.4 million (5.2%), a decrease in other income of $0.5 million, an increase in equity in earnings of unconsolidated joint ventures of $1.3 million, and an increase in the loss on debt extinguishment of $2.8 million.

Revenues:

            Minimum rent for the year ended December 31, 1997, increased approximately $1.7 million (1.8%) compared to the year ended December 31, 1996. The increase was primarily due to higher lease renewal rates across the properties and ground rents earned from the partnership that is developing the Sawgrass Mills expansion.

            Recoveries from tenants for the year ended December 31, 1997, increased $1.6 million (3.5%) compared to the year ended December 31, 1996. The increase was due to the increased billing rates relating to the increase in recoverable expenses (see below) and increased billings from tenants converting from gross deals to net during 1997.

           Other revenues for the year ended December 31, 1997, increased approximately $0.5 million (7.0%) compared to the year ended December 31, 1996. The increase was primarily due to greater income from the Company's pushcart and kiosk program, and increases in income from tenants who occupy spaces on a temporary basis.

            Fee income for the year ended December 31, 1997, increased $3.5 million (96.0%) compared to the year ended December 31, 1996 as a result of additional development and management fees relating to the joint ventures. During the year ended December 31, 1996, the Company earned development-related fees from one project under development (Ontario Mills) and management fees for the 1.5 months that the project was open during 1996. During the year ended December 31, 1997, the Company earned development related fees of $4.9 million from three projects (Ontario Mills, Grapevine Mills and City Mills) and management fees of $0.9 million from three projects (Ontario Mills, Grapevine Mills and Arizona Mills).

Expenses:

            Recoverable from tenant expense for the year ended December 31, 1997 increased $0.7 million (1.7%) compared with the year ended December 31, 1996. The increase is due to an increase in operating expenses due to inflation.

            General and administrative expenses for the year ended December 31, 1997, increased by $0.8 million (9.0%) compared to the year ended December 31, 1996. The increase is due to additional personnel required for expanding operations (i.e. predevelopment and operating) and legal and due diligence costs associated with international development activity.

            Interest expense decreased by approximately $4.9 million (10.6%) for the year ended December 31, 1997, compared to the year ended December 31, 1996. This decrease was primarily due to lower interest rates resulting from various refinancing and lower average debt balances resulting from the paydown of debt with the proceeds of the March 1997 equity offering.

            Depreciation and amortization decreased $3.5 million (9.1%) for the year ended December 31, 1997, compared to the year ended December 31, 1996. The decrease was due to a decrease in amortization of loan costs resulting from refinancing the debt secured by Potomac Mills and Gurnee Mills in 1996 and a decrease in depreciation relating to assets reaching the end of their depreciable lives, offset by additional amortization of tenant improvements and allowances associated with the remerchandising of existing Mills.

            Other income for the year ended December 31, 1997, decreased $0.5 million (47.2%) compared with the year ended December 31, 1996. The decrease was due to a decrease in gain on land sales.

            Equity in earnings of unconsolidated entities increased $1.3 million (49.4%) for the year ended December 31, 1997, compared with the year ended December 31, 1996. The increase is primarily due to Ontario Mills being in operation for all of 1997 versus two months during 1996 and the openings of Grapevine and Arizona Mills in the fourth quarter of 1997.

            The extraordinary loss on debt extinguishment for the year ended December 31, 1997 increased $2.8 million compared to the year ended December 31, 1996. In 1997, $8.1 million of unamortized deferred financing costs were written off due to the Franklin Mills refinancing versus a $5.3 million write-off of deferred financing costs for Potomac Mills and Gurnee Mills refinancing which occurred in 1996.


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

Expenses:

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


LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 1997, the Company's balance of cash and cash equivalents was $25.3 million, not including its proportionate share of cash held in unconsolidated entities. In addition to its cash reserves, the Company had $19.0 million available under its Line of Credit, and $15.0 million available under its Sawgrass D Tranche Certificate.

                                                                                                                          AMOUNT
                                                                                                                        OUTSTANDING
NATURE OF FACILITY                                  MATURITY    INTEREST RATE          TERMS         TOTAL FACILITY     AT 12/31/97
------------------                                  --------    -------------          -----         --------------     -----------
Line of Credit.................................     10/31/98    LIBOR + 3.00%      Interest Only         $   60,000     $   41,000

Sawgrass D Tranche Certificate.................     01/18/01    LIBOR + 4.30%      Interest Only             15,000              -
                                                                                                     --------------     ----------
                                                                                                         $   75,000     $   41,000
                                                                                                     --------------     ----------



            The amounts available under the Line of Credit are subject to certain performance measurements and restrictive covenants. The Company was in compliance with the applicable covenants at December 31, 1997.

            Financing Activities. During 1996 and 1997, the Company completed various financing and refinancing activities which extended the weighted average remaining term of the Company's total indebtedness from 3.5 years at December 1995 to 5.2 years at December 31, 1997, while maintaining investment-grade interest rates (7.2% weighted average interest rate at December 31, 1997).

            On July 15, 1997, the Company increased the funds available under the line of credit facility from $40.0 million to $60.0 million. Presently, the Company is negotiating with a separate lender to refinance this line with a larger facility of up to $100.0 million with a lower interest rate.

            On May 5, 1997, loans totaling $165.8 million secured by Franklin Mills and Liberty Plaza were refinanced with proceeds of new borrowings of a new $110.0 million mortgage loan and funds from a March 1997 stock issuance (see below). The mortgage loan bears interest at 7.88% and amortizes over thirty years with a balloon payment in May 2007. The new loan can be increased to $165.0 million through May 4, 1998, subject to certain financial requirements relating to increases above $130.0 million. On August 8, 1997, the Company borrowed an additional $20.0 million under this loan to bring the total proceeds to $130.0 million. This $20.0 million tranche bears interest at 7.44% and amortizes over thirty years with a balloon payment in May 2007.

            Effective October 28, 1996, the Company filed a universal shelf registration statement on Form S-3 to offer a maximum of $250 million of common stock, preferred stock and common stock warrants. Pursuant to this shelf registration, the Company sold a total of 5,175,000 shares of Common Stock on March 19, 1997. On March 21, 1997, the Company sold an additional 150,000 shares of its common stock to its underwriters to cover a portion of their short position resulting from their over-allotments in connection with the March 19, 1997 offering. The net proceeds of these issuances of $121.8 million were contributed to the Operating Partnership and were used to repay debt, including $17.8 million outstanding under the line of credit, $10.6 million outstanding under the previously outstanding Revolving Master Repurchase Agreement and $55.0 million of prior loans secured by the Franklin Mills and Liberty Plaza projects in connection with the refinancing discussed above. The balance of the proceeds was used to fund development costs.

            The Company had consolidated debt of approximately $703.7 million at December 31, 1997 of which $616.0 million was fixed-rate debt and $87.7 million was variable-rate debt. Scheduled principal repayments of consolidated indebtedness through 2000 are $101.0 million with $602.7 million due thereafter. The Company expects to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances. The Company's pro rata share of unconsolidated joint venture debt at December 31, 1997 was $146.9 million (net of tax increment financing), of which it had guaranteed $100.9 million ($56.0 million of this $100.9 million is also guaranteed jointly and severally by other joint venture partners).

            The Company's ratio of debt-to-total market capitalization was 42.5% and 47.9% at December 31, 1997 and December 31, 1996, respectively. If the Company's pro-rata share of indebtedness of all unconsolidated joint venture properties were included, the ratio of debt-to-total market capitalization would be 47.2% and 49.3%, respectively.

            Development, Remerchandising and Expansion. The Company is involved in the following development, remerchandising and expansion efforts:

            Grapevine Mills opened on October 30, 1997, and Arizona Mills opened November 20, 1997. Unfunded construction loans and loan commitments, aggregating approximately $42.9 million are considered adequate to fund the remaining development efforts for these projects. Equity commitments from the Company's joint venture partners and the Company have been fully funded.

            At least six Mills projects are planned to be completed in the next several years, including City Mills, Katy Mills, Concord Mills, Opry Mills, Vaughan Mills and Meadowlands Mills. City Mills is scheduled to open in the fourth quarter of 1998. Kan Am has committed to fund all of the equity required for this project ($60.0 million) by the second quarter of 1998. The partnership has also obtained a $136.0 million loan commitment for this project. Concord Mills and Katy Mills are scheduled to open in the second half of 1999. These projects will be financed principally with external borrowings and other equity contributions from joint venture partners and the Operating Partnership. The Company anticipates that the Operating Partnership's required future equity requirements for Concord Mills and Katy Mills may total as much as $60 million in the aggregate of which $23.4 million had been funded at December 31, 1997.

            During 1997, the Company announced plans to develop Opry Mills, an entertainment/retail center located adjacent to the Grand Ole Opry and the Opryland Hotel Convention Center. The project will be developed through a joint venture with Gaylord Entertainment. In February 1998, the Company announced that it had secured a site in Toronto, Canada to develop Vaughan Mills, the first Mills project to be developed outside of the United States. This project will be developed through a joint venture with Cambridge. The Company also expects to commence development of Meadowlands Mills in 1999. Kan Am has committed to contribute two-thirds of the equity for a one-third ownership interest in this project. At December 31, 1997, Kan Am had contributed $13.0 million of equity to this project. The Company anticipates that the Operating Partnership's required future equity requirements for these three projects may exceed $100.0 million of which approximately $13.0 million had been funded at December 31, 1997.
The Company is also conducting due diligence on several other proposed sites, including evaluating sites in North Aurora, Illinois (Chicago), Atlanta, Georgia, South Weymouth, Massachusetts. The Company has also formed alliances with Cambridge to study multiple sites in Canada and with Tishman-Speyer for other international sites.

            The Company is planning expansions of Potomac Mills and Sawgrass Mills and is in the process of completing its remerchandising and expansion of Franklin Mills and Gurnee Mills. At December 31, 1997, the Company had spent approximately $42.0 million on these projects and anticipates spending approximately $85.0 million during the next two years. Completion of these projects will be financed with external borrowings, equity contributions from Kan Am and other potential equity issuances. At December 31, 1997, the operating partnership's remaining equity funding requirements associated with the remerchandising programs are estimated at approximately $30.0 million.

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

            As a potential source of additional longer-term capital, the Company is exploring the possible repositioning of its community center portfolio in a way that will facilitate a sale of these assets over a period of time, as capital is needed. Such repositioning may include the contribution of these assets into another real estate company for stock (or other forms of ownership) with the intent of liquidating the stock over a period of two to four years. In addition to providing the Company with a new source of development capital, the disposition will allow management to focus on its main retail products.

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


CASH FLOWS

            Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996. Net cash provided by operating activities increased $17.0 million, or 26.9% to $80.3 million for the year ended December 31, 1997, as compared to $63.3 million for the year ended December 31, 1996 primarily due to increased rental revenues and decreased interest expense. Net cash used in investing activities increased $7.4 million, or 10.9% to $74.8 million for the year ended December 31, 1997 as compared to $67.5 million for the year ended December 31, 1996, primarily as a result of capital invested by the Company for real estate and development assets. Net cash provided by financing activities increased $17.5 million, or 436.1% to $13.5 million for the year ended December 31, 1997 as compared to cash used in financing activities in the amount of $4.0 million for the year ended December 31, 1996, primarily due to proceeds generated from the 1997 equity offering offset by a reduction in the amount of debt refinancings between 1997 and 1996.

             Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995. Net cash provided by operating activities increased $1.4 million, or 2.3%, to $63.2 million for the year ended December 31, 1996 as compared to $61.8 million for the year ended December 31, 1995. Net cash used in investing activities increased $9.0 million, or 15.4%, to $67.5 million for the year ended December 31, 1996, as compared to $58.5 million for the year ended December 31, 1995, primarily as a result of decreased expenditures for real estate and development assets. Net cash used in financing activities decreased $4.8 million, or 54.6%, to $4.0 million for the year ended December 31, 1996, as compared to $8.8 million for the year ended December 31, 1995, primarily as a result of a decrease in net borrowings.


FUNDS FROM OPERATIONS


            The Company generally considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO as defined by NAREIT means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

            FFO for the year ended December 31, 1997, increased to $74.1 million compared to $56.3 million for the comparable period in 1996. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:


                                                                                                            YEAR ENDED
                                                                                                           DECEMBER 31,
                                                                                                      1997             1996
                                                                                                      ----             ----
                                                                                                      (DOLLARS IN THOUSANDS)

Funds From Operations Calculation:
    Income before extraordinary item and minority interest                                           $    36,774     $     21,386
    Adjustments:

    Add: Depreciation and amortization of real estate assets                                              32,361           33,501
    Add: Adjustment for real estate depreciation and amortization of unconsolidated affiliates             4,523              561
    Add:  Loss on sale of furniture, fixtures and equipment                                                   -               802

    Add: Extraordinary loss on debt extinguishment of unconsolidated joint ventures                         397                -
                                                                                                    ------------     ------------
    Funds From Operations........................................................................   $     74,055     $     56,250
                                                                                                    ============     ============

================================================================================


SEASONALITY

            The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the Christmas season. As a result, a substantial portion of the percentage rents is not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of the temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and FFO, although accruing minimum and percentage rents on a straight-line basis during the year in accordance with GAAP largely mitigates this impact.

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

IMPLICATIONS OF YEAR 2000

            The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's internal computer software that has time-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities

            The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to calendar year 2000. As such, the Company has taken steps to identify potential areas of risk and has begun addressing these in its planning, purchasing and daily operations. The total cost of converting all internal systems, equipment and operations for the year 2000 has not been fully quantified, but it is not expected to be a material cost to the Company. However, no such estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000.

SUMMARY OF OUTSTANDING INDEBTEDNESS


            As of December 31, 1997, the Company had outstanding indebtedness in an aggregate amount of approximately $703.7 million (excluding its pro rata share of unconsolidated joint venture debt) as set forth below:

                                                                                                                     Earliest date
                             Principal      Interest                                    Maturity       Annual Debt   at which debt
Mortgage/Loan:                Balance      Rate Type         Annual Interest Rate         Date          Service      can be repaid
-------------                 -------      ---------         --------------------         ----          -------      -------------
                                                           (Dollars in thousands)
Potomac Mills/ Gurnee
    Mills:
    Tranche A...........         $209,117  Fixed             6.905%                      12/17/26  (1)  $14,438         (2)
    Tranche B...........           27,000  Fixed             7.021%                      12/17/26  (1)    1,896         (2)
    Tranche C...........           15,000  Fixed             7.235%                      12/17/26  (1)    1,085         (2)
    Tranche D...........           30,000  Fixed             7.701%                      12/17/26  (1)    2,310         (2)
Franklin Mills/
Liberty Plaza:
    Tranche A                     109,495  Fixed             7.882%                       6/01/27  (3)    8,630         (4)
    Mortgage Loan                  20,000  Fixed             7.440%                       6/01/27  (3)    1,488         (4)
Sawgrass Mills:
    Tranche A...........          115,000  Fixed             6.450%                       1/18/01         7,418         (5)
                                   10,000  Variable with
    Tranche B...........                   cap               85 bp over LIBOR (6)         1/18/01           657       (5),(7)
                                   20,000  Variable with
    Tranche C...........                   cap               230 bp over LIBOR(6)         1/18/01         1,604       (5),(7)
Sawgrass Mills-
Phase II................           12,000  Variable          235 bp over LIBOR            7/31/98           968       (7),(8)
Western Hills...........           14,949  Fixed             7.675%                       1/01/99         1,140         (9)
9 Community Centers.....           71,943  Fixed             7.160%                       1/31/01         5,151         (10)
Operating P'ship                    1,109  Fixed             8.250%                      10/31/00            92         (12)
Operating P'ship                    2,400  Fixed             6.150%                       7/15/98           148         (12)
Line of Credit..........           41,000  Variable          300 bp over LIBOR           10/31/98         3,575      (8), (11)
Sawgrass Residual                   4,700  Variable          165 bp over LIBOR            1/18/01           347         (13)
                               ----------                                                              --------

        Total...........        $ 703,713                                                               $50,947
                                =========                                                               =======


(1) This indebtedness is a 30-year amortizing loan with an anticipated balloon payment on December 18, 2003. In the event the mortgage loan is not repaid by the anticipated balloon repayment date, the annual interest rate for each tranche will be increased by 2% per annum in excess of the stated interest rate. In addition, excess cash flow available after payment of the increased interest rate and scheduled amortization will be used to reduce the principal balance of the loan. Principal repayments are based on the scheduled amortization, assuming a 7% mortgage interest rate, over a 30 year period, with the monthly amortization payments being applied sequentially, beginning with Tranche A to reduce the principal balance.
(2) Optional payments of principal are not permitted prior to December 17, 1999. After such date, prepayments, in whole or in part, are permitted upon at least 15 days notice. In addition, the Company is required to pay a prepayment penalty equal to the greater of (i) 1% of the remaining principal balance or (ii) a yield preservation payment. Generally, yield preservation payments are intended to compensate the lender for the total amount of interest it would have earned on the indebtedness but for the repayment, less the amount of interest that the lender could earn if it invested the repayment amount in United States Treasury obligations or other similar securities from the date of repayment through the maturity date of the indebtedness.
(3) This indebtedness is a 30-year amortizing loan with an anticipated balloon repayment on May 5, 2007. In the event the mortgage loan is not repaid by the anticipated balloon repayment date, the annual interest rate will be increased by 5% per annum in excess of the stated interest rate. In addition, excess cash flow available after payment of the increased interest rate and scheduled amortization will be used to reduce the principal balance of the loan. The loan balance can be increased to $165,000 through August 5, 1998, subject to certain financial requirements relating to increases over $130,000. The loan amount was increased to $130,000 on August 8, 1997 from $110,000.

(4) This indebtedness may be prepaid, without a prepayment penalty, beginning 180 days prior to May 5, 2007. Prior to that date, there is no right to prepay the indebtedness, except that $12.5 million of the principal balance, which has been allocated to the Liberty Plaza shopping center, may be defeased through the establishment of defeasance collateral (which may include government or agency securities that have the full faith and credit of the United Stated government).

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

(7) Calculated using 30-day LIBOR at 5.72%, which was the rate at December 31, 1997.

(8)   Prepayable, in whole or in part, at any time without prepayment penalty.

(9) This indebtedness may be prepaid, in whole or in part, upon 30 days notice to the lender and the payment of a prepayment penalty. The penalty percentage due on prepayment at any time during the first six months after December 1, 1996 is 3% of the outstanding principal amount. Thereafter, the penalty decreases by 0.5% per six month period to a minimum of 1.5%. During the last three months of its term, the indebtedness may be prepaid without penalty.

(10) Prepayable, in whole or in part, at any time, upon 60 days prior notice to the lender. Only in the case of a partial prepayment is the Company required to pay a prepayment penalty, which would equal the greater of (i) 1% of the principal balance or (ii), a yield preservation payment.

(11) The total commitment under the Line of Credit is $60,000. Funds are available subject to certain performance measures and restrictive covenants.

(12) Primarily corporate debt with maturities under one year. Prepayable, in whole or in part, at any time without prepayment penalty.

(13) Prepayable, in whole or in part, at any time, upon 3 days prior notice to lender without prepayment penalty.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Reference is made to the index to Financial Statements and Schedule in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The directors and executive officers of the Company and their positions and offices are set forth in the following table:

   NAME                                                         AGE                  POSITIONS AND OFFICES HELD
   ----                                                         ---                  --------------------------
Laurence C. Siegel..........................................  45  Chairman of the Board, Chief Executive Officer and Director
Peter B. McMillan...........................................  50  President, Chief Operating Officer and Director
Dietrich von Boetticher.....................................  56  Vice Chairman and Director
John M. Ingram..............................................  62  Vice Chairman and Director
Charles R. Black, Jr........................................  50  Director
James C. Braithwaite........................................  57  Director
The Hon. Joseph B. Gildenhorn...............................  69  Director
Peter A. Gordon.............................................  55  Director
Harry H. Nick...............................................  56  Director
Franz von Perfall...........................................  56  Director
Robert P. Pincus............................................  51  Director
James F. Dausch.............................................  54  Director and Executive Vice President - Development
Judith S. Berson............................................  54  Executive Vice President - Leasing
Kent S. Digby...............................................  45  Executive Vice President - Management and Marketing
Kenneth R. Parent...........................................  37  Executive Vice President and Chief Financial Officer
Thomas E. Frost.............................................  45  Senior Vice President, General Counsel and Secretary
Thomas M. Hindert...........................................  44  Senior Vice President - Planning, Pre-development and Acquisition
Steven J. Jacobsen..........................................  42  Senior Vice President - Development
James P. Whitcome...........................................  51  Senior Vice President - Capital Services
Mark J. Rivers..............................................  33  Senior Vice President - Leasing


            Biographical summaries of the directors and executive officers of the Company are included under the caption "Board of Directors" and "Executive Officers," respectively, in the Company's proxy statement for the 1998 Annual Meeting of Shareholders and are incorporated herein by reference. Information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

            Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Compensation of Directors" and "Executive Compensation" in the Company's proxy statement for the 1998 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Voting Securities and Principal Holders Thereof" in the Company's proxy statement for the 1998 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN TRANSACTIONS WITH RELATED PARTIES

            Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Transactions" in the Company's proxy statement for the 1998 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS AND FORM 8-K

14(a)(1) AND (2)        FINANCIAL STATEMENTS AND SCHEDULE

                        THE MILLS CORPORATION                                                                           Page

                                    Report of Independent Auditors                                                      F-1
                                    Consolidated Balance Sheets                                                         F-2
                                    Consolidated Statements of Operations                                               F-3
                                    Consolidated Statements of  Stockholders' Equity                                    F-4
                                    Consolidated Statements of Cash Flows                                               F-5
                                    Notes to Consolidated Financial Statements                                          F-6

                        FINANCIAL STATEMENT SCHEDULES

                                    Schedule III - Schedule of Consolidated Real Estate and
                                    Accumulated Depreciation                                                            F-19
                                    Notes to Schedule III                                                               F-20

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

                        14(a)(3)                EXHIBITS




            NUMBER  EXHIBIT
            ------  -------
               1.1  None

               2.1  None

              +3.1  Amended and Restated Certificate of Incorporation of the Company.

              +3.2  Amended and Restated Bylaws of the Company

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

             **4.3  Non-Affiliate Registration Rights and Lock-Up Agreement

             **4.4  Affiliate Registration Rights and Lock-Up Agreement

             *10.1  Form of Employee Non-Compete/Employment Agreements

            ++10.2  1994 Executive Equity Incentive Plan

            NUMBER  EXHIBIT
            ------  -------
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

            NUMBER  EXHIBIT
            ------  -------
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

            NUMBER  EXHIBIT
            ------  -------
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

      *******10.62  First Amendment dated as of July 15, 1997 to Credit Agreement dated as of
                    October 28, 1996 among The Mills Corporation, The Mills Limited Partnership,
                    Sawgrass Mills Phase II Limited Partnership, Sunrise Mills (MLP) Limited
                    Partnership and Credit Suisse First Boston Mortgage Capital Corp.

         *******11  Statement Re:  Computation of Per Share Earnings.

              21.1  List of Subsidiaries of the Registrant

                23  Consent of Ernst & Young LLP


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

***** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

****** Incorporated by reference to the Registrant's Quarterly Report on Form
       10-Q for the third quarter ended September 30, 1996

*******Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

+ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1997.

++ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1997.

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

14(D)       FINANCIAL STATEMENTS

      Schedule III - Schedule of Consolidated Real Estate and Accumulated Depreciation

            Notes to Schedule III.

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March ___, 1998.


                                         THE MILLS CORPORATION,
                                         a Delaware corporation
                                         By:
                                                  Laurence C. Siegel
                                                  Chairman of the Board of
                                                  Directors, Chief Executive
                                                  Officer and Director


            Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities indicated below on March ___, 1998:

                             Name                                            Title
                             ----                                            -----




/s/ LAURENCE C. SIEGEL
--------------------------------                               Chairman of the Board, Chief Executive Officer and Director
Laurence C. Siegel                                             (principal executive officer)


/s/ PETER B. MCMILLAN
-------------------------------                                President, Chief Operating Officer and Director
Peter B. McMillan

/s/ JAMES F. DAUSCH
-------------------------------                                Executive Vice-President - Development and Director
James F. Dausch

/s/ KENNETH R. PARENT
-------------------------------                                Executive Vice President and Chief Financial Officer (principal
Kenneth R. Parent                                              financial officer and principal accounting officer)


/s/ DIETRICH VON BOETTICHER
-------------------------------                                Vice Chairman and Director
Dietrich von Boetticher

/s/ JOHN M. INGRAM
-------------------------------                                Vice Chairman and Director
John M. Ingram


/s/ CHARLES R. BLACK, JR.
-------------------------------                                Director
Charles R. Black, Jr.


/s/ JAMES C. BRAITHWAITE
--------------------------------                               Director
James C. Braithwaite



--------------------------------                               Director
Harry H. Nick

/s/ JOSEPH B. GILDENHORN
--------------------------------                               Director
Joseph B. Gildenhorn

/s/ PETER A. GORDON
--------------------------------                               Director
Peter A. Gordon

/s/ FRANZ VON PERFALL
--------------------------------                               Director
Franz von Perfall

/s/ ROBERT P. PINCUS
--------------------------------                               Director
Robert P. Pincus

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
The Mills Corporation

We have audited the accompanying consolidated balance sheets of The Mills Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of The Mills Corporation. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Mills Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                       ERNST & YOUNG LLP

Washington, D.C.
February 16, 1998, except for the
   the first paragraph of Note 10, as
   to which the date is March 3, 1998.

                             THE MILLS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                              DECEMBER 31,
                                                                     1997                      1996
                                                                  ----------                ----------
ASSETS
Income producing property:
   Land and land improvements                                     $  167,409                $  164,420
   Building and improvements                                         703,805                   662,469
   Furniture, fixtures and equipment                                  25,253                    22,221
   Less:  accumulated depreciation and amortization                 (206,357)                 (179,658)
                                                                  ----------                ----------
Total income producing property                                      690,110                   669,452

Land held for investment and/or sale                                   7,397                     3,564
Construction in progress                                              18,904                    28,259
Investment in unconsolidated joint ventures                           95,299                    66,688
                                                                  ----------                ----------
Total real estate and development assets                             811,710                   767,963

Cash and cash equivalents                                             25,263                     6,327
Restricted cash                                                       15,623                    13,215
Accounts receivable                                                   21,078                    19,165
Notes receivable                                                       6,733                     7,167
Deferred costs, net                                                   43,654                    45,655
Other assets                                                           2,560                     3,132
                                                                  ----------                ----------

TOTAL ASSETS                                                      $  926,621                $  862,624
                                                                  ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes, and loans payable                               $  703,713                $  730,113
Accounts payable and other liabilities                                54,929                    43,011
                                                                  ----------                ----------
Total liabilities                                                    758,642                   773,124

Minority interests                                                    68,955                    43,975

Stockholders' equity:
   Common stock $.01 par value, authorized 100,000,000 shares, issued and outstanding 22,912,242 and 16,907,164 shares in
   1997 and 1996, respectively                                           229                       169
   Additional paid-in capital                                        436,639                   309,813
   Accumulated deficit                                              (337,142)                 (264,457)
   Deferred compensation                                                (702)                        -
                                                                  ----------                ----------
Total stockholders' equity                                            99,024                    45,525
                                                                  ----------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  926,621                $  862,624
                                                                  ==========                ==========


See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED DECEMBER 31,
                                                                     1997             1996            1995
                                                                 -----------       ----------      ----------
REVENUES:
   Minimum rent                                                  $    96,370       $   94,678      $   89,839
   Percentage rents                                                    4,413            4,216           4,460
   Recoveries from tenants                                            47,350           45,761          44,267
   Other revenue                                                       8,150            7,616           6,537
   Fee income                                                          7,132            3,639           3,975
   Interest income                                                     2,561            2,850           2,431
                                                                 -----------       ----------      ----------
                                                                     165,976          158,760         151,509
EXPENSES:
   Recoverable from tenants                                           42,025           41,308          39,299
   Other operating                                                     5,720            6,170           5,231
   General and administrative                                          9,506            8,725           7,808
   Interest expense                                                   41,006           45,885          43,947
   Depreciation and amortization                                      35,487           39,020          40,815
                                                                 -----------       ----------      ----------
                                                                     133,744          141,108         137,100

Other income                                                             567            1,073             859

Equity in earnings of unconsolidated joint ventures                    3,975            2,661               -
                                                                 -----------       ----------      ----------

Income before extraordinary item
   and minority interests                                             36,774           21,386          15,268

Extraordinary loss on debt extinguishment                             (8,060)          (5,301)           (419)
                                                                 -----------       ----------      ----------

Income before minority interests                                      28,714           16,085          14,849

Minority interests                                                   (12,303)          (7,904)         (7,231)
                                                                 -----------       ----------      ----------

Net income                                                       $    16,411       $    8,181      $    7,618
                                                                 ===========       ==========      ==========

EARNINGS PER COMMON SHARE - BASIC:  (NOTE 2)

Income before extraordinary items                                $       .98       $      .64      $      .46

Extraordinary loss on debt extinguishment                               (.22)            (.16)           (.01)
                                                                 -----------       ----------      ----------

Net income                                                       $       .76       $      .48      $      .45
                                                                 ===========       ==========      ==========

EARNINGS PER SHARE - DILUTED:  (NOTE 2)

Income before extraordinary items                                $       .97       $      .64      $      .46

Extraordinary loss on debt extinguishment                               (.22)            (.16)           (.01)
                                                                 -----------       ----------      ----------

Net income                                                       $       .75       $      .48      $      .45
                                                                 ===========       ==========      ==========

Dividends declared per common share                              $      1.89       $     1.89      $     1.89
                                                                 ===========       ==========      ==========

Tax treatment of dividends (unaudited):
Ordinary income                                                  $       .66       $      .66      $      .60
                                                                 ===========       ==========      ==========

Capital gains                                                    $         -       $        -      $      .06
                                                                 ===========       ==========      ==========

Return of capital                                                $      1.23       $     1.23      $     1.23
                                                                 ===========       ==========      ==========

See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                  COMMON
                                                  STOCK             PAR          ADDITIONAL
                                                 (SHARES)          VALUE       PAID-IN CAPITAL
                                                 --------         -------      ---------------
Balance, December 31, 1994                       $ 16,906         $  169         $  309,813

REIT formation settlement adjustments                   -              -                  -
Dividends declared                                      -              -                  -
Net income                                              -              -                  -
                                                 --------         ------         ----------

Balance, December 31, 1995                         16,906            169            309,813

Conversion of operating partnership units               1              -                  -
Change in ownership - Note 1                            -              -                  -
REIT formation settlement adjustments                   -              -                  -
Dividends declared                                      -              -                  -
Net income                                              -              -                  -
                                                 --------         ------         ----------

Balance, December 31, 1996                         16,907            169            309,813

Net proceeds from additional
   equity offering                                  5,325             53            121,757
Restricted stock incentive program                     60              1              1,066
Amortization of stock incentive                         -              -                  -
Units exchanged for common stock                      572              6              2,981
Dividends declared                                      -              -                  -
Net income                                              -              -                  -
Exercise of stock options and other                    48              -              1,022
Adjustment to minority interest (Note 2)                -              -                  -
                                                 --------         ------         ----------

Balance, December 31, 1997                       $ 22,912         $  229         $  436,639
                                                 ========         ======         ==========

                                                  ACCUMULATED       DEFERRED
                                                    DEFICIT       COMPENSATION       TOTAL
                                                 -------------    ------------    -----------
Balance, December 31, 1994                       $  (214,687)     $      -        $   95,295

REIT formation settlement adjustments                   (553)            -              (553)
Dividends declared                                   (31,952)            -           (31,952)
Net income                                             7,618             -             7,618
                                                 -----------      --------        ----------

Balance, December 31, 1995                          (239,574)            -            70,408

Conversion of operating partnership units                  -             -                 -
Change in ownership - Note 1                            (596)            -              (596)
REIT formation settlement adjustments                   (516)            -              (516)
Dividends declared                                   (31,952)            -           (31,952)
Net income                                             8,181             -             8,181
                                                 -----------      --------        ----------

Balance, December 31, 1996                          (264,457)            -            45,525

Net proceeds from additional
   equity offering                                         -             -           121,810
Restricted stock incentive program                         -        (1,067)                -
Amortization of stock incentive                            -           365               365
Units exchanged for common stock                      (2,987)            -                 -
Dividends declared                                   (42,924)            -           (42,924)
Net income                                            16,411             -            16,411
Exercise of stock options and other                        -             -             1,022
Adjustment to minority interest (Note 2)             (43,185)            -           (43,185)
                                                 -----------      --------        ----------

Balance, December 31, 1997                       $  (337,142)     $   (702)       $   99,024
                                                 ===========      ========        ==========


See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                             YEAR ENDED DECEMBER 31,
                                                                      1997             1996           1995
                                                                  -----------      -----------     -----------
OPERATING ACTIVITIES:
Income before minority interest                                   $   28,714       $   16,085      $   14,849
Adjustments to reconcile income before minority
   interest to net cash provided by operating activities:
      Net accretion of note receivable                                  (700)            (700)           (700)
      Depreciation and amortization                                   36,752           42,816          44,618
      Provision for losses on accounts receivable                        591              441             848
      Equity in earnings of unconsolidated joint ventures             (3,975)          (2,661)              -
      Net gain on sales of property                                     (992)          (1,048)         (1,709)
      Extraordinary loss on debt extinguishment                        8,060            5,301             419
      Other                                                              225                -               -
      Other changes in assets and liabilities:
         Increase in accounts receivable                              (2,212)          (2,458)         (1,135)
         Decrease in notes receivable                                  1,134              890           1,361
         Decrease in other assets                                        380              242           1,042
         Increase in accounts payable
            and other liabilities                                     12,296            4,354           2,230
                                                                  ----------       ----------      ----------

Net cash provided by operating activities                             80,273           63,262          61,823

INVESTING ACTIVITIES:
Investment in real estate and development assets                     (94,416)         (56,768)        (58,541)
Distributions received from unconsolidated joint ventures             29,278                -               -
Proceeds from sale of property                                         4,316            5,060           6,327
Deferred costs                                                       (14,015)         (15,760)         (6,260)
                                                                  ----------       ----------      ----------
Net cash used in investing activities                                (74,837)         (67,468)        (58,474)

FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable                     196,482          423,029          85,233
Repayments of mortgages, notes and loans payable                    (227,582)        (369,351)        (26,193)
Refinancing costs                                                     (2,054)               -               -
Funding from affiliates                                                    -                -             834
Restricted cash                                                       (2,408)           6,139          (6,434)
Net proceeds from common stock offering                              121,810              -                 -
Dividends                                                            (42,924)         (31,952)        (31,952)
Distributions                                                        (30,506)         (31,882)        (30,344)
Proceeds from exercise of stock options                                  682                -               -
                                                                  ----------       ----------      ----------
Net cash provided by (used in) financing activities                   13,500           (4,017)         (8,856)
                                                                  ----------       ----------      ----------

Net increase (decrease) in cash and cash equivalents                  18,936           (8,223)         (5,507)
Cash and cash equivalents at beginning of year                         6,327           14,550          20,057
                                                                  ----------       ----------      ----------
Cash and cash equivalents at end of year                          $   25,263       $    6,327      $   14,550
                                                                  ==========       ==========      ==========

Supplemental disclosures of cash flow information:
Cash paid for interest                                            $   47,953       $   52,956      $   49,974
                                                                  ==========       ==========      ==========


See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

The Mills Corporation (the "Company") is a fully-integrated, self-managed real estate investment trust ("REIT").

The Company conducts all of its business through The Mills Limited Partnership ("the Operating Partnership"), in which it owns, as of December 31, 1997, a 1% interest as the sole general partner and a 57.95% interest as a limited
partner.   The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment. leasing, acquisition, expansion, and management of super-regional, value and entertainment-oriented outlet malls (the "Mills") and community shopping centers (the "Community Centers"). As of December 31, 1997, the Operating Partnership owns or holds an interest in the following operating properties:


         MILLS                                   LOCATION
         -----                                   --------

         Franklin Mills                          Philadelphia, PA
         Gurnee Mills                            Gurnee, IL (Chicago)
         Potomac Mills                           Woodbridge, VA (Washington, DC)
         Sawgrass Mills                          Sunrise, FL (Ft. Lauderdale)
         Ontario Mills                           Ontario, CA (Los Angeles)
         Grapevine Mills                         (Dallas/Fort Worth)
         Arizona Mills                           (Tempe/Phoenix)


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

BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly-owned or controlled by the Operating Partnership, as well as its wholly-owned subsidiaries Mills Management LLC ("Mills Management") and Management Associates

                             THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)


Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the Mills Services Corporation ("MSC"), an entity formed in connection with the Company's initial public offering ("the Offering") to provide development, management, leasing and financing services to the Company and other entities owned by affiliates of the Company. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's ownership in certain Mills operating properties, as well as certain properties under development are through investments in the partnerships (that own Ontario Mills, Ontario Mills Residual, Grapevine Mills, Grapevine Mills Residual, Arizona Mills, Sawgrass Mills Phase III, City Mills, Concord Mills and Meadowlands Mills). Such investments are accounted for using the equity method of accounting (see Note 4).

All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME PRODUCING PROPERTY

Income producing property is stated at the lower of cost or fair value and includes all costs related to acquisition, development, leasing and construction, including tenant improvements, interest incurred during construction and certain direct and indirect costs of the development department. Maintenance and repairs are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

         Buildings and improvements                         40 years
         Land improvements                                  20 years
         Furniture, fixtures and equipment                   7 years

Total interest expense capitalized to real estate and development assets was $8,890, $7,171 and $6,046 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

DEFERRED COSTS

Deferred costs consist of loan fees and related expenses which are amortized on a straight-line basis that approximates the interest method over the terms of the related notes, and leasing charges, including tenant construction allowances and direct salaries and other costs incurred by the Company to obtain a lease, which are amortized on a straight-line basis over the terms of the related leases.

Total accumulated amortization of deferred costs was $51,743 and $57,608 at December 31, 1997 and 1996, respectively.

                             THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)


In connection with the 1997 refinancing of debt described in Note 5, the Company wrote off $6,006 of unamortized loan costs and paid a prepayment penalty of $2,054. Such amounts are reflected as an extraordinary loss in the accompanying Consolidated Statements of Operations.

In connection with a 1996 refinancing of debt described in Note 5, unamortized loan costs of $6,829 and a prepayment penalty of $600, net of the proceeds from the sale of interest rate cap agreements of $557 and the reversal of accruals for straight-line interest expense of $1,571, were written off and are included as extraordinary items for 1996. Unamortized loan costs of $419 associated with a line of credit that was paid in full during 1995, were written off and included as an extraordinary item for 1995.

CASH AND CASH EQUIVALENTS

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

RESTRICTED CASH

Restricted cash primarily consists of funds invested in cash collateral accounts. The purpose of the cash collateral accounts is to hold proceeds from certain transactions and to fund maintenance reserves, interest, taxes and payments on debt. The cash collateral accounts are controlled by the lenders.

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

MSC, the Company's consolidated (for GAAP purposes) IRC subchapter C corporate subsidiary, is subject to federal income taxes at the prevailing tax rates.
MSC has a federal net operating loss carryforward of approximately $3.8 million and $16.9 million at December 31, 1997 and 1996, respectively. A valuation allowance has been established for deferred tax assets principally relating to the loss carryforward as there can be no assurance that MSC will generate earnings in future years. MSC has recorded a $250 provision for the alternative minimum tax for the year ended December 31, 1997.

                             THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)


EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (FAS 128), which was adopted by the Company on December 31, 1997. Under the new requirements, FAS 128 replaced "primary EPS" with "basic EPS". Basic EPS is calculated by dividing income available to common shareholders by the weighted number of common shares outstanding during the period. Entities with complex capital structures will be required to report "diluted EPS". Diluted EPS is calculated by adjusting net income for the period for the effects of convertible securities and dividing the resulting adjusted net income by the weighted average shares outstanding during the period, adjusted for the dilutive effect of options, warrants, contingent shares and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   1997            1996             1995
                                                               -----------      ----------       ----------

Numerator for basic and diluted earnings per share             $   16,411       $    8,181       $    7,618
                                                               ==========       ==========       ==========
Denominator:
Denominator for basic earnings
   per share - weighted average shares                             21,470           16,907           16,906
Vested Restricted Stock Awards -
   weighted average shares                                             30               10                -
                                                               -----------      ----------       ----------
Denominator for basic earnings per share
   adjusted weighted average shares                                21,500           16,917           16,906
Effect of dilutive securities:
Employee stock options                                                431               81                -
                                                               -----------      ----------       ----------
Denominator for diluted earnings per
    share-adjusted weighted-average shares                     $   21,931       $   16,998       $   16,906
                                                               ==========       ==========       ==========

Basic earnings per share                                       $     0.76       $     0.48       $     0.45
Diluted earnings per share                                     $     0.75       $     0.48       $     0.45

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

MINORITY INTERESTS

Minority interests include the interests of the unitholders in the Operating Partnership. The unitholder interest is adjusted at each period end to reflect the ownership percentage at that particular time. The unitholder interest was 41.05%, 49.10% and 49.10% at December 31, 1997, 1996 and 1995, respectively.

                             THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)


RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform with the current year presentation.

3.   NOTES RECEIVABLE

Notes receivable include $6,639 and $7,080 at December 31, 1997 and 1996, respectively, relating to a reimbursement and annexation agreement with the Village of Gurnee ("Village") to reimburse the owner of Gurnee Mills for the cost of certain public improvements. The Village has executed a non-interest bearing note for $15,000 to be paid from taxes collected from tenants of Gurnee Mills during a ten-year period beginning one year after Gurnee Mills opened in August 1991. In 1996, the note was amended and the note amount increased to $17,500 to be paid over a thirteen year period. The note was recorded in 1991 at its net present value, based on the estimated taxes to be collected by the Village using a discount rate of 10%. Interest income accreted was $700 for each of the years ended December 31, 1997, 1996 and 1995, respectively. For the years ended December 31, 1997, 1996 and 1995, collections from the Village totaled $988, $908 and $880, respectively.

4.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Certain Mills and Mills under development are partially owned through joint ventures ("Joint Ventures"). The Company is also a co-general and managing partner of these Joint Ventures. The Company's interest in each Joint Venture is as follows:

                                                    Ownership %
         Joint Venture                             as of 12/31/97
         -------------                             --------------

         Ontario Mills                                    50.0%
         Grapevine Mills                                  37.5%
         Arizona Mills                                    36.8%
         Sawgrass Mills Phase III                         50.0%
         City Mills                                       50.0%
         Concord Mills                                    50.0%
         Meadowlands Mills                                58.2%

As major business decisions require the approval of at least one other general partner the Company is deemed to not control these Joint Ventures, pursuant to statement of position No. 78-9. As a result, its investments are accounted for under the equity method, where the investments are recorded at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. The Company eliminates intercompany profits on sales of services that are capitalized by the Joint Ventures.

In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to the amounts invested to date. The Company has guaranteed repayment of $100.9 million of the Joint Venture debt until certain debt service coverage tests are met, (of the $100.9 million, $56 million is also guaranteed jointly and severally with other partners in the joint ventures). In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The aggregate amount of the special tax assessment is approximately $22.0 million and will be collected over a 25 year period to fund debt service on bonds issued by the City to fund the infrastructure improvements.

Certain of the Company's joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of owership interests among the partners.

                             THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)


Combined balance sheet and results of operations information is presented below for all Joint Ventures at December 31, 1997 and 1996, and for the years then ended:

                                                                                     DECEMBER 31,
                                                                         1997                            1996
                                                                         ----                            ----
Assets:
   Income producing assets                                          $   465,316                      $   124,208
   Construction in progress                                             112,495                          108,854
   Other                                                                122,458                           65,938
                                                                    -----------                      -----------
                                                                    $   700,269                      $   299,000
                                                                    ===========                      ===========

Liabilities and partners' equity:
   Debt                                                             $   358,538                      $    99,021
   Other liabilities                                                     71,849                           50,902
   Operating Partnership's accumulated equity                            75,600                           41,959
   Joint Venture partners' accumulated equity                           194,282                          107,118
                                                                    -----------                      -----------
                                                                    $   700,269                      $   299,000
                                                                    ===========                      ===========

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         1997                            1996
                                                                         ----                            ----

Revenues                                                            $    40,367                      $     3,720
Recoverable and other property expenses                                 (17,020)                          (1,085)
Interest expense                                                        (10,537)                            (523)
Depreciation and amortization                                           (10,693)                          (1,268)
Other                                                                     6,711                            5,489
Extraordinary loss on debt extinguishment                                  (961)                               -
                                                                    -----------                      -----------
Net income                                                          $     7,867                      $     6,333
                                                                    ===========                      ===========

Equity in earnings of unconsolidated joint ventures                 $     3,975                      $     2,661
                                                                    ===========                      ===========

         The primary difference between the carrying value of the Company's investment in unconsolidated joint ventures and the Operating Partnership's accumulated equity noted above is due to capitalized interest on the investment balance, capitalized development and leasing costs which are recovered by the Operating Partnership through fees during construction and loans and advances to the Joint Ventures included in other liabilities above.

         During 1997, the Company completed its due diligence on a prospective site located in Columbus, Ohio. A Mills-type project was to be developed by a Mills-Kan Am partnership subsequent to the development of a full-retail regional mall which was to be situated on an adjacent site. The Mills-type project was to be developed in joint venture with the owner of the adjacent site. The Company's decision to move ahead with a Mills-type project was predicated upon the demonstrated success of the adjacent project. Because the owner of the adjacent site was unable to procure certain anchor tenants within a stipulated time frame, the Company and its joint partner, Kan Am, decided during 1997 not to pursue a Mills-type project in this area and to focus the Company's efforts on those areas where the market dynamics are more favorable. The Mills-Kam Am partnership that was formed in anticipation of potentially developing a Mills project in Columbus, Ohio is the same partnership that is developing the Sawgrass Phase III expansion. In conjunction with its decision to not move forward with the Columbus project, the joint venture expensed all previously capitalized preacquisition and predevelopment costs related to this project. Pursuant to the terms of the partnership agreement, and through a separate agreement with the owner of the full-retail regional mall site, the Company was reimbursed for all costs incurred in connection with the Columbus project. The joint venture will continue the development of the Sawgrass Mills Phase III expansion as planned.

                            THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)


5. BORROWINGS

Mortgages, notes, and loans payable, which are secured by the Company's income producing properties, consist of the following at December 31, 1997 and 1996:

                                                                             1997                1996
                                                                             ----                ----
    Potomac Mills/Gurnee Mills securitized bonds -  principal and interest payments based on 30 year amortization with an
      anticipated balloon payment in December 2003 and required
      maturity in 2026; weighted average fixed interest rate of         $ 281,117           $ 284,000
      7.02%

    Sawgrass Mills securitized bonds - interest only payments
      through maturity in January 2001; fixed interest rate of
      6.45% on $115,000; variable interest rates on remaining
      amounts from LIBOR + .85% to LIBOR + 2.30% (LIBOR was 5.7%          145,000             145,000
      at December 31, 1997)

    Sawgrass Mills Phase II mortgage loan - interest only
      payments through maturity in July 1998; variable interest
      rate at LIBOR plus 2.35%                                             12,000              12,000

    Franklin Mills mortgage loan -  interest only payments
      through maturity in December 1998; fixed interest rate at
      7.125% per annum. Note was refinanced in May 1997 (see                                  165,000
      below).                                                                   -

    Franklin Mills mortgage loan - principal and interest
      payments based on 30 year amortization with an anticipated balloon payment in March 2007 and required maturity in
      2027; fixed interest rate at 7.88% per annum on $110
      million and 7.44% on $20 million.                                   129,495                   -

    Western Hills mortgage loan - interest only payments through
      maturity in January 1999; fixed interest rates at blended            14,949              14,949
      rate of 7.675%

    Community Centers' mortgage loan - principal and interest
      payments through maturity in January 2001; fixed interest            71,943              74,218
      rate of 7.16%

    The Mills Limited Partnership $60.0 million revolving line of credit - interest only payments through maturity in October
      1998 (with a one year extension option); variable interest           41,000              19,683
      rate at LIBOR plus 3.00%

    The Mills Limited Partnership revolving master repurchase
      agreement  - interest only payments; balance due on demand;
      variable interest rate at LIBOR plus 1.25%                                -              10,556

    Other notes and loans payable                                           8,209               4,707
                                                                      -----------          ----------

                                                                      $   703,713          $  730,113
                                                                      ===========          ==========

                             THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)


The weighted average interest rate at December 31, 1997 and 1996, was 7.24% and 7.05%, respectively. Of the Company's approximately $703.7 million of consolidated debt, $616 million was fixed rate at December 31, 1997.

In January 1992, in conjunction with improvements to one of the Mills, a Mills Entity obtained from a bank a 10 year letter of credit in the amount of $30,249 which serves as a credit enhancement for bonds sold by a municipality to the public. Proceeds from the bonds were used to reimburse the Mills Entity for the costs of public works, which amounted to approximately $21,000. This reimbursement was recorded as a reduction of the costs previously capitalized to the income producing property. The bonds are payable from ad valorem taxes levied by the municipality against the assessed value of the real property owned by the Partnership and real property owned by outside parties. Funds can be drawn on the letter of credit for the purpose of repaying principal and interest on the bonds.

The aggregate maturities of the Company's borrowings at December 31, 1997 is as follows:


    1998                               $  67,412
    1999                                  22,734
    2000                                  10,912
    2001                                 208,575
    2002                                   5,660
    Thereafter                           388,420
                                       ---------
                                       $ 703,713
                                       =========

6. LEASING ACTIVITIES

The Company has noncancellable leases with tenants with remaining terms ranging from one to 25 years and requiring monthly payments of specified minimum rents. A majority of the leases require reimbursement by the tenant of substantially all operating expenses of the properties. In addition, many of the leases provide for additional rental payments based on gross revenues of the tenant in excess of specified amounts. Future minimum rental commitments to be received under noncancellable leases for the Mills (excluding Ontario Mills, Grapevine Mills and Arizona Mills) and the Community Centers are as follows:

                             THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)


         Year ending December 31
         -----------------------

                  1998                                $   89,189
                  1999                                    80,866
                  2000                                    71,528
                  2001                                    53,681
                  2002                                    39,843
                  Thereafter                             137,772
                                                      ----------
                                                      $  472,879
                                                      ==========

The company has a noncancellable operating lease for its corporate headquarters in Arlington, Virginia. The lease commenced April 1, 1996 for a term of ten years. Minimum rental payments under this lease subsequent to December 31, 1997, are as follows:

         Year ending December 31
         -----------------------

                  1998                                $   1,407
                  1999                                    1,570
                  2000                                    1,610
                  2001                                    1,732
                  2002                                    1,804
                  Thereafter                              6,203
                                                      ---------
                                                      $  14,326
                                                      =========



7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts, which reasonably approximate their fair values.

Fixed rate debt with an aggregate carrying value of approximately $616.0 million has an estimated aggregate fair value of $604.5 million at December 31,
1997.   Estimated fair value of fixed rate debt is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities. The estimated fair value of the Company's variable rate debt is estimated to be approximately equal to its carrying value of $87.7 million at December 31, 1997.

Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 1997. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1997, and current estimates of fair value may differ significantly from the amounts presented herein.

                             THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)


8. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) defined contribution benefit plan that covers all employees who are age 21 or older and have at least one year of service. Contributions made by employees electing to participate in the plan under salary reduction agreements are recorded when paid into the plan, or alternatively, accrued if unpaid. Employer contributions are accrued and paid into the plan periodically. Employer contributions were $372, $282, and $297 in 1997, 1996 and 1995, respectively.

9. STOCK OPTION PLAN

In connection with the Company's initial public offering, the Board of Directors approved the 1994 Executive Equity Incentive Plan (which plan, as amended in September 1996, is referred to herein as the "Plan") for the purpose of attracting and retaining directors, executive officers and other key personnel for the Company, the Operating Partnership and their subsidiaries. Pursuant to the Plan, 2,500,000 shares of common stock have been reserved for issuance of stock options at a price not less than 100% of fair market value at the date of grant and restricted stock. The options expire 10 years from the date of grant and will contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by the Company's Executive Compensation Committee.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

--------------------------------------------------------------------------------------------------------------
                                    1997                       1996                       1995
--------------------------------------------------------------------------------------------------------------
                                        Weighted-                   Weighted-                     Weighted-
                           Options       Average       Options       Average         Options       Average
                            (000)    Exercise Price     (000)     Exercise Price      (000)     Exercise Price
                           -------   --------------    -------    --------------     -------    --------------
Outstanding -
beginning of year            1,461      $ 19.57          824        $ 22.28          1,079        $ 23.28

Granted                        653        25.38          858          17.73            155          18.58

Exercised                      (34)       20.66          -0-            -0-            -0-            -0-

Forfeited                     (188)       19.78         (221)         22.54           (410)         23.50
                             ------                    ------                        ------
Outstanding -
end of year                  1,892        21.53        1,461          19.57            824          22.28
                             =====                     =====                         =====
Exercisable at end
of year                        403        21.28          -0-            -0-            -0-            -0-

Weighted-average fair
value of options granted
during the year                         $  2.78                     $  0.92                       $  1.02
--------------------------------------------------------------------------------------------------------------


The range of exercise prices of options outstanding at December 31, 1997 was $17.27 to $25.50. The weighted average remaining contractual life of options outstanding at December 31, 1997 was 4.82 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed

                             THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)


below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In 1996, the Company adopted pursuant to the Plan, its 1996 long-term Incentive Plan which granted restricted stock and certain options to the Company's executive officers and provided that such stock options would vest in 20% increments over a five-year period. Generally, other options granted under the Plan vest 50% and 100% on the third and fourth anniversaries, respectively, of the date of grant.

Pro forma information regarding net income and earnings per share is required by FAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996, and 1995, respectively: risk-free interest of 6.71%, 6.25% and 6.07%; expected life of the option of 4.96 years, 4.83 and
4.16 years; a dividend yield of 7.0%; and volatility factors of the expected market price of the Company's common stock of .210, .138 and .138.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                 1997         1996         1995
                                                               -------      -------      -------
         Pro forma income before minority interest             $28,445      $15,937      $14,818
         Pro forma net income per share - diluted              $   .75      $   .48      $   .45

Since FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until later years.

10.  LEGAL MATTERS

On March 3, 1998, the Company received a payment of $2.0 million from the A.J. 1989 Trust (the "A.J. Trust"), in payment of a judgment obtained in an action originally filed on April 27, 1994, by the A.J. Trust, Mr. Richard Kramer and a partnership affiliated with Mr. Kramer against the Operating Partnership, Herbert S. Miller, and certain other parties. Concurrently with the payment, the parties to such litigation dismissed with prejudice the remaining claims in the suit.

The Company is involved in other litigation incident to the operations of its income producing properties, the outcome of which is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

                             THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)


11. TRANSACTIONS WITH AFFILIATES

MSC provides management, leasing, commissioned land sales, and related services to entities owned by partners of the Operating Partnership. Fees earned for the years ended December 31, 1997, 1996, and 1995, were $1,214, 1,166 and $1,588, respectively.

In addition, MSC provides development and leasing, financing and management services for Joint Ventures. Fees earned during 1997, 1996 and 1995 net of amounts eliminated, were $5,918, $2,473 and $2,546, respectively.

The Company is the lessor of a ground lease with the Sawgrass Mills Phase III Joint Venture. The lease commenced January 1, 1997, expires on June 30, 1998, and contains five, six-month renewal options. Annual rent is $800 for the first two years and $500 thereafter.

During 1997, MSC purchased land from an entity owned by certain partners of the Operating Partnership for $2,300 and the assumption of debt of $4,700. The assumption of debt has been treated as non-cash financing activity for the Consolidated Statements of Cash Flows.

                             THE MILLS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)


12.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following is a summary of results of operations for each of the fiscal quarters during 1997:

                                                                     Three Months Ended
                                                                     ------------------
                                               March 31          June 30     September 30      December 31
                                               --------          -------     ------------      -----------

Total rental revenues                        $   37,146       $   37,598     $   39,659        $   41,880
Income before extraordinary items
   and minority interest                          6,077            8,849          9,434            12,414
Income before minority interest                   6,077              789          9,434            12,414
Net income                                        3,020              461          5,614             7,316

EARNINGS PER SHARE - BASIC:
Income per share before extraordinary items        0.18             0.24           0.24              0.32
Extraordinary loss on debt extinguishment             -            (0.22)             -                 -
                                             ----------       ----------     ----------        ----------
Net income per share                         $     0.18       $     0.02     $     0.24        $     0.32
                                             ==========       ==========     ==========        ==========

EARNINGS PER SHARE - DILUTED:
Income per share before extraordinary items        0.18             0.24           0.24              0.31
Extraordinary loss on debt extinguishment             -            (0.22)             -                 -
                                             ----------       ----------     ----------        ----------
Net income per share                         $     0.18       $     0.02     $     0.24        $     0.31
                                             ==========       ==========     ==========        ==========


Basic Shares                                 17,559,879       23,015,641     22,854,497        22,866,531
Diluted Shares                               17,908,715       23,443,536     23,382,238        23,352,969

The following is a summary of results of operations for each of the fiscal quarters during 1996:

                                                                     Three Months Ended
                                                                     ------------------
                                               March 31          June 30     September 30      December 31
                                               --------          -------     ------------      -----------

Total rental revenues                        $   36,921       $   37,072       $   37,438       $   40,840
Income before extraordinary items
   and minority interest                          4,165            4,332            6,936            5,953
Income before minority interest                   3,335            4,179            6,936            1,635
Net income                                        1,695            2,126            3,528              832

EARNINGS PER SHARE - BASIC:

Income per share before extraordinary items        0.13             0.13             0.21             0.17
Extraordinary loss on debt extinguishment          (.03)               -                -            (0.13)
                                             ----------       ----------       ----------       ----------
Net income per share                               0.10             0.13             0.21             0.04
                                             ==========       ==========       ==========       ==========

EARNINGS PER SHARE - DILUTED:

Income per share before extraordinary items        0.13             0.13             0.21             0.17
Extraordinary loss on debt extinguishment          (.03)               -                -            (0.13)
                                             ----------       ----------       ----------       ----------
Net income per share                               0.10             0.13             0.21             0.04
                                             ==========       ==========       ==========       ==========


Basic Shares                                 16,907,164       16,919,814       16,919,814       16,919,814
Diluted Shares                               16,907,453       16,973,118       17,049,972       17,135,209

                             THE MILLS CORPORATION

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)
                               DECEMBER 31, 1997


                                                                                          Cost
                                                                                       Capitalized
                                                                                      Subsequent to
                                                  Initial Cost to Company (3)          Acquisition
                                          ------------------------------------------  -------------
                                                                         Building,      Building,
                                                                         Equipment      Equipment
                                                                            and         and Land
        Description(1)                    Encumbrances(2)     Land      Improvements   Improvements
        --------------                    ---------------     ----      ------------   ------------

Mills
   Potomac Mills  . . . . .                   $ 160,354   $    8,486       $             $ 157,240
   Sawgrass Mills . . . . .                     145,000       11,194                       144,973
   Sawgrass Mills Phase II                       12,000        2,556                        22,584
   Franklin Mills . . . . .                     119,536       15,333                       167,177
   Franklin Mills Residual                                     4,779                        (4,079)
   Gurnee Mills . . . . . .                     120,761       20,449                       180,809
   Hunt Club  . . . . . . .                                    3,321                        (3,181)

Community Centers
   Montgomery Village . . .                       8,613                                     13,649
   Germantown Commons . . .                      12,589          451                        13,160
   Mount Prospect Plaza . .                      10,317        4,560          3,740         11,178
   Butterfield Plaza  . . .                       7,478        1,604                         9,595
   Western Hills  . . . . .                      14,949        2,299          3,785         14,838
   Crosswinds . . . . . . .                       4,259        1,346          4,449            862
   Gwinnett Marketfair  . .                      10,980        6,827          2,789          7,461
   Fashion Place  . . . . .                       4,543        1,853                         8,490
   West Falls Church  . . .                       4,170          839                         6,730
   Liberty Plaza  . . . . .                       9,958        9,335         14,456          2,136
   Coopers Crossing . . . .                       8,992          769          7,888            800

Construction in Process and
  Development Pre-construction Costs.                                                       18,904

Corporate . . . . . . . . .                      49,214        6,276          2,769          6,501
Mainstreet Retail . . . . .                                                     484            304
                                              ---------   ----------       --------      ---------

Totals  . . . . . . . . . .                   $ 703,713   $  102,277       $ 40,360      $ 780,131
                                              =========   ==========       ========      =========



                                                  Gross Amount at Which
                                               Carried at Close of Period
                                        -------------------------------------------
                                                        Building,
                                           Land         Equipment
                                            and            and                            Accumulated        Date      Useful
        Description(1)                  Improvements  Improvements(7)   Total(4)(5)      Depreciation(6)   Acquired    Life(8)
        --------------                  ------------  ---------------   -----------      ---------------   --------    -------

Mills
   Potomac Mills  . . . . .              $  41,499        $ 124,227      $ 165,726           $  37,378        1983
   Sawgrass Mills . . . . .                 14,018          142,149        156,167              32,297        1986
   Sawgrass Mills Phase II                   3,588           21,552         25,140               1,333        1993
   Franklin Mills . . . . .                 30,714          151,796        182,510              53,692        1986
   Franklin Mills Residual                     700                             700                            1986
   Gurnee Mills . . . . . .                 36,981          164,277        201,258              42,415        1988
   Hunt Club  . . . . . . .                    140                             140                            1988

Community Centers
   Montgomery Village . . .                  5,617            8,032         13,649               2,926        1980
   Germantown Commons . . .                  2,074           11,537         13,611               4,422        1980
   Mount Prospect Plaza . .                  4,221           15,257         19,478               5,044        1985
   Butterfield Plaza  . . .                  2,419            8,780         11,199               3,147        1982
   Western Hills  . . . . .                  3,679           17,243         20,922               6,000        1981
   Crosswinds . . . . . . .                  1,564            5,093          6,657               2,540        1981
   Gwinnett Marketfair  . .                  8,030            9,047         17,077               3,255        1986
   Fashion Place  . . . . .                  2,088            8,255         10,343               4,129        1985
   West Falls Church  . . .                  1,803            5,766          7,569               2,566        1987
   Liberty Plaza  . . . . .                  8,626           17,301         25,927               1,437        1994
   Coopers Crossing . . . .                    769            8,688          9,457                 850        1994

Construction in Process and
  Development Pre-construction Costs.                        18,904         18,904                         various

Corporate . . . . . . . . .                  6,276            9,270         15,546               2,631     various
Mainstreet Retail . . . . .                                     788            788                 295        1995
                                         ---------        ---------      ---------           ---------

Totals  . . . . . . . . . .              $ 174,806        $ 747,962      $ 922,768           $ 206,357
                                         =========        =========      =========           =========

                             THE MILLS CORPORATION
                             NOTES TO SCHEDULE III
                               December 31, 1997


(1) The Mills Corporation, through the Operating Partnership, owns super-regional, value and entertainment oriented malls ("Mills") and community shopping centers ("Community Centers"). The geographic location of the Mills and Community Centers are as follows:

         PROPERTY NAME                                                                  LOCATION
         -------------                                                                  --------

         MILLS:
         Franklin Mills . . . . . . . . . . . . . . . . . . . . . . . . . . .   Philadelphia, PA
         Franklin Mills - Residual  . . . . . . . . . . . . . . . . . . . . .   Philadelphia, PA
         Gurnee Mills . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Gurnee, IL
         Hunt Club  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Gurnee, IL
         Potomac Mills  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Woodbridge, VA
         Sawgrass Mills . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Sunrise, FL
         Sawgrass Mills - Phase II  . . . . . . . . . . . . . . . . . . . . . . . .  Sunrise, FL

         COMMUNITY CENTERS:
         Butterfield Plaza  . . . . . . . . . . . . . . . . . . . . . . . . .  Downers Grove, IL
         Coopers Crossing . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Voorhees, NJ
         Crosswinds Center  . . . . . . . . . . . . . . . . . . . . . . . .   St. Petersburg, FL
         Fashion Place  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Columbia, SC
         Germantown Commons . . . . . . . . . . . . . . . . . . . . . . . . . .   Germantown, MD
         Gwinnett Marketfair  . . . . . . . . . . . . . . . . . . . . . . . . . . .   Duluth, GA
         Liberty Plaza  . . . . . . . . . . . . . . . . . . . . . . . . . . .   Philadelphia, PA
         Montgomery Village . . . . . . . . . . . . . . . . . . . . . . . . .   Gaithersburg, MD
         Mount Prospect Plaza . . . . . . . . . . . . . . . . . . . . . . .   Mount Prospect, IL
         West Falls Church Outlet Center  . . . . . . . . . . . . . . . . . .   Falls Church, VA
         Western Hills Plaza  . . . . . . . . . . . . . . . . . . . . . . . . .   Cincinnati, OH

(2) See description of mortgage, notes and loans payable in Note 5 of the Notes to Combined Financial Statements. The debt shown in regard to Hunt Club is unsecured.

(3) Initial cost of properties is cost at the end of the calendar year for the year of acquisition.

(4) The aggregate cost of land, land held for sale, buildings, improvements, equipment, and tenant improvement for federal income tax basis is $914,313 at December 31, 1997.

(5) Reconciliation of Real Estate and Development Assets, excluding Investment in Partnerships

                                                        1997            1996          1995
                                                        ----            ----          ----

         Balance at January 1 . . . . . . . . .       $ 880,933     $ 880,150      $ 855,049
         Acquisitions . . . . . . . . . . . . .          69,535        23,177         58,541
         Retirements  . . . . . . . . . . . . .            (760)       (1,618)        (3,778)
         Other  . . . . . . . . . . . . . . . .         (26,940)      (20,776)       (29,662)
                                                      ---------     ---------      ---------

         Balance at December 31 . . . . . . . .       $ 922,768     $ 880,933      $ 880,150
                                                      =========     =========      =========

                             THE MILLS CORPORATION
                             NOTES TO SCHEDULE III
                               December 31, 1997


(6)      Reconciliation of Accumulated Depreciation

                                                            1997            1996            1995
                                                            ----            ----            ----

             Balance at January 1 . . . . . . . . .      $ 179,658       $ 152,713      $ 126,072
             Additions charged to costs and expenses        26,799          27,724         27,180
             Removal of accumulated depreciation  .           (100)           (779)          (539)
                                                         ---------       ---------      ---------

             Balance at December 31 . . . . . . . .      $ 206,357       $ 179,658      $ 152,713
                                                         =========       =========      =========

(7) In 1991, the city of Sunrise, Florida issued municipal bonds in the amount of $24,730 and reimbursed a Partnership for costs of public works which amounted to approximately $21,000. Costs previously capitalized to income producing property were reduced upon reimbursement.

         In 1991, a note receivable of $5,925 was recorded pursuant to reimbursement and annexation agreements with the Village of Gurnee to reimburse the Partnership that owns Gurnee Mills for the cost of certain public improvements. The Village of Gurnee has executed a noninterest bearing note for $15,000, amended to $17,500 in 1996, to be paid from taxes collected from the tenants of the shopping mall during a ten-year period, amended to a thirteen year period in 1996, beginning one year after the mall opens. The note was recorded in 1991, based on the estimated taxes to be collected by the Village of Gurnee from the tenants using a discount rate of 10%.

(8)      Depreciation is computed based upon the following estimated lives:

             Building and improvements  . . . . . . . . . . . . . . . . . . . . . .  40 years
             Land improvements  . . . . . . . . . . . . . . . . . . . . . . . . . .  20 years
             Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7 years
             Tenant improvements  . . . . . . . . .  Lesser of life of asset or life of lease