Form 10-Q
period 1998-03-31
MILLS CORP
filed 1998-05-15
CIK 914713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

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

Yes   X       No
   ------        ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
                     -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                       23,058,753 shares of Common Stock
                       $.01 par value as of  May 6, 1998

                             THE MILLS CORPORATION
                                   FORM 10-Q
                                     INDEX


PART I.      FINANCIAL INFORMATION                                                            PAGE
             ---------------------                                                            ----

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

             Consolidated  Balance Sheets as of March 31, 1998
                and December 31, 1997.                                                           1

             Consolidated Statements of  Operations for the
                Three Months Ended March 31, 1998 and March 31, 1997.                            2

             Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1998 and March 31, 1997.                            3

             Notes to Consolidated Financial Statements                                          4


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       8

PART II.     OTHER INFORMATION
             -----------------

Item 1.      Legal Proceedings                                                                  12

Item 2.      Changes in Securities                                                              12

Item 3.      Defaults Upon Senior Securities                                                    12

Item 4.      Submission of Matters to Vote of Security Holders                                  12

Item 5.      Other Information                                                                  12

Item 6.      Exhibits and Reports on Form 8-K                                                   12

Signatures                                                                                      13

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             THE MILLS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                            March 31, 1998                   December 31, 1997
                                                             (Unaudited)                          (Note)
                                                            --------------                   -----------------

ASSETS
Income producing property:
    Land and land improvement                               $    167,409                      $    167,409
    Building and improvements                                    708,031                           703,805
    Furniture, fixtures and equipment                             26,168                            25,253
    Less:  accumulated depreciation and amortization            (213,632)                         (206,357)
                                                            ------------                      ------------
Total income producing property                                  687,976                           690,110

Land held for investment and/or sale                               7,397                             7,397
Real estate development in progress                               14,071                            18,904
Investment in partnerships                                       120,292                            95,299
                                                            ------------                      ------------
Total real estate and development assets                         829,736                           811,710

Cash and cash equivalents                                          8,527                            25,263
Restricted cash                                                   13,045                            15,623
Accounts receivable                                               20,647                            21,078
Notes receivable                                                   6,729                             6,733
Deferred costs, net                                               42,862                            43,654
Other assets                                                       4,355                             2,560
                                                            ------------                      ------------

TOTAL ASSETS                                                $    925,901                      $    926,621
                                                            ============                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable                          $    718,474                      $    703,713
Accounts payable and other liabilities                            48,796                            54,929
                                                            ------------                      ------------
Total liabilities                                                767,270                           758,642

Minority interest                                                 64,642                            68,955

STOCKHOLDERS' EQUITY
    Common stock $.01 par value, authorized 100,000,000
    shares, issued and outstanding  23,058,753 and
    22,311,486 shares in 1998 and 1997, respectively                 230                               229
    Additional paid-in capital                                   437,936                           436,639
    Accumulated deficit                                         (342,514)                         (337,142)
    Deferred compensation                                         (1,663)                             (702)
                                                            ------------                      ------------
    Total stockholders' equity                                    93,989                            99,024
                                                            ------------                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    925,901                      $    926,621
                                                            ============                      ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)
                                  (Unaudited)



                                                                Three                              Three
                                                             Months Ended                      Months Ended
                                                            March 31, 1998                    March 31, 1997
                                                            --------------                    --------------

REVENUES:
    Minimum rent                                            $     24,537                      $     23,200
    Percentage rents                                               1,166                             1,119
    Recoveries from tenants                                       12,064                            11,550
    Other property revenue                                         1,490                             1,277
    Fee income                                                     1,379                             2,515
    Interest income                                                1,109                               563
                                                            ------------                      ------------
                                                                  41,745                            40,224

EXPENSES:
    Recoverable from tenants                                      10,383                            10,399
    Other operating                                                1,469                             1,323
    General and administrative                                     2,406                             2,246
    Interest expense                                              11,094                            12,049
    Depreciation and amortization                                  9,612                             8,486
                                                            ------------                      ------------
                                                                  34,964                            34,503

Other income (expense)                                               (43)                              243
Equity in earnings of unconsolidated joint ventures                1,940                               113
                                                            ------------                      ------------

Income before minority interest                                    8,678                             6,077

Minority interest                                                 (3,558)                           (2,568)
                                                            ------------                      ------------

Net income                                                  $      5,120                      $      3,509
                                                            ============                      ============

Net income per share (basic)                                $       0.22                      $       0.18
                                                            ============                      ============

Net income per share (diluted)                              $       0.22                      $       0.18
                                                            ============                      ============

Dividends declared per common share                         $     0.4875                      $     0.4725
                                                            ============                      ============





See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)



                                                                                            Three                     Three
                                                                                         Months Ended              Months Ended
                                                                                        March 31, 1998            March 31, 1997
                                                                                        --------------            --------------

OPERATING ACTIVITIES:
    Income before minority interest                                                     $       8,678               $    6,077
    Adjustments to reconcile income before minority interest
       to net cash provided by operating activities:
          Net accretion of note receivable                                                       (175)                    (175)
          Depreciation and amortization                                                         9,612                    9,437
          Provision for losses on accounts receivable                                             (52)                       9
          Equity in earnings of unconsolidated joint ventures                                  (1,940)                    (113)
          Net gain on sale of land and equipment                                                    -                     (281)
          Restricted stock awards                                                                 342                        -
          Other changes in assets and liabilities:
            Decrease (increase) in accounts receivable                                            385                     (961)
             Decrease in notes receivable                                                         179                      316
             Increase in other assets                                                          (1,697)                  (3,735)
             (Decrease) increase in accounts payable and other liabilities                       (967)                   1,752
                                                                                        -------------               ----------
    Net cash provided by operating activities                                                  14,365                   12,326

INVESTING ACTIVITIES:
    Investment in real estate and development assets                                          (32,264)                   3,524
    Distributions from unconsolidated joint ventures                                            3,729                        -
    Proceeds from sale of land and furniture and equipment                                          -                      650
    Deferred costs                                                                             (1,537)                  (1,236)
                                                                                        -------------               ----------
    Net cash (used in) provided by  investing activities                                      (30,072)                   2,938

FINANCING ACTIVITIES:
    Proceeds from mortgages, notes and loans payable                                           21,500                    4,082
    Repayments of mortgages, notes and loans payable                                           (6,739)                 (25,113)
    Restricted cash                                                                             2,578                      699
    Dividends                                                                                 (10,826)                  (7,988)
    Distributions                                                                              (7,542)                  (7,717)
    Proceeds from sale of Common Stock                                                              -                  121,811
                                                                                        -------------               ----------
    Net cash (used in) provided by  financing activities                                       (1,029)                  85,774
                                                                                        -------------               ----------

Net (decrease) increase in cash and cash equivalents                                          (16,736)                 101,038
Cash and cash equivalents at beginning of period                                               25,263                    6,327
                                                                                        -------------               ----------
Cash and cash equivalents at end of period                                              $       8,527               $  107,365
                                                                                        =============               ==========

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized                                      $      11,075               $   12,991
                                                                                        =============               ==========




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

         The Company conducts all of its business through The Mills Limited Partnership ("the Operating Partnership"), in which it owns, as of March 31, 1998, a 1% interest as the sole general partner and a 58.25% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion, and management of super-regional, value and entertainment-oriented outlet malls (the "Mills") and community shopping centers (the "Community Centers"). As of March 31, 1998, the Operating Partnership owns or holds an interest in the following operating properties:

         Mills                                             Location
         -----                                             --------

         Franklin Mills                                    Philadelphia, PA
         Gurnee Mills                                      Gurnee, IL  (Chicago)
         Potomac Mills                                     Woodbridge, VA  (Washington, DC)
         Sawgrass Mills                                    Sunrise, FL  (Ft. Lauderdale)
         Ontario Mills                                     Ontario, CA (Los Angeles)
         Grapevine Mills                                   Dallas, TX (Dallas/Fort Worth)
         Arizona Mills                                     Tempe, AZ  (Phoenix)

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

         In addition to the operating properties, the Company is involved in the pre-development or development of a number of new projects, including The Block at Orange (Orange, California), Katy Mills (Houston, TX), Meadowlands Mills (Carlstadt, NJ), Concord Mills (Charlotte, NC), Vaughan Mills (Toronto, Canada), Opry Mills (Nashville, TN) and Sawgrass Mills Phase III Expansion (Sunrise, FL).

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)



BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1998, is not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto, included in The Mills Corporation Annual Report on Form 10-K for the year ended December 31, 1997.

         The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly owned or controlled by the Operating Partnership as well as its wholly-owned subsidiaries Mills Management L.L.C. ("Mills Management"), and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the Mills Services Corporation ("MSC"), an entity formed in connection with the Company's initial public offering to provide development, management, leasing and finance services to third-party companies and unconsolidated entities. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's ownership in certain Mills operating properties, as well as certain properties under development are through investments in the partnerships.
These investments are accounted for using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation.

2.  RECLASSIFICATIONS

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1998 presentation.

3.  PER SHARE DATA

EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (FAS 128), which was adopted by the Company on December 31, 1997. Under the new requirements, FAS 128 replaced "primary EPS" with "basic EPS". Basic EPS is calculated by dividing income available to common shareholders by the weighted number of common shares outstanding during the period. Entities with complex capital structures are required to report "diluted EPS". Diluted EPS is calculated by adjusting net income for the period for the effects of convertible securities and dividing the resulting adjusted net income by the weighted average shares outstanding during the period, adjusted for the dilutive effect of options, warrants, contingent shares and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended
                                                             March 31,1998
                                                             -------------

Numerator for basic earnings per share                         $    5,116
                                                               ==========

Numerator for diluted earnings per share                       $    5,157
                                                               ==========

Denominators:
Denominator for basic earnings
   per share - weighted average shares                             22,875
Vested Restricted Stock Awards -
   weighted average shares                                             35
                                                               ----------
Denominator for basic earnings per share
   adjusted weighted average shares                                22,910
Effect of dilutive securities:
Employee stock options and grants                                     417
                                                               ----------
Denominator for diluted earnings per
   share-adjusted weighted-average shares                          23,327
                                                               ==========

Basic earnings per share                                       $     0.22
Diluted earnings per share                                     $     0.22


         Limited partnership units in the Operating Partnership (15,858,948 and 16,328,884 outstanding at March 31, 1998 and December 31, 1997, respectively) may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

4. INVESTMENT IN PARTNERSHIPS

         Certain Mills under development are partially owned through joint ventures ("Joint Ventures"). The Company is also the managing general partner of these Joint Ventures. The Company's interest in each Joint Venture is as follows:

                                                          Ownership %
                 Joint Venture                       as of  March 31, 1998
                 -------------                       ---------------------
                 Ontario Mills                                50.0%
                 Grapevine Mills                              37.5%
                 Arizona Mills                                36.8%
                 Sawgrass Mills Phase III                     50.0%
                 The Block at Orange                          50.0%
                 Concord Mills                                50.0%
                 Katy Mills                                   75.0%
                 Meadowlands Mills                            58.2%

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)



         As major business decisions require the approval of at least one other general partner, the Company does not control these Joint Ventures pursuant to Statement of Position 78-9. As a result, its investments are accounted for under the equity method, where the investments are recorded at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. The Company reduces its investment in Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Joint Ventures.

         In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $67.6 million of Joint Venture debt until certain debt service coverage tests are met. Of the $67.6 million, $18.6 is also guaranteed joint and several with other partners. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The aggregate amount of the special tax assessment is approximately $22.0 million and will be collected over a 25 year period to fund debt service on bonds issued by the City to fund the infrastructure improvements.

         Combined balance sheets at March 31, 1998 and December 31, 1997 and results of operations for the three month periods ended March 31, 1998 and 1997 are presented below for all Joint Ventures:


                                                                                           March 31,          December 31,
                                                                                              1998               1997
                                                                                          -----------         ------------
Assets:
    Income producing assets                                                               $   456,821         $   465,316
    Construction in progress                                                                  160,073             112,495
    Other                                                                                     130,963             122,458
                                                                                          -----------         -----------
                                                                                          $   747,857         $   700,269
                                                                                          ===========         ===========
Liabilities and partners' equity
    Debt                                                                                  $   397,985         $   358,538
    Other liabilities                                                                          46,382              71,849
    Operating Partnership's accumulated equity                                                 94,348              75,600
    Joint Venture partners' accumulated equity                                                209,142             194,282
                                                                                          -----------         -----------
                                                                                          $   747,857         $   700,269
                                                                                          ===========         ===========

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                               1998               1997
                                                                                          -----------         ------------

Revenues                                                                                  $    21,319         $     6,211
Recoverable and other property expenses                                                        (6,857)             (2,104)
Interest expense                                                                               (6,370)             (1,636)
Depreciation and amortization                                                                  (6,165)             (1,861)
Other income                                                                                    3,055                 665
Extraordinary loss on debt extinguishment                                                           -                (961)
                                                                                          -----------         -----------
                                                                                          $     4,982         $       314
                                                                                          ===========         ===========

Operating Partnership's equity in earnings of unconsolidated joint ventures               $     1,940         $       113
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


5.  DECLARATION OF DIVIDEND

         On February 26, 1998, the Company declared a dividend of $.4875 per share which was paid on April 21, 1998 to stockholders of record as of April 1, 1998.

THE MILLS CORPORATION
(Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended March 31, 1998 to three months ended March 31, 1997.

Income before minority interest for the three months ended March 31, 1998 increased by approximately $2.6 million, (42.8%) to $8.7 million as compared to the three months ended March 31, 1997. The increase was the result of an increase in revenues of approximately $1.5 million (3.8%) and an increase in equity in earnings unconsolidated joint ventures in the amount of $1.8 million (1,617%) offset by an increase in expenses of approximately $0.5 million (1.3%).

Revenues:

Minimum rents for the three months ended March 31, 1998 increased approximately $1.3 million (5.8%) compared with the three months ended March 31, 1997. The increase was primarily due to additional rents obtained in connection with the company's expansion and remerchandising efforts coupled with higher occupancy levels and lease rates across the properties.

Recoveries from tenants for the three months ended March 31, 1998 increased $0.5 million (4.5%) compared to the three months ended March 31, 1997. The increase was primarily due to an increase in recoverable operating costs and an increase in the recoveries from Franklin Mills due to increasing the management-imposed ceiling on operating cost pass-throughs paid by the tenants at the Franklin Mills project coupled with increased occupancy.

Interest income for the three months ended March 31, 1998 increased $0.5 million (97%) compared with the three months ended March 31, 1997. The increase was due to interest earned associated with a favorable litigation settlement in 1998.

Fee income for the three months ended March 31, 1998 decreased $1.1 million (45.2%) compared with the three months ended March 31, 1997. The decrease was due to fewer projects under development with fully executed fee agreements during the quarter ended March 31, 1998 relative to the quarter ended March 31 ,1997 resulting in a reduction in the amount of development fees earned. During 1997 fees were earned on three projects under development (i.e., Ontario Mills, Grapevine Mills and The Block at Orange) compared to the period ended March 31, 1998 in which only two projects (i.e., The Block at Orange and Grapevine Mills) were generating development fee income.

Expenses:

General and administrative expenses for the three months ended March 31, 1998 increased $0.2 million (7.1%) compared with the three months ended March 31, 1997. The increase was due to additional personnel required for increased domestic and international development activities and additional projects.

Interest expense for the three months ended March 31, 1998 decreased $1.0 million (7.9%) compared with the three months ended March 31, 1997. This decrease was due to lower effective interest rates resulting from various refinancings, primarily Franklin Mills and Liberty Plaza which occurred in May 1997 and a lower aggregate average debt balance.

Depreciation and amortization expense for the period March 31, 1998 increased $1.1 million (13.3%) compared with the three months ended March 31, 1997. The increase is due to expense relating to assets placed in service during the second half of 1997 associated with the remerchandising of Franklin Mills, Potomac Mills and Gurnee Mills.

Other income/expense for the three months ended March 31, 1998 decreased $0.3 million (117.7%) compared with the three months ended March 31, 1997. The decrease was due to lower gain realized on land sales.

Equity in earnings of unconsolidated joint ventures for the three months ended March 31, 1998 increased $1.8 million (1,616.8%) compared with the three months ended March 31, 1997. This increase was due to the recognition of earnings in connection with the operations of three projects (i.e., Ontario Mills, Grapevine Mills and Arizona Mills) during 1998 compared with recognition of earnings on only one project (i.e., Ontario Mills) during 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company's balance of cash and cash equivalents was $8.5 million, not including its proportionate share of cash held in unconsolidated entities. In addition to its cash reserves, the Company had $15.0 million available under its Sawgrass D Tranche Certificate.

                                                                                                          AMOUNT
                                                                                            TOTAL       OUTSTANDING
NATURE OF FACILITY                         MATURITY      INTEREST RATE        TERMS        FACILITY     AT 3/31/98
------------------                         --------      -------------        -----        --------     ----------

Line of Credit.........................    10/31/98      LIBOR + 3.00%    Interest Only     $  60,000   $  60,000
Sawgrass D Tranche Certificate.........     1/18/01      LIBOR + 4.30%    Interest Only        15,000           -
                                                                                            ---------   ---------
                                                                                            $  75,000   $  60,000
                                                                                            ---------   ---------


         Any amounts available under the Line of Credit are subject to certain performance measurements and restrictive covenants. The Company was in compliance with the applicable covenants at March 31, 1998.

         On April 1, 1998, the Company refinanced its existing $60.0 million line of credit with borrowings under a $100.0 million unsecured revolving line of credit facility with Hypo Bank of New York. The line will be used to fund working capital requirements, development costs, and equity investments. The term of the facility is for two years with a one year extension option. Interest is payable on a varying scale based on the Company's leverage ratio. On April 1, 1998, the interest rate on this facility was LIBOR plus 1.40 percent on the outstanding balance. A facility fee of 0.20% is charged annually on the entire $100.0 million facility.

         The Company had consolidated debt of approximately $718.5 million at March 31, 1998, of which $611.8 million was fixed-rate debt and $106.7 million was variable-rate debt. Scheduled principal repayments of consolidated indebtedness through 2000 are $111.1 million with $607.4 million due thereafter. The Company expects to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances. The Company's pro rata share of unconsolidated joint venture debt at March 31, 1998, was $155.5 million (net of tax increment financing), of which it had guaranteed $67.6 million ($18.6 million of this $67.6 million is also guaranteed jointly and severally by other joint venture partners).

         The Company's ratio of debt-to-total market capitalization was 41.3% and 42.1% at March 31, 1998 and March 31, 1997, respectively. If the Company's pro-rata share of indebtedness of all unconsolidated joint venture properties were included, the ratio of debt-to-total market capitalization would be 46.2% and 44.1%, respectively.

THE MILLS CORPORATION
(Unaudited)


         Development, Remerchandising and Expansion. The Company is involved in the following development, remerchandising and expansion efforts:

         At least six projects are planned to be completed in the next several years, including The Block at Orange, Katy Mills, Concord Mills, Opry Mills, Vaughan Mills and Meadowlands Mills. The Block at Orange is scheduled to open in the fourth quarter of 1998. A joint venture partner of the Company, Kan Am, has committed to fund all of the equity required for this project ($60.0 million) by the second quarter of 1998. The partnership has also obtained a $136.0 million loan commitment for this project. Concord Mills and Katy Mills are scheduled to open in the second half of 1999. These projects will be financed principally with external borrowings and other equity contributions from joint venture partners and the Operating Partnership. The Company anticipates that the Operating Partnership's required future equity requirements for Concord Mills and Katy Mills may total as much as $60.0 million in the aggregate of which $44.2 million had been funded as of March 31, 1998.

         In February 1998, the Company announced that it had secured a site in Toronto, Canada to develop Vaughan Mills, the first Mills project to be developed outside of the United States. This project will be developed through a joint venture with Cambridge Shopping Centers Ltd. The Company also expects to commence development of Opry Mills and Meadowlands Mills in the fourth quarter of 1998 and during 1999, respectively. The Company anticipates that the Operating Partnership's required future equity requirements for Opry Mills, Meadowlands Mills and Vaughan Mills may exceed $100.0 million of which approximately $27.3 million had been funded at March 31, 1998. The Company is also conducting due diligence on several other proposed sites, including evaluating sites in San Francisco, California, North Aurora, Illinois (Chicago), Atlanta, Georgia, South Weymouth, Massachusetts (Boston), Tampa, Florida and Baltimore, Maryland.

         The Company is in the process of expanding Potomac Mills, Sawgrass Mills and remerchandising Franklin Mills and Gurnee Mills. The costs of these expansion and remerchandising programs is estimated at $145 million. At March 31, 1998, approximately $52.0 million had been spent on these projects and it is anticipated that an additional $93 million will be spent during the next two years. Completion of these projects will be financed with external borrowings, equity contributions from Kan Am and other potential equity issuances. At March 31, 1998, the operating partnership had funded $46 million of the required equity to finance these programs and its remaining equity funding requirements are estimated at approximately $43 million.

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

         As a potential source of additional longer-term capital, the Company is exploring the possible repositioning of its community center portfolio in a way that will facilitate a sale of these assets over a period of time, as capital is needed. Such repositioning may include the contribution of these assets into another real estate company for stock (or other forms of ownership) with the intent of liquidating the stock over a period of two to four years.
In addition to providing the Company with a new source of development capital, such a transaction would allow management to focus on its main retail products.

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

THE MILLS CORPORATION
(Unaudited)



CASH FLOWS

         Comparison of Three Months Ended March 31, 1998 to Three Months Ended March 31, 1997. Net cash provided by operating activities increased $2.0 million, or 16.5% to $14.4 million for the three months ended March 31, 1998 as compared to $12.3 million for the three months ended March 31, 1997. Net cash (used in) provided by investing activities decreased $33.0 million or 1123.6% to ($30.1) million for the three months ended March 31, 1998, as compared to $2.9 million for the three months ended March 31, 1997, primarily as a result of increased expenditures for real estate and development assets and advances to certain joint ventures. Net cash provided by (used in) financing activities decreased $86.8 million, to ($1.0) million for the three months ended March 31, 1998, as compared to $85.8 million for the three months ended March 31, 1997, primarily as a result of the additional capital provided by the sale of common stock in 1997.

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

         FFO for the quarter ended March 31, 1998 increased to $19.6 million compared to $14.9 million for the comparable period in 1997. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:


------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                           March  31,
                                                                                           ----------
------------------------------------------------------------------------------------------------------------
                                                                                        1998        1997
                                                                                        ----        ----
                                                                                     (Dollars in thousands)

Funds From Operations Calculation:

    Income before minority interest  . . . . . . . . . . . . . . . .                $    8,678     $   6,077
    Adjustments:
      Add: Depreciation and amortization of real estate assets . . .                     8,559         7,705
      Add: Real estate depreciation and amortization of
         unconsolidated affiliates . . . . . . . . . . . . . . . . .                     2,334           722
      Add: Extraordinary loss on debt extinguishment of
         unconsolidated affiliates . . . . . . . . . . . . . . . . .                        --           397
                                                                                    ----------     ---------

    Funds From Operations  . . . . . . . . . . . . . . . . . . . . .                $   19,571     $  14,901
                                                                                    ==========     =========
------------------------------------------------------------------------------------------------------------

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

ECONOMIC TRENDS

         Because inflation has remained relatively low during the last three years, it has had little impact on the operation of the Company during that period. Even in periods of higher inflation, however, tenant leases provide, in part, a mechanism to help protect the Company. As operating costs increase, leases permit a pass-through of the common area maintenance and other operating costs, including real estate taxes and insurance, to the tenants. Furthermore, most of the leases contain base rent steps and percentage rent clauses that provide additional rent after a certain minimum sales level is achieved. These provisions provide some protection to the Company during high inflationary periods.

THE MILLS CORPORATION
(Unaudited)



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Kramer Litigation

       On March 3, 1998, the Company received a payment of $2.0 million from A.J. 1989 Trust (the "A.J. Trust"), in payment of a judgment obtained in an action originally filed on April 27, 1994, by the A.J. Trust, Mr. Richard Kramer and a partnership affiliated with Mr. Kramer against the Operating Partnership, Herbert S. Miller, and certain other parties. Consequently with the payment, the parties to such litigation dismissed with prejudice the remaining claims in the suit.

ITEM 2.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 4.  OTHER INFORMATION
         None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             THE MILLS CORPORATION

May 14, 1998                  By:    /s/  Kenneth R. Parent
--------------------             --------------------------------------------
(Date)                           Kenneth R. Parent
                                 Executive Vice President,
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)

                             THE MILLS CORPORATION
                                 EXHIBIT INDEX

                    (Pursuant to item 601 of Regulation S-K)


                                                                                              SEQUENTIALLY
NUMBER   EXHIBIT                                                                              NUMBERED PAGE
------   -------                                                                              -------------

         1.1   None

         2.1   None

      ***3.1   Amended and Restated Certificate of Incorporation of the Company

      ***3.2   Amended and Restated Bylaws of the Company

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

    ****10.2   1994 Executive Equity Incentive Plan

      **10.3   Limited Partnership Agreement of Operating Partnership

       *10.4   Option Agreement (Sunrise Residuals/Parcels 4 and 5)

       *10.5   Form of Noncompetition Agreement between the Company, the Operating Partnership and each of Kan Am and the Kan Am Partnerships

       *10.6   Form of Noncompetition Agreement with Kan Am Directors

       *10.7   Agreement dated March 15, 1994 among Richard L. Kramer, the A.J. 1989 Trust, the
               Irrevocable Intervivos Trust for the Benefit of the Kramer Children, the N
               Street Investment Trust, Equity Resources Associates, Herbert S. Miller, The
               Mills Corporation and The Mills Limited Partnership

       *10.8   Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers

   *****21.1   List of Subsidiaries of the Registrant

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

         *** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1997.

        **** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1997.

       *****   Incorporated by reference to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1996.

