Form 10-Q
period 1998-06-30
MILLS CORP
filed 1998-08-14
CIK 914713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

Yes X            No
   ---             ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                     23,113,964 shares of Common Stock
                     $.01 par value as of August 11, 1998

                              THE MILLS CORPORATION
                                    FORM 10-Q
                                      INDEX

PART I.   FINANCIAL INFORMATION                                            PAGE
          ---------------------                                            ----

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

          Consolidated  Balance Sheets as of June 30, 1998
           and December 31, 1997.                                             1

          Consolidated Statements of  Operations for the
           Quarters Ended June 30, 1998 and June 30, 1997.                    2

          Consolidated Statements of  Operations for the
           Six Months Ended June 30, 1998 and June 30, 1997                   3

          Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1998 and June 30, 1997.                  4

          Notes to Consolidated Financial Statements                          5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  19

Item 2.   Changes in Securities                                              19

Item 3.   Defaults Upon Senior Securities                                    19

Item 4.   Submission of Matters to Vote of Security Holders                  19

Item 5.   Other Information                                                  19

Item 6.   Exhibits and Reports on Form 8-K                                   19

Signatures                                                                   21

Certain matters discussed in this form 10-Q and the information incorporated by reference herein contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") relating to, without limitation, future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items, demographic projections and federal income tax considerations, which can be identified by the use of forward-looking terminology such as "may," "will," "except," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements. These risks and uncertainties include those set forth in the Company's annual report on Form 10-K and other SEC filings.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                              THE MILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                 June 30, 1998                    December 31, 1997
                                                                  (Unaudited)                           (Note)
                                                               -----------------                 -------------------
ASSETS
Income producing property:
     Land and land improvement                                 $    167,409                      $    167,409
     Building and improvements                                      708,371                           703,805
     Furniture, fixtures and equipment                               27,100                            25,253
     Less:  accumulated depreciation and amortization              (219,879)                         (206,357)
                                                               -------------                     -------------
Total income producing property                                     683,001                           690,110

Land held for investment and/or sale                                 10,215                             7,397
Real estate development in progress                                  17,730                            18,904
Investment in unconsolidated entities                               137,111                            95,299
                                                               ------------                      -------------
Total real estate and development assets                            848,057                           811,710

Cash and cash equivalents                                             1,109                            25,263
Restricted cash                                                      15,753                            15,623
Accounts receivable                                                  19,758                            21,078
Notes receivable                                                      6,684                             6,733
Deferred costs, net                                                  43,614                            43,654
Other assets                                                          3,775                             2,560
                                                               ------------                       ------------

TOTAL ASSETS                                                   $    938,750                       $   926,621
                                                               ============                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable                             $    737,678                       $   703,713
Accounts payable and other liabilities                               51,551                            54,929
                                                               ------------                       ------------
Total liabilities                                                   789,229                           758,642

Minority interest                                                    60,810                            68,955

STOCKHOLDERS' EQUITY
Common stock $.01 par value, authorized 100,000,000
     shares, issued and outstanding 23,113,964 and
     22,912,242 shares in 1998 and 1997, respectively                   229                               229
     Additional paid-in capital                                     438,188                           436,639
     Accumulated deficit                                           (348,159)                         (337,142)
     Unamortized restricted stock awards                             (1,547)                             (702)
                                                               -------------                     -------------
     Total stockholders' equity                                      88,711                            99,024
                                                               ------------                      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    938,750                      $    926,621
                                                               ============                      =============



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

See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except per share data)
                                   (Unaudited)




                                                                   Three               Three
                                                               Months Ended        Months Ended
                                                              June 30, 1998       June 30, 1997
                                                              -------------       -------------

REVENUES:
     Minimum rent                                                 $  25,036         $   23,818
     Percentage rents                                                   233              1,003
     Recoveries from tenants                                         12,109             11,422
     Other  property revenues                                         1,488              1,355
     Fee income                                                       3,365              1,846
     Interest income                                                    679              1,072
                                                                  ---------         ----------
     Total revenues                                                  42,910             40,516

EXPENSES:
     Recoverable from tenants                                        10,517             10,290
     Other operating                                                  1,238              1,878
     General and administrative                                       2,578              1,991
     Interest expense                                                10,820              9,995
     Depreciation and amortization                                    8,685              8,361
                                                                  ---------         ----------
     Total expenses                                                  33,838             32,515

Other  expense                                                         (43)               (40)
Equity in earnings of unconsolidated joint ventures                     891                888
                                                                  ---------         ----------

Income before extraordinary item and minority interest                9,920              8,849

Extraordinary loss on debt extinguishment                             (422)             (8,060)
                                                                  ---------         ----------

Income before minority interest                                       9,498                789

Minority interest                                                   (3,870)              (328)
                                                                  ---------         ----------

Net income                                                        $   5,628         $      461
                                                                  =========         ==========

Earnings Per Common Share:

Income before extraordinary item                                  $    0.26         $     0.24

Extraordinary loss on extinguishment of debt                      $  (0.01)         $    (0.22)
                                                                  ---------         ----------

Net income per common share                                       $    0.25         $     0.02
                                                                  =========         ==========

Earnings Per Common Share -- Assuming Dilution:

Income before extraordinary item                                  $    0.25         $     0.24

Extraordinary loss on extinguishment of debt                      $  (0.01)         $    (0.22)
                                                                  ---------         ----------

Net income per common share -- assuming dilution                  $    0.24         $     0.02
                                                                  =========         ==========

Dividends declared per common share                               $  0.4875         $   0.4725
                                                                  =========         ==========




See Accompanying Notes to Consolidated Financial Statements

                              THE MILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except per share data)
                                   (Unaudited)



                                                                   Six               Six
                                                               Months Ended      Months Ended
                                                              June 30, 1998     June 30, 1997
                                                              -------------     -------------

REVENUES:
     Minimum rent                                                 $  49,573         $  47,018
     Percentage rents                                                 1,399             2,122
     Recoveries from tenants                                         24,173            22,972
     Other property revenues                                          2,978             2,632
     Fee income                                                       4,744             4,361
     Interest income                                                  1,788             1,635
                                                                  ---------         ---------
     Total revenues                                                  84,655            80,740

EXPENSES:
     Recoverable from tenants                                        20,900            20,689
     Other operating                                                  2,707             3,201
     General and administrative                                       4,984             4,237
     Interest expense                                                21,914            22,044
     Depreciation and amortization                                   18,297            16,847
                                                                  ---------         ---------
     Total expenses                                                  68,802            67,018


Other  income (expense)                                                (86)               203
Equity in earnings of unconsolidated joint ventures                   2,831             1,001
                                                                  ---------         ---------

Income before extraordinary item and minority interest               18,598            14,926

Extraordinary loss on debt extinguishment                             (422)           (8,060)
                                                                  ---------         ---------

Income before minority interest                                      18,176             6,866

Minority interest                                                   (7,428)           (3,039)
                                                                  ---------         ---------

Net income                                                        $  10,748         $   3,827
                                                                  =========         =========

Earnings Per Common Share:

Income before extraordinary item                                  $    0.48         $    0.41

Extraordinary loss on extinguishment of debt                      $  (0.01)         $  (0.22)
                                                                  ---------         ---------

Net income per common share                                       $    0.47         $    0.19
                                                                  =========         =========

Earnings Per Common Share -- Assuming Dilution:

Income before extraordinary item                                  $    0.47         $    0.41

Extraordinary loss on extinguishment of debt                      $  (0.01)         $  (0.22)
                                                                  ---------         ---------

Net income per common share -- assuming dilution                  $    0.46         $    0.19
                                                                  =========         =========

Dividends declared per common share                               $   0.975         $   0.945
                                                                  =========         =========


See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)




                                                                                  Six                  Six
                                                                              Months Ended         Months Ended
                                                                             June 30, 1998        June 30, 1997
                                                                             -------------        -------------

OPERATING ACTIVITIES:
     Income before minority interest                                            $   18,176            $    6,866
     Adjustments to reconcile income before minority interest
        to net cash provided by operating activities:
           Net accretion of note receivable                                          (350)                 (350)
           Depreciation and amortization                                            18,297                18,169
           Provision for losses on accounts receivable                                 109                    61
           Equity in earnings of unconsolidated entities                           (2,831)               (1,101)
           Net gain on sales of land and equipment                                      --                 (281)
           Restricted stock awards                                                     453                    --
           Extraordinary loss on debt extinguishment                                   422                 8,060
           Other changes in assets and liabilities:
              Decrease(Increase) in accounts receivable                              1,066               (1,443)
              Decrease in notes receivable                                             399                   540
              Decrease in other assets                                             (1,069)               (2,652)
              Increase (decrease) in accounts payable and other liabilities          3,038                 (826)
                                                                                ----------            ----------
     Net cash provided by operating activities                                      37,710                27,143


INVESTING ACTIVITIES:
     Investment in real estate and development assets                             (63,533)              (22,041)
     Distributions received from unconsolidated entities                             9,743                 2,766
     Proceeds from sale of land and equipment                                           --                   650
     Deferred costs                                                                (4,638)               (6,443)
                                                                                ----------            ----------
     Net cash used in investing activities                                        (58,428)

FINANCING ACTIVITIES:
     Proceeds from mortgages, notes and loans payable                              135,055               114,082
     Repayments of mortgages, notes and loans payable                            (101,095)             (205,282)
     Refinancing costs                                                               (179)               (2,054)
     Restricted cash                                                                 (130)               (1,602)
     Dividends paid                                                               (22,067)             ( 18,520)
     Distributions paid                                                           (15,270)             ( 15,434)
     Proceeds from sale of common stock                                                 --               121,811
     Proceeds from exercise of stock options                                           250                    --
                                                                                ----------            ----------
     Net cash used in financing activities                                         (3,436)               (6,999)
                                                                                ----------            ----------


Net decrease in cash and cash equivalents                                         (24,154)               (4,924)
Cash and cash equivalents at beginning of period                                    25,263                 6,327
                                                                                ----------            ----------
Cash and cash equivalents at end of period                                      $    1,109            $    1,403
                                                                                ==========            ==========

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized                              $   21,212            $   24,830
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

      The Company conducts all of its business through The Mills Limited Partnership ("the Operating Partnership"), in which it owns, as of June 30, 1998, a 1% interest as the sole general partner and a 58.33% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion, and management of super-regional, value and entertainment-oriented outlet malls (the "Mills") and community shopping centers (the "Community Centers"). As of June 30, 1998, the Operating Partnership owns or holds an interest in the following operating properties:

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

      In addition to the operating properties, the Company is involved in the pre-development or development of a number of new projects, including The Block at Orange (Orange, California), Katy Mills (Houston, TX), Meadowlands Mills (Carlstadt, NJ), Concord Mills (Charlotte, NC), Vaughan Mills (Toronto, Canada), Opry Mills (Nashville, TN) and Sawgrass Phase III Expansion (Sunrise, FL).

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1998, is not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto, included in The Mills Corporation Annual Report on Form 10-K for the year ended December 31, 1997.

      The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly owned or controlled by the Operating Partnership as well as its wholly-owned subsidiaries Mills Management L.L.C. ("Mills Management"), and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the MillsServices Corporation ("MSC"), an entity formed in connection with the Company's initial public offering to provide development, management, leasing and finance services to third-party companies and unconsolidated entities. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's interest in certain Mills operating properties, as well as certain properties under development are through investments in the partnerships and other types of joint venture entity structures. The investments are accounted for using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

2. RECLASSIFICATIONS

      Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1998 presentation.

3. PER SHARE DATA

EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (FAS 128) was adopted by the Company on December 31, 1997. Under the new requirements, FAS 128 replaced "primary EPS" with "basic EPS". Basic EPS is calculated by dividing income available to common shareholders by the weighted number of common shares outstanding during the period. Entities with complex capital structures are required to report "diluted EPS". Diluted EPS is calculated by adjusting net income for the period for the effects of convertible securities and dividing the resulting adjusted net income by the weighted average shares outstanding during the period, adjusted for the dilutive effect of options, warrants, contingent shares and convertible securities.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                Three                    Six
                                                                             Months Ended            Months Ended
                                                                            June 30, 1998           June 30, 1998


Numerator for basic earnings per share                                      $       5,621           $        10,734
                                                                            =============           ===============

Numerator for diluted earnings per share                                    $       5,680           $        10,849
                                                                            =============           ===============
Denominators:
Denominator for basic earnings
    per share -- weighted average shares                                           23,063                    22,999
                                                                            -------------           ---------------
Outstanding unvested restricted stock grants --
    weighted average shares                                                           (77)                      (77)
                                                                            -------------           ---------------
Denominator for basic earnings per share
    adjusted weighted average shares                                              22,986                     22,922
                                                                            -------------           ---------------
Effect of dilutive securities:
Employee stock options and unvested restricted
    stock grants                                                                      603                       610
                                                                            -------------           ---------------
Denominator for diluted earnings per
    share-adjusted weighted-average shares                                         23,589                    23,532
                                                                            =============           ===============

Basic earnings per share                                                    $        0.25           $          0.47
Diluted earnings per share                                                  $        0.24           $          0.46

Limited partnership units in the Operating Partnership of 15,845,220 and 16,328,884 outstanding at June 30, 1998 and December 31, 1997, respectively may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances. These limited partnership units have not been considered in the computation of per share data as their exchange would not have a dilutive effect.

4. INVESTMENT IN PARTNERSHIPS

      Certain Mills under development are partially owed through joint ventures ("Joint Ventures"). The Company is also the managing general partner of these Joint Ventures. The Company's interest in each Joint Venture is as follows:

                                             Ownership %
            Joint Venture                as of June 30, 1998
            -------------                --------------------
            Ontario Mills                      50.0%
            Grapevine Mills                    37.5%
            Arizona Mills                      36.8%
            Sawgrass Mills Phase III           50.0%
            The Block at Orange                50.0%
            Concord Mills                      50.0%
            Katy Mills                         75.0%
            Meadowlands Mills                  66.7%
            Opry Mills                         66.7%

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

      In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $59.3 million of Joint Venture debt until certain debt service coverage tests are met. Of the $59.3 million, $19.6 is also guaranteed joint and several with other partners. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The aggregate amount of the special tax assessment is approximately $21.0 million and will be collected over a 25 year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

      Combined balance sheets at June 30, 1998 and December 31, 1997 and results of operations for the six months ended June 30, 1998 and 1997 are presented below for all Joint Ventures.

                                                                                June 30,         December 31,
                                                                                 1998                1997
                                                                             ------------        -------------
Assets:
    Income producing assets                                                  $   459,996          $   465,316
    Construction in progress                                                     217,543              112,495
    Other                                                                        130,600              122,458
                                                                             -----------          -----------
                                                                             $   808,139          $   700,269
                                                                             ===========          ===========
Liabilities and partners' equity:
    Debt                                                                     $   427,692          $   358,538
    Other liabilities                                                             59,329               71,849
    Operating Partnership's accumulated equity                                    97,485               75,600
    Joint Venture partners' accumulated equity                                   223,633              194,282
                                                                             -----------          -----------
                                                                             $   808,139          $   700,269
                                                                             ===========          ===========

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                 1998                1997
                                                                             ------------        -------------

Revenues                                                                     $    44,423          $    13,259
Recoverable and other property expenses                                          (14,304)              (4,589)
Interest expense                                                                 (13,080)              (3,681)
Depreciation and amortization                                                    (12,553)              (3,754)
Other income                                                                       3,670                3,145
Extraordinary loss on debt extinguishment                                             --                 (961)
                                                                             -----------          -----------
                                                                             $     8,156          $     3,419
                                                                             ===========          ===========

Operating Partnership's equity in earnings of unconsolidated
  joint ventures$                                                            $     2,831          $     1,001
                                                                             ===========          ===========

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)



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

5. REVENUE RECOGNITION

      In May 1998, the Financial Accounting Standards Board issued EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods". The provisions of EITF 98-9 do not allow the Company to accrue percentage rent until the tenant's sales have reached the break points stipulated in the respective tenant leases. The Company implemented EITF 98-9 for the quarter ended June 30, 1998. The affect of implementation of this EITF was a decrease of approximately $.08 million for the period ended June 30, 1998 which the Company expects to recognize as income in the fourth quarter of 1998.

6. DECLARATION OF DIVIDEND

      On May 28, 1998, the Company declared a dividend of $.4875 per share which was paid on July 21, 1998 to stockholders of record as of July 1, 1998.

THE MILLS CORPORATION
(Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended June 30, 1998 to three months ended June 30, 1997.

      Income before extraordinary item and minority interest for the three months ended June 30, 1998 increased by approximately $1.1 million, (12.1%) to $9.9 million as compared to the three months ended June 30, 1997. The increase was the result of an increase in revenues of approximately $2.4 million (5.9%) offset by an increase in expenses of approximately $1.3 million (4.1%).

Revenues:

Minimum rents for the three months ended June 30, 1998 increased approximately $1.2 million (5.1%) compared with the three months ended June 30, 1997. The increase was primarily due to additional rents obtained in connection with the Company's expansion and remerchandising efforts coupled with higher occupancy levels and lease rates across the properties.

Percentage rents for the three months ended June 30, 1998 decreased approximately $0.8 million (76.8%) compared with the three months ended June 30, 1997. The implementation of EITF 98-9 does not allow the Company to accrue percentage rents until the tenant's sales have reached the break points stipulated in the respective leases.

Recoveries from tenants for the three months ended June 30, 1998 increased approximately $0.7 million (6.0%) compared to the three months ended June 30, 1997. The increase was primarily due to increases in occupancy and recoverable operating costs for various projects as well as an increase in the recoveries from Franklin Mills due to increasing the management-imposed ceiling on operating cost pass-throughs.

Interest income for the three months ended June 30, 1998 decreased approximately $0.4 million (36.7%) compared with the three months ended June 30, 1997. The decrease was due to higher average daily balances in interest bearing accounts during the three months ended June 30, 1997 resulting from the temporary cash investment of the proceeds from the sale of common stock in March 1997.

Fee income for the three months ended June 30, 1998 increased approximately $1.5 million (82.3%) compared with the three months ended June 30, 1997. Fee income for the quarter ended June 30, 1998 is comprised of management fees of approximately $0.8 million and development, leasing and finance fees of approximately $2.6 million as compared to $0.4 million and $1.4 million respectively for the same period in 1997. The increase in management fees in 1998 is due to the opening of two additional Mills projects in the fourth quarter of 1997 (Arizona Mills and Grapevine Mills) for which the Company is earning management fees. The increase in development, leasing and finance fees in 1998 is due to the timing of the recognition of fees under the terms of the Company's fee agreements.

Expenses:

Other operating expenses for the three months ended June 30, 1998 decreased approximately $0.6 million (34.1%) compared with the three months ended June 30, 1997. The decrease was primarily due to a decrease in contributions to promotional programs of $0.3 million, a decrease in bad debt expense of approximately $0.2 million at certain projects and a decrease in legal fees of $0.1 million for landlord/tenant litigation.

THE MILLS CORPORATION
(Unaudited)

General and administrative expenses for the three months ended June 30, 1998 increased approximately $0.6 million (29.5%) compared with the three months ended June 30, 1997. The increase was due to additional personnel required for increased domestic and international development activities and the opening of two additional projects.

Interest expense for the three months ended June 30, 1998 increased approximately $0.8 million (8.3%) compared with the three months ended June 30, 1997. This increase was due to a larger average debt balance for the three months ending June 30, 1998 than the prior year as a result of continued growth in the Company's business.

Depreciation and amortization expense for the three months ended June 30, 1998 increased approximately $0.3 million (3.9%) compared with the three months ended June 30, 1997. The increase is due to expense relating to assets placed in service during the second half of 1997 associated with the remerchandising of Franklin Mills, Potomac Mills and Gurnee Mills.

Extraordinary loss on debt extinguishment for the period June 30, 1998 decreased approximately $7.6 million (94.8%) compared with the three months ended June 30, 1997. The decrease is due to a non-cash write off of $8.1 million ($4.1 million net of minority interest) in deferred loan costs triggered by the refinancing of Franklin Mills in the second quarter of 1997.

THE MILLS CORPORATION
(Unaudited)


Comparison of six months ended June 30, 1998 to six months ended June 30, 1997.

      Income before extraordinary item and minority interest for the six months ended June 30, 1998 increased by approximately $3.7 million (24.6%) to $18.6 million as compared with the six months ended June 30, 1997. The increase was the result of an increase in revenues of approximately $3.9 million (4.9%), an increase in equity in earnings of unconsolidated joint ventures of approximately $1.8 million (182.8%) offset by a increase in expenses of approximately $1.8 million (2.7%) and a decrease in other income of $0.3 million (142.4%).

Revenues:

Minimum rents for the six months ended June 30, 1998, increased approximately $2.6 million (5.4%) compared with the six months ended June 30, 1997. The increase was primarily due to additional rents obtained in connection with the Company's expansion and remerchandising efforts coupled with higher occupancy levels and lease rates across the properties.

Percentage rents for the six months ended June 30, 1998 decreased approximately $0.7 million (34.1%) compared with the six months ended June 30, 1997. The implementation of EITF 98-9 does not allow the Company to accrue percentage rents until the tenant's sales have reached the break points stipulated in the respective leases.

Recoveries from tenants for the six months ended June 30, 1998 increased approximately $1.2 million (5.2%) compared to the six months ended June 30, 1997. The increase was primarily due to increases in occupancy and recoverable operating costs for various projects as well as an increase in the recoveries from Franklin Mills due to increasing the management-imposed ceiling on operating cost pass-throughs.

Fee income for the six months ended June 30, 1998 increased approximately $0.4 million (8.8%) compared with the six months ended June 30, 1997. Fee income for the six months ended June 30, 1998 is comprised of management fees of approximately $1.6 million and development, leasing and finance fees of approximately $3.2 million as compared to $0.9 million and $3.4 million respectively for the same period in 1997. The increase in management fees in 1998 is due to the opening of two additional Mills projects in the fourth quarter of 1997 (Arizona Mills and Grapevine Mills) for which the Company is earning management fees. The increase in development, leasing and finance fees in 1998 is due to the timing of the recognition of fees under the terms of the Company's fee agreements.

Equity in earnings of unconsolidated joint ventures increased in 1998 primarily due to the commencement of operations of Grapevine Mills and Arizona Mills which opened in the fourth quarter of 1997.

Expenses:

Other operating expenses for the six months ended June 30, 1998 decreased approximately $0.5 million (15.4%) compared with the six months ended June 30, 1997. The decrease was primarily due to a decrease in contribution to promotional programs of $0.3 million and a decrease in bad debt expense of $0.2 million at certain projects.

General and administrative expenses for the six months ended June 30, 1998 increased approximately $0.7 million (17.6%) compared with the six months ended June 30, 1997. The increase was due to additional personnel required for increased domestic and international development activities and additional projects.

Depreciation and amortization expense for the period June 30, 1998 increased approximately $1.5 million (8.6%) compared with the three months ended June 30, 1997. The increase is due to expense relating to assets placed in service during the second half of 1997 associated with the remerchandising of Franklin Mills, Potomac Mills and Gurnee Mills.

THE MILLS CORPORATION
(Unaudited)


Extraordinary loss on debt extinguishment for the six month period ended June 30, 1998 decreased approximately $7.6 million (94.8%) compared with the six months ended June 30, 1997. The decrease was due to a non-cash write off of $8.1 million ($4.1 million net of minority interest) in deferred loan costs resulting from the refinancing of Franklin Mills in the second quarter of 1997.

THE MILLS CORPORATION
(Unaudited)


LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1998, the Company's balance of cash and cash equivalents was $1.1million, not including its proportionate share of cash held in unconsolidated entities. In addition to its cash reserves, the Company had $40 million available under its Line of Credit.

NATURE OF FACILITY
------------------
                                                                                                           AMOUNT
                                                                                            TOTAL       OUTSTANDING
                                            MATURITY      INTEREST RATE        TERMS       FACILITY      AT 6/30/98
                                            --------      -------------        -----       --------      ----------

Line of Credit...........................   1/18/01       LIBOR + 1.40%    Interest Only   $ 100,000       $ 60,000


      Any amounts available under the Line of Credit are subject to certain performance measurements and restrictive covenants. The Company was in compliance with the applicable covenants at June 30, 1998.

      On April 1, 1998, the Company refinanced its existing $60.0 million line of credit with borrowings under a unsecured revolving line of credit facility with Hypo Bank of New York. The line will be used to fund working capital requirements, real estate acquisitions, development costs, and equity investments. The term of the facility is for two years with a one year extension option. Interest is payable at a variable rate with a variable margin (LIBOR plus 1.40 percent at June 30, 1998) based on the Company's debt coverage ratio. A facility fee of 0.20% is charged annually on the entire $100.0 million facility.

      The Company had consolidated debt of approximately $737.7 million at June 30, 1998, of which $628.0 million was fixed-rate debt and $109.7 million was variable-rate debt. Scheduled principal repayments of consolidated indebtedness through 2002 are $334.3 million with $403.4 million due thereafter. The Company expects to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances. The Company's pro rata share of unconsolidated joint venture debt at June 30, 1998, was $167.5 million (net of tax increment financing), of which it had guaranteed $59.3 million ($19.6 million of this $ 59.3 million is also guaranteed jointly and severally by other joint venture partners).

      The Company's ratio of debt-to-total market capitalization was 44.1% and 37.3% at June 30, 1998 and June 30, 1997, respectively. If the Company's pro-rata share of indebtedness of all unconsolidated joint venture properties were included, the ratio of debt-to-total market capitalization would be 49.2% and 40.0%, respectively.

THE MILLS CORPORATION
(Unaudited)

      Development, Remerchandising and Expansion. The Company is involved in the following development, remerchandising and expansion efforts:

      The Company currently is working on the development of six new projects:
The Block at Orange, Katy Mills, Concord Mills, Opry Mills, Vaughan Mills, and Meadowlands Mills. The Block at Orange is scheduled to open in the fourth quarter of 1998. Kan Am, the Company's joint venture partner in the development of the project, has funded all of the required equity for this project ($60 million). The joint venture has also obtained a $136 million loan commitment for this project. Concord Mills and Katy Mills are scheduled to open in the second half of 1999. These projects will be financed principally with external borrowings and other equity contributions from joint venture partners and the Operating Partnership. The Company anticipates that the Operating Partnership's equity requirements for Concord Mills and Katy Mills may total as much as $60 million in the aggregate of which approximately $41 million had been funded as of June 30, 1998.

      In February 1998, the Company announced that it had secured a site in Vaughn, Ontario for the development of Vaughan Mills, the first Mills project to be developed outside of the United States. This project will be developed through a joint venture with Cambridge. The Company also expects to commence development of Opry Mills and Meadowland Mills in the fourth quarter of 1998 and during 1999, respectively. The Company anticipates that the Operating Partnership's required total equity requirements for Opry Mills, Meadowland Mills, and Vaughan Mills may exceed $100 million of which approximately $15 million had been funded at June 30, 1998. In connection with the Meadowlands project, the Company has acquired a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands sports Complex and approximately five miles from New York City. Commencement of construction may be delayed pending the completion of ongoing Environmental Impact Statement and the federal/state permitting process. In December 1997, the White House Council on Environmental Quality joined the Army Corp of Engineers, the Environmental Protection Agency and other federal agencies in proposing a Special Area Management Plan (SAMP) for the Meadowlands area. The guidelines proposal in the SAMP would, upon their anticipated adoption in late 1998, permit Meadowland Mills to be developed on a site ranging in size between 125 and 200 acres. Upon procurement of all necessary entitlements it is anticipated that the project will be developed by a joint venture formed among the Operating Partnership (whose effective interest will be diluted from 66.7% to 58.2%), Kan Am (29.1%), Empire Ltd. (9.2%), and Bennett S. Lazare and individual affiliated with the Empire Ltd. (3.5%).

      In May 1998, the Operating Partnership entered into an agreement with Taubman Realty Group to develop jointly at least seven major value retail projects over a ten year period. The arrangement includes a project currently under development by Taubman in Metropolitan Detroit, Michigan and a project currently under development by the Company in Metropolitan Houston, Texas (i.e., Katy Mills). The Company and Taubman are currently in the process of formalizing joint venture agreements for these projects.

      In addition to the above the Company is also conducting due diligence on several other proposed sites, including sites in San Francisco, California, North Aurora, Illinois (Chicago), Atlanta, Georgia, Cleveland, Ohio, Philadelphia, Pennsylvania, South Weymouth, Massachusetts, Tampa, Florida and Baltimore, Maryland. The Company is also continuing to evaluate various prospective international sites outside of Canada with a concentrated focus on South America and Europe as well as other domestic sites for other Mills-type projects and for the Company's new "Block" project format.

      The Company is in the process of expanding and/or remerchandising Potomac Mills, Sawgrass Mills, Franklin Mills and Gurnee Mills. The costs of these expansion and remerchandising programs is estimated at $145 million. At June 30, 1998, approximately $58 million had been spent on these projects and it is anticipated that an additional $87 million will be spent during the next two years. Completion of these projects will be financed with external borrowings, equity contributions from Kan Am and other potential equity issuances. At June 30, 1998, the operating partnership had funded approximately $46 million of its required equity to finance these programs and its remaining equity funding requirements are estimated at approximately $31 million.

THE MILLS CORPORATION
(Unaudited)


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

      As a potential source of additional longer-term capital, the Company is exploring the possible repositioning of its community center portfolio in a way that will facilitate the sale, transfer or exchange of these assets over a period of time, as capital is needed. Such repositioning may include the contribution of these assets into another real estate company with the intent of liquidating this investment over a period of two to four years. In addition to providing the Company with a new source of development capital, the disposition will allow management to focus on its main retail products.

      Dividends. The Company has paid and intends to continue to pay regular quarterly distributions to its stockholders. Dividends are payable at the discretion of the Board of Directors and depend on a number of factors, including net cash provided by operating activities, its financial condition, capital commitments, debt repayment schedules and such other factors as the Board of Directors deems relevant.

CASH FLOWS

      Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997. Net cash provided by operating activities increased approximately $10.6 million (38.9%), to $37.7 million for the six months ended June 30, 1998 as compared to $27.1 million for the six months ended June 30, 1997, primarily resulting from net operating income growth for the portfolio as a whole. Net cash used in investing activities increased approximately $33.5 million or (133.8%), to $58.6 million for the six months ended June 30, 1998, as compared to $25.1 million for the six months ended June 30, 1997, primarily as a result of increased expenditures for real estate and development assets and advances to certain joint ventures. Net cash used in financing activities decreased approximately $3.7 million, or (53.5%) to $3.3 million for the six months ended June 30, 1998, as compared to $7.0 million for the six months ended June 30, 1997 due to the incurrence of financing costs of $2.1 million in connection with certain debt refinancings in the first quarter of 1997 and unused cash that was placed into a restricted cash account in connection with the Potomac/Gurnee securitization during 1997.

FUNDS FROM OPERATIONS

      The Company generally considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by National Association of Real Estate Investment Trusts (NAREIT) means income (loss) before minority interest (determined in accordance with Generally Accepted Accounting Principles (GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

THE MILLS CORPORATION
(Unaudited)


FFO for the six months ended June 30, 1998 increased to $39.9 million compared to $32.4 million for the comparable period in 1997. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30
-------------------------------------------------------------------------------------------------------------------
                                                                    1998        1997         1998         1997
                                                                    ----        ----         ----         ----
                                                                 (Dollars in thousands)    (Dollars in thousands)
Funds From Operations Calculation:
   Income before extraordinary item and
      minority interest......................                       $   9,920   $   8,849    $  18,598    $  14,926
   Adjustments:
      Add: Depreciation and amortization of
        real estate assets...................                           7,810       7,742       16,369       15,447
      Add: Extraordinary loss on debt
        extinguishment  of unconsolidated
        joint ventures                                                     --          --           --          397

      Add: Real estate depreciation and
        amortization of unconsolidated
        entities                                                        2,555         924        4,889        1,646
                                                                    ---------   ---------    ---------    ---------

   Funds From Operations.....................                       $  20,285   $  17,515    $  39,856    $  32,416
                                                                    =========   =========    =========    =========
--------------------------------------------------------------------------------------------------------------------

SEASONALITY

      The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the Christmas season. As a result, a substantial portion of the percentage rents are not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the latter part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of the temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and FFO, although this impact is largely mitigated by recognizing minimum rents on a straight-line basis over the term of related leases in accordance with GAAP.

ECONOMIC TRENDS

      Because inflation has remained relatively low during the last three years, it has had little impact on the operation the Company during that period. Even in periods of higher inflation, however, tenant leases provide, in part, a mechanism to help protect the Company. As operating costs increase, leases permit a pass-through of the common area maintenance and other operating costs, including real estate taxes and insurance, to the tenants. Furthermore, most of the leases contain base rent steps and percentage rent clauses that provide additional rent after a certain minimum sales level is achieved. These provisions provide some protection to the Company during highly inflationary periods.

IMPLICATIONS OF YEAR 2000

      The year 2000 issue is the result of computer programs being written using two digits rater than four to define the applicable year. Any of the Company's internal computer software that has time -sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

THE MILLS CORPORATION
(Unaudited)


      The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to calendar year 2000. As such, the Company has taken steps to identify potential areas of risks and has begun addressing these in its planning, purchasing and daily operations. The total cost of converting all internal systems, equipment and operations for the year 2000 has not been fully quantified, but it is not expected to be a material cost to the Company. However, no such estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000.

THE MILLS CORPORATION
(Unaudited)


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS
         None

         The Annual Meeting of the Shareholders of The Mills Corporation was held on May 28, 1998. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of Directors whose term of office as Directors continued after the meeting.

         Proposal 1: (to elect directors to a term expiring upon the date of the Annual Shareholders Meeting in the year 2001):

            CONTINUING DIRECTORS          TERM
            --------------------         EXPIRES
                                         -------
            Charles R. Black, Jr.          2000
            Dietrich von Boetticher        2000
            John M. Ingram                 2000
            James F. Dausch                2000
            Peter B. McMillan              2000
            Peter A. Gordon                1999
            Franz von Perfall              1999
            Laurence C. Siegel             1999

            DIRECTORS STANDING            TERM                          VOTES
                FOR ELECTION             EXPIRES      VOTES FOR        WITHHELD
            ------------------           -------      ---------        --------
            James C. Braithwaite           2001       20,833.293        187,293
            James F. Dausch                2001       20,803,806        196,780
            Joseph B. Gildenhorn           2001       20,817,140        203,446
            Harry H. Nick                  2001       20,681,726        338,860
            Robert P. Pincus               2001       20,832,086        188,500

THE MILLS CORPORATION
(Unaudited)


         Nominees required a favorable vote of a plurality of the shares of Common Stock present and entitled to vote, in person or by proxy, at the Meeting, accordingly, all members standing for re-election were elected.

         Proposal 2: (to adopt and approve the Company's Amended and Restated 1994 Executive Equity Incentive Plan (the "Plan"):

            Votes for:        8,808,382
            Votes against:    4,503,122
            Abstentions:        224,810
            Non-votes:        7,484,267

         Under the Company's Plan and the rules of the New York Stock Exchange, a vote to amend the Plan requires the approval of a majority of votes cast, provided that the total votes cast represent more than a majority in interest of all shares entitled to vote on the proposal.

         Proposal 3: (to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31,
         1998):

            Votes for:        20,892,004
            Votes against:        50,482
            Votes withheld:       78,100

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Exhibit Index attached hereto is hereby incorporated by reference to this item. No reports on Form 8-K were filed by the registrant for the applicable quarter covered by this report.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              THE MILLS CORPORATION

August 11, 1998               By:  /s/ Kenneth R. Parent
-------------------------     ----------------------------------
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

  ****10.2        Amended and Restated 1994 Executive Equity Incentive Plan

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

    *10.28        Absolute Assignment of Mortgage and Loan Documents dated January 31, 1996 by and between CS First Boston Mortgage Capital Corporation as assignor and PFL Life
                  Insurance Company as assignee

 *****21.1        List of Subsidiaries of the Registrant

     NUMBER  EXHIBIT


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

**** Incorporated by reference to the Registrant's Proxy Statement dated April
     30,1998.

**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1998.