Form 10-Q
period 1998-09-30
MILLS CORP
filed 1998-11-16
CIK 914713

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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

                       24,141,037 shares of Common Stock
                    $.01 par value, as of  November 11, 1998

                             THE MILLS CORPORATION
                                   FORM 10-Q
                                     INDEX


PART I.      FINANCIAL INFORMATION                                                            PAGE
            ----------------------                                                            ----
ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

             Consolidated  Balance Sheets as of September 30, 1998
                and December 31, 1997.                                                           1

             Consolidated Statements of Income for the
                Three Months Ended September 30, 1998 and September 30, 1997.                    2

             Consolidated Statements of Income for the
                Nine Months Ended September 30, 1998 and September 30, 1997                      3

             Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1998 and September 30, 1997.                     4

             Notes to Consolidated Financial Statements                                          5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      11

PART II.     OTHER INFORMATION
             -----------------

Item 1.      Legal Proceedings                                                                  21

Item 2.      Changes in Securities                                                              21

Item 3.      Defaults Upon Senior Securities                                                    21

Item 4.      Submission of Matters to Vote of Security Holders                                  21

Item 5.      Other Information                                                                  21

Item 6.      Exhibits and Reports on Form 8-K                                                   21

Signature                                                                                       22

Certain matters discussed in this form 10-Q and the information incorporated by reference herein contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") relating to, without limitation, future economic performance, plans and objectives of management for future operations (including Year 2000 compliance) and projections of revenue and other financial items, demographic projections and federal income tax consequences, which can be identified by the use of forward-looking terminology such as "may," "will," "except," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements. These risks and uncertainties include those set forth in the Company's annual report on Form 10-K and other SEC filings.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             THE MILLS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                     September 30, 1998         December 31, 1997
                                                                        (Unaudited)                   (Note)
                                                                     ------------------         -----------------
ASSETS
Income producing property:
    Land and land improvement                                            $ 167,409                   $ 167,409
    Building and improvements                                              709,685                     703,805
    Furniture, fixtures and equipment                                       28,107                      25,253
    Less: accumulated depreciation and amortization                       (226,178)                   (206,357)
                                                                         ---------                   ---------
Total income producing property                                            679,023                     690,110

Land held for investment and/or sale                                        10,245                       7,397
Real estate development in progress                                         35,883                      18,904
Investment in unconsolidated entities                                      138,711                      95,299
                                                                         ---------                   ---------
Total real estate and development assets                                   863,862                     811,710

Cash and cash equivalents                                                      762                      25,263
Restricted cash                                                             14,810                      15,623
Accounts receivable                                                         18,882                      21,078
Notes receivable                                                             6,593                       6,733
Deferred costs, net                                                         43,520                      43,654
Other assets                                                                 2,374                       2,560
                                                                         ---------                   ---------

TOTAL ASSETS                                                             $ 950,803                   $ 926,621
                                                                         =========                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable                                       $ 756,813                   $ 703,713
Accounts payable and other liabilities                                      53,664                      54,929
                                                                         ---------                   ---------
Total liabilities                                                          810,477                     758,642

Minority interest                                                           57,071                      68,955

STOCKHOLDERS' EQUITY
    Common stock $.01 par value, authorized 100,000,000
    shares, issued and outstanding 23,113,964 and
    22,912,242 shares in 1998 and 1997, respectively                           231                         229
    Additional paid-in capital                                             438,962                     436,639
    Accumulated deficit                                                   (354,503)                   (337,142)
    Unamortized restricted stock award                                      (1,435)                       (702)
                                                                         ---------                   ---------
    Total stockholders' equity                                              83,255                      99,024
                                                                         ---------                   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 950,803                   $ 926,621
                                                                         =========                   =========




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

See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, except per share data)
                                  (Unaudited)



                                                                      Three                      Three
                                                                  Months Ended                Months Ended
                                                               September 30, 1998          September 30, 1997
                                                               ------------------          ------------------
REVENUES:
    Minimum rent                                                    $25,229                       $24,377
    Percentage rents                                                    573                         1,043
    Recoveries from tenants                                          12,361                        11,952
    Other revenues                                                    1,972                         2,287
    Fee income                                                        3,006                         2,056
    Interest income                                                     542                           531
                                                                    -------                       -------
                                                                     43,683                        42,246

EXPENSES:
    Recoverable from tenants                                         11,121                        10,842
    Other operating                                                   1,288                         1,498
    General and administrative                                        2,311                         2,499
    Interest expense                                                 11,146                         9,424
    Depreciation and amortization                                     9,114                         9,151
                                                                    -------                       -------
                                                                     34,980                        33,414

Other income/(expense)                                                 (454)                          181
Equity in earnings of unconsolidated entities                           657                           421
                                                                    -------                       -------

Income before extraordinary item and minority interest                8,906                         9,434

Extraordinary loss on debt extinguishment                                --                            --
                                                                    -------                       -------

Income before minority interest                                       8,906                         9,434
                                                                    -------                       -------

Minority Interest                                                    (3,621)                       (3,820)
                                                                    -------                       -------

Net Income                                                          $ 5,285                       $ 5,614
                                                                    =======                       =======

Earnings Per Common Share-Basic:

Income before extraordinary item                                    $  0.23                       $  0.24
                                                                    =======                       =======

Extraordinary loss on extinguishment of debt                             --                            --
                                                                    =======                       =======

Net income per common share-basic                                   $  0.23                       $  0.24
                                                                    =======                       =======

Earnings Per Common Share - Assuming Dilution:

Income before extraordinary item                                    $  0.23                       $  0.24
                                                                    =======                       =======

Extraordinary loss on extinguishment of debt                             --                            --
                                                                    =======                       =======

Net income per common share - assuming dilution                     $  0.23                       $  0.24
                                                                    =======                       =======

Dividends declared per common share                                 $0.4875                       $0.4725
                                                                    =======                       =======


See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, except per share data)
                                  (Unaudited)



                                                                         Nine                       Nine
                                                                     Months Ended               Months Ended
                                                                  September 30, 1998         September 30, 1997
                                                                  ------------------         ------------------
REVENUES:
    Minimum rent                                                        $ 74,802                  $ 71,395
    Percentage rents                                                       1,972                     3,165
    Recoveries from tenants                                               36,534                    34,924
    Other revenues                                                         4,950                     4,919
    Fee income                                                             7,750                     6,417
    Interest income                                                        2,330                     2,166
                                                                        --------                  --------
                                                                         128,338                   122,986

EXPENSES:
    Recoverable from tenants                                              32,021                    31,531
    Other operating                                                        3,995                     4,699
    General and administrative                                             7,295                     6,736
    Interest expense                                                      33,060                    31,468
    Depreciation and amortization                                         27,411                    25,998
                                                                        --------                  --------
                                                                         103,782                   100,432

Other income/(expense)                                                      (540)                      384
Equity in earnings of unconsolidated entities                              3,488                     1,422
                                                                        --------                  --------

Income before extraordinary item and minority interest                    27,504                    24,360

Extraordinary loss on debt extinguishment                                   (422)                   (8,060)
                                                                        --------                  --------

Income before minority interest                                           27,082                    16,300

Minority interest                                                        (11,049)                   (6,999)
                                                                        --------                  --------

Net income                                                              $ 16,033                  $  9,301
                                                                        ========                  ========

Earnings Per Common Share-Basic:

Income before extraordinary item                                        $   0.71                  $   0.65
                                                                        ========                  ========

Extraordinary loss on extinguishment of debt                               (0.01)                    (0.22)
                                                                        ========                  ========

Net income per common share-basic                                       $   0.70                  $   0.43
                                                                        ========                  ========

Earnings Per Common Share - Assuming Dilution:

Income before extraordinary item                                        $   0.71                  $   0.65
                                                                        ========                  ========

Extraordinary loss on extinguishment of debt                               (0.02)                    (0.22)
                                                                        ========                  ========

Net income per common share - assuming dilution                         $   0.69                  $   0.43
                                                                        ========                  ========

Dividends declared per common share                                     $ 1.4625                  $ 1.4175
                                                                        ========                  ========

See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)



                                                                                 Nine                          Nine
                                                                             Months Ended                  Months Ended
                                                                          September 30, 1998            September 30, 1997
                                                                          ------------------            ------------------
OPERATING ACTIVITIES:
    Income before minority interest                                           $  27,082                      $  16,300
    Adjustments to reconcile income before minority interest
       to net cash provided by operating activities:
          Net accretion of note receivable                                         (525)                          (525)
          Depreciation and amortization                                          27,411                         27,416
          Provision for losses on accounts receivable                               187                            111
          Equity in earnings of unconsolidated entities                          (3,488)                        (1,422)
          Net gain on sales of land and equipment                                    --                           (509)
          Restricted stock awards                                                   568                             --
          Extraordinary loss on debt extinguishment                                 422                          8,060
          Other changes in assets and liabilities:
             (Increase)/decrease in accounts receivable                           1,863                         (2,957)
             Decrease in notes receivable                                           665                            846
             (Increase)/decrease in other assets                                    333                         (1,373)
             Increase in accounts payable and other liabilities                   4,189                          2,695
                                                                              ---------                      ---------
    Net cash provided by operating activities                                    58,707                         48,642

INVESTING ACTIVITIES:
    Investment in real estate and development assets                            (89,218)                       (50,241)
    Distributions received from unconsolidated entities                          14,607                          3,820
    Proceeds from sale of land and equipment                                         --                          1,116
    Deferred costs                                                               (6,185)                        (9,744)
                                                                              ---------                      ---------
    Net cash used in investing activities                                       (80,796)                       (55,049)

FINANCING ACTIVITIES:
    Proceeds from mortgages, notes and loans payable                            176,078                        167,482
    Repayments of mortgages, notes and loans payable                           (122,978)                      (225,897)
    Refinancing costs                                                            (1,019)                        (2,054)
    Restricted cash                                                                 813                         (2,653)
    Dividends paid                                                              (33,334)                       (32,106)
    Distributions paid                                                          (22,997)                       (22,973)
    Proceeds from sale of common stock                                               --                        121,811
    Proceeds from exercise stock options                                          1,025                             --
                                                                              ---------                      ---------
    Net cash provided by (used in) financing activities                          (2,412)                        (3,610)
                                                                              ---------                      ---------

Net decrease in cash and cash equivalents                                       (24,501)                        (2,797)
Cash and cash equivalents at beginning of period                                 25,263                          6,327
                                                                              ---------                      ---------
Cash and cash equivalents at end of period                                    $     762                      $   3,530
                                                                              ---------                      ---------

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized                            $  31,983                      $  32,464
                                                                              =========                      =========





See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

         The Mills Corporation (the "Company") is a fully integrated, self-managed real estate investment trust ("REIT").

         The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns, as of September 30, 1998, a 1% interest as the sole general partner and a 58.33% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion, and management of super-regional, value and entertainment-oriented outlet malls (the "Mills") and community shopping centers (the "Community Centers"). As of September 30, 1998, the Operating Partnership owns or holds an interest in the following operating properties:

          Mills                                             Location (Metropolitan Market Served)
          -----                                             -------------------------------------
         Franklin Mills                                     Philadelphia, PA
         Gurnee Mills                                       Gurnee, IL  (Chicago)
         Potomac Mills                                      Woodbridge, VA  (Washington, DC)
         Sawgrass Mills                                     Sunrise, FL  (Ft. Lauderdale)
         Ontario Mills                                      Ontario, CA (Los Angeles)
         Grapevine Mills                                    Dallas, TX (Dallas/Fort Worth)
         Arizona Mills                                      Tempe, AZ (Phoenix)

         Community Centers                                  Location
         -----------------                                  --------

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

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)



BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto, included in the Mills Corporation Annual Report on Form 10-K for the year ended December 31, 1997.

         The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly owned or controlled by the Operating Partnership as well as its wholly owned subsidiaries Mills Management L.L.C. ("Mills Management"), and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the Mills Services Corporation ("MSC"), an entity formed in connection with the Company's initial public offering to provide development, management, leasing and finance services to third-party companies and unconsolidated entities. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's interest in certain Mills operating properties, as well as certain properties under development, are through investment in partnerships and other types of joint venture structures. The investments are accounted for using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

2.  RECLASSIFICATIONS

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1998 presentation.

3.  EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (FAS 128) which was adopted by the Company on December 31, 1997. Under the new requirements, FAS 128 replaced "primary EPS" with "basic EPS." Basic EPS is calculated by dividing income available to common shareholders by the weighted number of common shares outstanding during the period. Entities with complex capital structures are required to report "diluted EPS." Diluted EPS is calculated by adjusting net income for the period for the effects of convertible securities and dividing the resulting adjusted net income by the weighted average shares outstanding during the period, adjusted for the dilutive effect of options, warrants, contingent shares and convertible securities.

4.  MINORITY INTEREST

         Minority interest includes the interests of unitholders' in the Operating Partnership. The unitholders' interest is adjusted at each period end to reflect the ownership percentage at that particular time. The unitholders interest was 40.67% and 41.05% at September 30, 1998 and December 31, 1997, respectively.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)


The following table sets forth the computation of basic and diluted earnings per share:


                                                                    Three Months Ended       Nine Months Ended
                                                                     September 30, 1998      September 30, 1998
                                                                    -------------------     --------------------
Numerator for basic earnings per share                                   $   5,277                $  16,011
                                                                         =========                =========

Numerator for diluted earnings per share                                 $   5,309                $  16,123
                                                                         =========                =========

Denominators:
Denominator for basic earnings
    per share -- weighted average shares                                    23,114                   23,038
                                                                         ---------                ---------
Outstanding unvested Restricted Stock Awards --
    weighted average shares                                                    (75)                     (75)
                                                                         ---------                ---------
Denominator for basic earnings per share
    adjusted weighted average shares                                        23,039                   22,963
                                                                         ---------                ---------
Effect of dilutive securities:
Employee stock options and grants                                              347                      397
                                                                         ---------                ---------
Denominator for diluted earnings per
    share-adjusted weighted-average shares                                  23,386                   23,360
                                                                         =========                =========

Basic earnings per share                                                 $    0.23                $    0.70
                                                                         =========                =========
Diluted earnings per share
                                                                         $    0.23                $    0.69
                                                                         =========                =========

Limited partnership units in the Operating Partnership (15,845,295 and 16,328,884 outstanding at September 30, 1998 and December 31, 1997, respectively) may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

5. INVESTMENT IN UNCONSOLIDATED ENTITIES

         Certain Mills under development or in operation are partially owned through joint ventures ("Joint Ventures"). The Company is also the managing general partner of these Joint Ventures. The Company's interest in each Joint Venture is as follows:

                                                          Ownership %
                 Joint Venture                     as of September 30, 1998
                 -------------                     ------------------------
                 Ontario Mills                              50.0%
                 Grapevine Mills                            37.5%
                 Arizona Mills                              36.8%
                 Sawgrass Mills Phase III                   50.0%
                 The Block at Orange                        50.0%
                 Concord Mills                              50.0%
                 Katy Mills                                 75.0%
                 Meadowlands Mills                          66.7%
                 Opry Mills                                 66.7%

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As major business decisions require the approval of at least one other General Partner, the Company is deemed to not control these joint ventures pursuant to Statement of Position 78-9. As a result, its investments are accounted for under the equity method, where the investments are recorded at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. The Company reduces its investments in Joint Ventures to eliminate intercompany profits on sales of services that are capitalized by the Joint Ventures.

In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $71.1 million of Joint Venture debt until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The remaining aggregate amount of the special tax assessment is approximately $18.8 million and will be collected over a 25 year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

On August 18, 1998, the Company and its joint venture partners for the Grapevine Mills Limited Partnership entered into a mortgage agreement to borrow $155.0 million. The prior construction loan was repaid with proceeds from this new loan. Interest accrues at 6.465%, with an interest only period through September 1, 2002. Principal and interest will commence October 1, 2002 and will be based on a 30-year amortization with an anticipated balloon repayment in October 2008. The Company and Simon DeBartolo Group, Inc. (joint venture partner) have each guaranteed $5 million on this loan. The guarantee terminates when the debt service coverage ratio for any twelve consecutive months is equal to or exceeds 1.5 to 1.0.

On November 2, 1998, the Company and its joint venture partners refinanced Ontario Mills Limited Partnership for $145,000,000. Interest accrues at 6.75%. Principal and interest payments will be based on a 30-year amortization with an anticipated balloon repayment in December, 2008.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Combined balance sheets at September 30, 1998 and December 31, 1997 and results of operations for the nine months ended September 30, 1998 and 1997 are presented below for all Joint Ventures.

                                                                                         September 30,        December 31,
                                                                                              1998                1997
                                                                                         -------------       -------------
Assets:
    Income producing assets                                                               $   458,287         $  465,316
    Construction in progress                                                                  298,358            112,495
    Other                                                                                     143,449            122,458
                                                                                          -----------         ----------
                                                                                          $   900,094         $  700,269
                                                                                          ===========         ==========
Liabilities and partners' equity:
    Debt                                                                                  $   496,375         $  358,538
    Other liabilities                                                                          74,842             71,849
    Operating Partnership's accumulated equity                                                 93,754             75,600
    Joint Venture partners' accumulated equity                                                235,123            194,282
                                                                                          -----------         ----------
                                                                                          $   900,094         $  700,269
                                                                                          ===========         ==========


                                                                                          Nine Months Ended September 30,
                                                                                              1998                 1997
                                                                                          -----------         ----------
Revenues                                                                                  $    67,316         $   20,734
Recoverable and other property expenses                                                       (21,201)            (7,113)
Interest expense                                                                              (20,251)            (6,049)
Depreciation and amortization                                                                 (18,870)            (5,738)
Other income                                                                                    5,574              5,004
Extraordinary loss on debt extinguishment                                                          --               (961)
                                                                                          -----------         ---------
                                                                                          $    12,568         $    5,877
                                                                                          ===========         ==========

Operating Partnership's equity in earnings of unconsolidated joint ventures               $     3,488         $    1,422
                                                                                          ===========         ==========

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

6.  REVENUE RECOGNITION

         In May 1998, the Financial Accounting Standards Board issued EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods. " The provisions of EITF 98-9 do not allow the Company to accrue percentage rent until the tenant's sales have reached the break points stipulated in the respective tenant leases. The Company implemented EITF 98-9 for the quarter ended June 30, 1998. The effect of implementation of this EITF was a decrease in percentage rent for the three months and nine months ended September 30, 1998 of $0.5 million and $1.3 million respectively, which the Company expects to recognize as income in the fourth quarter of 1998.

7.  DECLARATION OF DIVIDEND

         On September 22, 1998, the Company declared a dividend of $.4875 per share which was paid on October 20, 1998 to stockholders of record as of October 1, 1998.

THE MILLS CORPORATION
(Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended September 30, 1998 to three months ended September 30, 1997.

Income before extraordinary item and minority interest for the three months ended September 30, 1998 decreased by approximately $0.5 million, (5.6%) to $8.9 million as compared to the three months ended September 30, 1997. The decrease was the result of an increase in expenses of approximately $1.6 million (4.7%), a decrease in other income/(expense) of $0.6 million (350.8%) offset by increases in revenues of approximately $1.4 million (3.4%) and equity in earnings of unconsolidated joint ventures of $0.2 million (56.1%).

Revenues:

Minimum rents for the three months ended September 30, 1998 increased approximately $0.9 million (3.5%) compared with the three months ended September 30, 1997. The increase was primarily due to additional rents obtained in connection with the Company's expansion and remerchandising efforts coupled with higher occupancy levels and lease rates across the properties.

Percentage rents for the three months ended September 30, 1998 decreased approximately $0.5 million (45.1%) compared with the three months ended September 30, 1997. The decrease was due to the implementation in 1998 of EITF 98-9 which does not allow the Company to accrue percentage rents until the tenant's sales have reached the break points stipulated in the respective leases. The Company expects to recognize the percentage rent as income in the fourth quarter 1998.

Recoveries from tenants for the three months ended September 30, 1998 increased $0.4 million (3.4%) compared to the three months ended September 30, 1997. The increase was primarily due to increases in occupancy and recoverable operating costs for various projects as well as an increase in the recoveries from Franklin Mills due to increasing the management-imposed ceiling on operating cost pass-through.

Other property revenue for the three months ended September 30, 1998 decreased $0.3 million (13.8%) compared to the three months ended September 30, 1997.
The decrease was primarily due to receiving a $0.5 million workers compensation refund during the third quarter 1997.

Fee income for the three months ended September 30, 1998 increased $1.0 million
(46.2%) compared with the three months ended September 30, 1997.   Fee income
for the quarter ended September 30, 1998 is comprised of management fees of approximately $0.7 million and development, leasing and finance fees of approximately $2.3 million as compared to $0.4 million and $1.6 million, respectively, for the same period in 1997. The increase in management fees in 1998 is due to the opening of two additional Mills projects in the fourth quarter 1997 (Arizona Mills and Grapevine Mills) from which the Company is earning management fees. The increase in development, leasing and finance fees in 1998 was due to fees being earned from five projects in 1998 (The Block at Orange, Grapevine Mills, Katy Mills, Concord Mills and Sawgrass Phase III Expansion) versus four projects in 1997 (The Block at Orange, Arizona Mills, Grapevine Mills and Ontario Mills).

Expenses:

Recoverable expenses for the three months ended September 30, 1998 increased $0.3 million (2.6%) compared with the three months ended September 30, 1997. The increase was primarily due to an increase in real estate taxes of $0.1 million at Potomac Mills and an increase painting costs of $0.1 million at Franklin Mills .

Other operating expenses for the three months ended September 30, 1998 decreased $0.2 million (14.0%) compared with the three months ended September 30, 1997. The decrease was primarily due to a decrease in contributions to promotional programs of $0.1 million and a decrease in legal fees of $0.1 million for landlord/tenant litigation.

THE MILLS CORPORATION
(Unaudited)


Interest expense for the three months ended September 30, 1998 increased $1.7 million (18.3%) compared with the three months ended September 30, 1997. This increase was due to a larger average debt balance for the three months ending September 30, 1998 than the prior period as a result of continued growth in the Company's business.

Other income/(expense) for the period September 30, 1998 decreased $0.6 million (350.8%) compared with the three months ended September 30, 1997. The decrease was primarily due the Company expensing costs associated with abandoned projects during the period ending September 30, 1998 of $0.4 million.

Equity in earnings of unconsolidated joint ventures for the period September 30, 1998 increased $0.2 million (56.1%) compared with the three months ended September 30, 1997. The increase was due to recording income from two additional malls during the three months ending September 1998. Arizona Mills and Grapevine Mills opened during the fourth quarter 1997. The earnings for the three months ending September 30, 1998 were reduced by the extraordinary loss at Grapevine associated with debt extinguishment of $0.8 million (Company's pro rata share).

THE MILLS CORPORATION
(Unaudited)


Comparison of nine months ended September 30, 1998 to nine months ended September 30, 1997.

Income before extraordinary item and minority interest for the nine months ended September 30, 1998 increased by approximately $3.1 million (12.9%) to $27.5 million as compared with the nine months ended September 30, 1997. The increase was the result of an increase in revenues of approximately $5.4 million (4.4%), an increase in equity in earnings of unconsolidated joint ventures of $2.1 million (145.3%) offset by an increase in expenses of approximately $3.4 million (3.3%) and a decrease in other income/(expense) of $0.9 million (240.6%).

Revenues:

Minimum rents for the nine months ended September 30, 1998 increased approximately $3.4 million (4.8%) compared with the nine months ended September 30, 1997. The increase was primarily due to additional rents obtained in connection with the Company's expansion and remerchandising efforts coupled with higher occupancy levels and lease rates across the properties.

Percentage rents for the nine months ended September 30, 1998 decreased approximately $1.2 million (37.7%) compared with the nine months ended September 30, 1997. The decrease was due to the implementation in 1998 of EITF 98-9 which does not allow the Company to accrue percentage rents until the tenant's sales have reached the break points stipulated in the respective leases. The Company expects to recognize the percentage rent as income in the fourth quarter 1998.

Recoveries from tenants for the nine months ended September 30, 1998 increased $1.6 million (4.6%) compared to the nine months ended September 30, 1997. The increase was primarily due to increases in occupancy and recoverable operating costs for various projects as well as an increase in the recoveries from Franklin Mills due to increasing the management-imposed ceiling on operating cost pass-throughs.

Fee income for the nine months ended September 30, 1998 increased $1.3 million (20.8%) compared with the nine months ended September 30, 1997. Fee income for the nine months ended September 30, 1998 is comprised of management fees of approximately $2.3 million and development, leasing and finance fees of approximately $5.4 million as compared to $1.3 million and $5.1 million, respectively, for the same period in 1997. The increase in management fees in 1998 is due to the opening of two additional Mills projects in the fourth quarter of 1997 (Arizona Mills and Grapevine Mills) from which the Company is earning management fees. The increase in development, leasing and finance fees in 1998 was due to fees being earned from five projects in 1998 (The Block at Orange, Grapevine Mills, Katy Mills, Concord Mills and Sawgrass Phase III Expansion) versus four projects in 1997 (The Block at Orange, Arizona Mills, Grapevine Mills and Ontario Mills).

Expenses:

Recoverable expenses for the nine months ended September 30, 1998 increased $0.5 million (1.6%) compared with the nine months ended September 30, 1997. The increase was primarily due to an increase in real estate taxes of $0.3 million at Potomac Mills and an increase in painting costs of $0.1 million at Franklin Mills.

Other operating expenses for the nine months ended September 30, 1998 decreased $0.7 million (15.0%) compared with the nine months ended September 30, 1997. The decrease was primarily due to a decrease in contribution to promotional programs of $0.2 million, a decrease in legal costs $0.2 and a decrease in bad debt expense of $0.3 million at certain projects.

THE MILLS CORPORATION
(Unaudited)


General and administrative expenses for the nine months ended September 30, 1998 increased $0.6 million (8.3%) compared with the nine months ended September 30, 1997. The increase was due to additional personnel required for increased domestic and international development activities and the opening of additional projects.

Interest expense for the nine months ended September 30, 1998 increased $1.6 million (5.1%) compared with the nine months ended September 30, 1997. This increase was due to a larger average debt balance for the three months ending September 30, 1998 than the prior period as a result of continued growth in the Company's business.

Depreciation and amortization expense for the nine months ending September 30, 1998 increased $1.4 million (5.4%) compared with the nine months ending September 30, 1997. The increase was due to expense relating to assets placed in service during the second half of 1997 associated with the remerchandising of Franklin Mills, Potomac Mills and Gurnee Mills.

Other income/(expense) for the period September 30, 1998 decreased $0.9 million (240.6%) compared with the nine months ended September 30, 1997. The decrease was due the Company expensing costs associated with abandoned projects in 1998 of $0.4 million and recognizing a gain on the sale of land in 1997 of $0.5 million.

Equity in earnings of unconsolidated joint ventures for the nine months ending September 30, 1998 increased $2.1 million (145.3%) compared with the nine months ended September 30, 1997. The increase was due to recording income associated with the two new Mills (Arizona Mills and Grapevine Mills) which opened during the fourth quarter 1997.

Extraordinary loss on debt extinguishment for the nine months ending September 30, 1998 decreased $7.6 million (94.8%) compared with the nine months ended September 30, 1997. The decrease was due to a non-cash write off of $8.1 million ($4.1 million net of minority interest) in deferred loan costs resulting from the refinancing of Franklin Mills in the second quarter of 1997.

THE MILLS CORPORATION
(Unaudited)


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company's balance of cash and cash equivalents was $0.8 million, not including its proportionate share of cash held in unconsolidated entities. In addition to its cash reserves, the Company had $32 million available under its line of credit. The terms of the facility are as follows:

------------------                                                                                    AMOUNT
                                                                                       TOTAL       OUTSTANDING
                                                                                     FACILITY       AT 9/30/98
                                MATURITY      INTEREST RATE          TERMS            (000'S)        (000'S)
                                --------      -------------          -----            -------        -------
Line of Credit...............    4/1/00      LIBOR +  1.40%      Interest Only      $  100,000     $   68,000


         On April 1, 1998, the Company refinanced its existing $60.0 million line of credit with borrowings under a unsecured revolving line of credit facility with Hypo Bank of New York. The line will be used to fund working capital requirements, real estate acquisitions, development costs and equity investments. The term of the facility is for two years with a one year extension option. Interest is payable at a variable rate with a variable margin (LIBOR plus 1.40 percent at September 30, 1998) based on the Company's debt coverage ratio. A facility fee of 0.20% is charged annually on the entire $100.0 million facility.

         Any amounts available under the line of credit are subject to certain performance measurements and restrictive covenants. The Company was in compliance with the applicable covenants at September 30, 1998.

         On April 23, 1998, the Operating Partnership entered into a loan agreement to borrow $15.0 million. The initial term expires on January 18, 1999, with two options for one year extensions. Interest is payable at a variable rate (LIBOR plus 1.25 percent at September 30, 1998). The loan is guaranteed by the Company.

         The Company had consolidated debt of approximately $756.8 million at September 30, 1998; of which $639.1 million was fixed-rate and $117.7 million was variable-rate. Scheduled principal repayments of consolidated indebtedness through 2002 are $358.9 million with $397.9 million due thereafter. The Company expects to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances. The Company's pro rata share of unconsolidated joint venture debt at September 30, 1998, was $196.3 million (net of tax increment financing), of which it had guaranteed $71.1 million.

         The Company's ratio of debt-to-total market capitalization was 45.5% and 40.1% at September 30, 1998 and September 30, 1997, respectively. If the Company's pro rata share of indebtedness of all unconsolidated joint venture properties were included, the ratio of debt-to-total market capitalization would be 51.3% and 43.7%, respectively.

THE MILLS CORPORATION
(Unaudited)

Development, Remerchandising and Expansion. The Company is involved in the following development, remerchandising and expansion efforts:

The Company currently is working on the development of six new projects: The Block at Orange, Katy Mills, Concord Mills, Opry Mills, Vaughan Mills and Meadowlands Mills. The Block at Orange is scheduled to open in the fourth quarter of 1998. Kan Am, the Company's joint venture partner in the development of the project, has funded all of the required equity for this project ($60 million). The joint venture has also obtained a $136 million loan commitment for this project. Concord Mills and Katy Mills are scheduled to open in the second half of 1999. These projects will be financed principally with external borrowings and other equity contributions from joint venture partners and the Operating Partnership. The Concord Mills joint venture has obtained a $199 million construction loan commitment for the project and the Katy Mills joint venture expects a construction loan commitment in the fourth quarter 1998. The Company anticipates that the Operating Partnership's equity requirements for Concord Mills and Katy Mills may total as much as $60 million in the aggregate, of which approximately $46 million had been funded as of September 30, 1998.

In October 1998, the Company entered into a settlement agreement with Chelsea GCA Realty, Inc., Simon Property Group, L.P., and certain of their affiliates by which the parties settled litigation concerning efforts by Chelsea and Simon to develop a shopping center in the Houston, Texas area. In the settlement agreement, the Company agreed to purchase Chelsea's interest in the proposed project by reimbursing Chelsea for its share of land costs, development costs and fees related to the project, and to make $21.4 million in additional payments to Chelsea over a four-year period. The Company anticipates that the construction loan and equity contributions for Katy Mills would be sufficient to cover the Company's obligations to make the deferred payments.

         In February 1998, the Company announced that it had secured a site in Vaughn, Ontario for the development of Vaughan Mills, the first Mills project to be developed outside of the United States. This project will be developed through a joint venture with Cambridge. The Company broke ground for Opry Mills on October 5, 1998 and expects to commence development of Meadowlands Mills in the fourth quarter of 1999. The Company anticipates that the Operating Partnership's required total equity requirements for Opry Mills, Meadowland Mills, and Vaughan Mills may exceed $100 million, of which approximately $20 million had been funded at September 30, 1998. The Company currently is negotiating arrangements to obtain the balance of such equity requirements, but these arrangements are subject to certain matters outside the control of the Company (see Cautionary Statement, Index page). In connection with the Meadowlands project, the Company has acquired a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands sports Complex and approximately five miles from New York City. Commencement of construction may be delayed pending the completion of ongoing Environmental Impact Statement and the federal/state permitting process. In December 1997, the White House Council on Environmental Quality joined the Army Corp of Engineers, the Environmental Protection Agency and other federal agencies in proposing a Special Area Management Plan (SAMP) for the Meadowlands area. The guidelines proposal in the SAMP would, upon their anticipated adoption in late 1998, permit Meadowland Mills to be developed on a site ranging in size between 125 and 200 acres. Upon procurement of all necessary entitlements it is anticipated that the project will be developed by a joint venture formed among the Operating Partnership (whose effective interest will be diluted from 66.7% to 58.2%), Kan Am (29.1%), Empire Ltd.(9.2%), and Bennett S. Lazare and individual affiliated with the Empire Ltd. (3.5%).

         In May 1998, the Operating Partnership entered into an agreement with Taubman Realty Group to develop jointly at least seven major value retail projects over a ten year period. The Company and Taubman are currently in the process of formalizing joint venture agreements for these projects.

         In addition to the above the Company is also conducting due diligence on several other proposed sites, including sites in San Francisco, California, North Aurora, Illinois (Chicago), Atlanta, Georgia, Cleveland, Ohio, Philadelphia, Pennsylvania, South Weymouth, Massachusetts (Boston), Tampa, Florida and Baltimore, Maryland. The Company is also continuing to evaluate various prospective international sites outside of Canada with a concentrated focus on South America and Europe as well as other domestic sites for other Mills-type projects and for the Company's new "Block" project format.

THE MILLS CORPORATION
(Unaudited)

         The Company is in the process of expanding and/or remerchandising Potomac Mills, Sawgrass Mills, Franklin Mills and Gurnee Mills. The costs of
these expansion and remerchandising programs is estimated at $145 million.   At
September 30, 1998, approximately $68 million had been spent on these projects and it is anticipated that an additional $77 million will be spent during the next two years. Of the estimated costs of $145 million, $78 million will be financed with external sources and $77 million will be funded by the Operating Partnership. At September 30, 1998 the Operating Partnership had funded $48 million of the required equity to finance those programs.

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

CASH FLOWS

         Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997. Net cash provided by operating activities increased approximately $10.1 million (20.7%) to $58.7 million for the nine months ended September 30, 1998 as compared to $48.6 million for the nine months ended September 30, 1997, primarily resulting from net operating income growth for the portfolio as a whole. Net cash used in investing activities increased approximately $25.8 million (46.8%) to $80.8 million for the nine months ended September 30, 1998, as compared to $55.0 million for the nine months ended September 30, 1997, primarily as a result of increased expenditures for real estate and development assets and advances to certain joint ventures. Net cash used in financing activities decreased approximately $1.2 million (33.2%) to $2.4 million for the nine months ended September 30, 1998, as compared to $3.6 million for the nine months ended September 30, 1997 due to the incurrence of financing costs of $2.1 million in connection with certain debt refinancings in 1997 versus $1.0 million in financing costs in 1998.

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

THE MILLS CORPORATION
(Unaudited)


FFO for the nine months ended September 30, 1998 increased to $60.1 million compared to $51.2 million for the comparable period in 1997. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:


--------------------------------------------------------------------------------------------------------
                                                  Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                                    -------------                   -------------
--------------------------------------------------------------------------------------------------------
                                                  1998            1997             1998           1997
                                                  ----            ----             ----           ----
                                                  (Dollars in thousands)        (Dollars in thousands)
Funds From Operations Calculation:
  Income before extraordinary item and            $   8,906  $   9,434         $   27,504    $    24,360
     minority interest.......................
  Adjustments:

     Add: Depreciation and amortization               8,222      8,370             24,591         23,817
       of real estate assets.................

     Add: Extraordinary loss on debt                     --         --                --             397
       extinguishment  of unconsolidated
       joint ventures
     Add: Real estate depreciation and
       amortization of unconsolidated                 3,126        930             8,015           2,576
                                                  ---------  ---------         ----------    -----------
       entities


  Funds From Operations......................     $  20,254  $  18,734         $   60,110    $    51,150
                                                  =========  =========         ==========    ===========
----------------------------------------------------------------------------------------------------------

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

IMPLICATIONS OF YEAR 2000

The Year 2000 ("Y2K") presents the problem that many existing computer programs do not have the ability to properly recognize a year that begins with "20" instead of the familiar "19". As a result, programs having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to system failure. The Company has identified potential risks related to the Y2K problem in five primary areas: computer hardware, operating systems software, applications software, telephone and voice mail, and embedded/3rd-party systems.

THE MILLS CORPORATION
(Unaudited)


STATE OF READINESS

         A.      The Project Plan

         The Company has developed a Year 2000 Compliance Assessment and Remediation Project Plan (the "Project Plan") for the purpose of identifying, understanding and addressing the issues associated with the Y2K problem. The Project Plan involves three phases: Phase I (which has been implemented) involved establishing a team of Company personnel and outside consultants who would provide the technical expertise, temporary human resources and Project management skills necessary to execute the Plan; Phase II (which is currently in progress) focuses on inventory (i.e. identifying hardware, software, and critical embedded/3rd-party systems) and assessment of Company information technology and telecommunications systems; and Phase III (which will be implemented in 1999) shall involve the repair or replacement of non-compliant hardware, software and embedded systems, if required.

         With respect to Y2K readiness of embedded systems, the Company is seeking assurances from its vendors, contractors, lenders and tenants through questionnaires, and will conduct testing, verification and/or remediation in-house on an as needed basis. To date, questionnaires have been sent and responses are being recorded and logged for follow-up. With respect to computer systems, the Company is using consultants and in-house staff to inventory, test and verify Y2K compliance of all hardware and software.

         B.      Financial and Accounting Systems

         The Company is currently assessing its exposure with respect to its accounting and management software. Specifically, a new general ledger system will be installed and fully Y2K compliant by First Quarter 1999. The Company has also developed its own Y2K compliant software package for its tenant ledger system that was installed in 1998. The Company's payroll service provider has recently received its ITAA*2000 certification. The Company will continue to assess its software to determine whether additional portions will have to be modified or replaced.

COSTS

         The Company currently estimates a completion date of June 1999 for the Y2K project. The Company believes that with the implementation of the new financial and accounting systems, planned and completed, the Y2K issue will not pose significant operational issues or costs. However, the costs of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party Y2K readiness and other factors.

RISK ASSESSMENT

         Based on the information the Company has received to date, the Company does not believe that the impact of the Y2K problem will have a material adverse effect on the its financial condition and results of operations. Moreover, because the Company's major source of income is rental payments under long term leases, the failure of key information systems is not expected to have a material adverse effect on the Company's financial condition and results of operations. Even if the Company experienced problems with its information systems, the payment of rent under the leases would not be excused.

         Should any of the Company's lenders, manufacturers, vendors or suppliers cease to conduct business due to Y2K related problems, the Company is prepared to contract with alternate providers without experiencing any material adverse effect on the its financial condition and results of operations. With regard to tenants, the Company is currently contacting tenants in order to assess the risk of tenants' failure to operate due to the Y2K problem and the possible effect on the Company's rental income, if any.

CONTINGENCY PLANS

         Contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         The Exhibit Index attached hereto is hereby incorporated by reference to this item.

         Reports on Form 8-K were filed by the Company on November 4, 1998 and August 26, 1998 to report certain operational information concerning the Company and the properties owned or managed by it as of June 30, 1998 and March 31, 1998, respectively. No other reports on Form 8-K were filed by registrant for the applicable quarter covered by this report.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           THE MILLS CORPORATION

November 16, 1998                          :    /s/  Kenneth R. Parent
----------------------------------         --------------------------------------------------------
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

         10.2  Amended and Restated 1994 Executive Equity Incentive Plan

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