Form 10-K
period 1998-12-31
MILLS CORP
filed 1999-03-31
CIK 914713

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1998 OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 1999, the aggregate market value of the 22,627,138 shares of common stock held by non-affiliates of the registrant was $391,732,327 based upon the closing price ($17.3125) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 26, 1999, there were 24,139,317 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part II. Portions of the registrant's proxy statement for the annual shareholders meeting to be held in 1999 are incorporated by reference into Part III.

                              THE MILLS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1998

                                TABLE OF CONTENTS

PART I  .......................................................................3

Item 1. Business...............................................................3

Item 2. Properties............................................................18

Item 3. Legal Proceedings.....................................................45

Item 4. Submission of Matters to a Vote of Security Holders...................45


PART II ......................................................................46

Item 5. Market for the Registrant's Common Equity and Related
        Shareholder Matters...................................................46

Item 6. Selected Financial Data...............................................47

Item 7 and 7A . Management's Discussion and Analysis of Financial Condition
        and Results of Operations and Quantitative and Qualitative
        Disclosures About Market Risk.........................................47

Item 8. Financial Statements and Supplementary Data...........................47

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................47

PART III .....................................................................48

Item 10. Directors and Executive Officers of the Registrant...................48

Item 11. Executive Compensation...............................................49

Item 12. Security Ownership of Certain Beneficial Owners and Management.......49

Item 13. Certain Relationships and  Related Transactions......................49

PART IV ......................................................................50

Item 14. Exhibits, Financial Statements, Schedules and Reports and
         Form 8-K.............................................................50

SIGNATURES ...................................................................53

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

THE COMPANY

       Except as otherwise required by the context, references in this Form 10-K to "we," "us," "our" and the "Company" refer to The Mills Corporation and its direct and indirect subsidiaries, including The Mills Limited Partnership, and references in this Form 10-K to the "Operating Partnership" refer to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner.

       We own interests in, develop, redevelop, lease and manage a portfolio currently consisting of seven super-regional, value and entertainment oriented malls (the "Mills"), 11 community shopping centers (the "Community Centers") and one urban entertainment/retail project (the "Block"). We are a fully-integrated, self-managed real estate investment trust (a "REIT") with approximately 1,200 employees as of December 31, 1998 and provide all development, redevelopment, leasing, financing, management and marketing services with respect to all properties currently in operation. The Mills comprise the primary focus of our operations, with approximately 10.7 million square feet of gross leasable area in seven states, of which approximately 1.0 million square feet is owned by certain anchor tenants.

       We were originally incorporated in the Commonwealth of Virginia on January 2, 1991 and reincorporated in the State of Delaware in 1994. We became publicly traded on April 21, 1994. We have authorized 150,000,000 shares of common stock, $0.01 par value per share, comprised of 100,000,000 shares of voting common stock and 50,000,000 shares of nonvoting common stock and 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 1998, there were 24,139,317 shares of common stock (including 1,007,620 shares of common stock issued to the Operating Partnership and held in escrow to secure specific obligations pursuant to a settlement agreement with Chelsea GCA Realty and Simon Property; see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Development, Remerchandising and Expansion.") and no shares of preferred stock outstanding. We are the sole general partner of the Operating Partnership and currently own 59.35% of the Operating Partnership's outstanding partnership units (before giving effect to the common stock held in escrow and the corresponding partnership units associated with those shares). The Operating Partnership's partnership units (other than those owned by us) are exchangeable under certain circumstances for the cash equivalent of a share of our common stock or, at our option, a share of our common stock. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain limited exceptions. The Operating Partnership either holds title to our properties or directly or indirectly holds 100% of the general and limited partnership interests in the partnerships that own the operating properties, except for the joint ventures that own Ontario Mills, Grapevine Mills, Arizona Mills and The Block at Orange in which the Operating Partnership holds 50.0%, 37.5%, 36.8% and 50.0% interest, respectively. The Operating Partnership has also formed joint ventures to develop additional properties.

       We conduct all of our business through the Operating Partnership and the Operating Partnership's various subsidiaries, which include: (i) Management Associates Limited Partnership, which provides leasing and management services for our properties, and (ii) MillsServices Corp., which provides management services to properties in which we do not own an interest and provides development services for our properties and new properties acquired by us. The Operating Partnership owns 100% of the interests in the Management Associates Limited Partnership, and 99% of the non-voting preferred stock (representing a 99% economic interest) and 5% of the voting common stock of MillsServices Corp. In addition, a former director of ours and an affiliate of Kan Am U.S., Inc. ("Kan Am", which owns approximately 34.8% of the outstanding partnership units in the Operating Partnership) each own 5% of the non-voting preferred stock (representing, in the aggregate, a 1% economic interest) and 47.5% of the voting common stock of MillsServices Corp.

       We maintain our executive offices at 1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209. Our telephone number is (703) 526-5000. We also maintain a web site at www.millscorp.com.

OUR PORTFOLIO

       The following table sets forth a summary of our operating properties as of December 31, 1998:

                                                             APPROX.                      NO. OF       1998
                                                              GROSS           PERCENT     ANCHOR      SPECIALTY
                          METROPOLITAN          YEAR      LEASABLE AREA       LEASED      STORES     STORE SALES       COMPANY
NAME/LOCATION             AREA SERVICED        OPENED     (SQ. FT.) (1)         (2)         (3)      PER SQ. FT.      OWNERSHIP
-------------             -------------        ------     -------------         ---         ---      -----------      ---------
MILLS
                           Washington,
Potomac Mills            D.C./Baltimore         1985        1,636,870           96%          17         $ 320            100%

                          Philadelphia/
Franklin Mills              Wilmington          1989        1,739,849           97           19           294            100%

                        Fort Lauderdale/
Sawgrass Mills          Miami/Palm Beach        1990        1,878,522           99           20           448            100%

Gurnee Mills            Chicago/Milwaukee       1991        1,653,978           98           16           282            100%

Ontario Mills              Los Angeles          1996        1,345,096 (4)       99           18           345             50% (5)

Grapevine Mills         Dallas/Ft. Worth        1997        1,240,781 (6)       98           16           300           37.5% (7)

Arizona Mills                Phoenix            1997        1,208,899           98           15           301           36.8% (8)
                                                            ---------                        --
     MILLS TOTALS/WEIGHTED AVERAGES                        10,703,995           97%         121         $ 332 (9)
                                                           ==========                       ===
BLOCKS

                          Los Angeles/
The Block at Orange       Orange County         1998          642,554(10)       90%           9            --             50% (11)
                                                              =======                         =
COMMUNITY CENTERS (11 SHOPPING CENTERS)       Various       2,220,502           95%          28         $ 245            100%
                                                            =========                        ==

(1) Includes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills-80,000 square feet; Franklin Mills-209,612 square feet; Sawgrass Mills-281,774 square feet; Gurnee Mills-250,806 square feet; Ontario Mills-125,000 square feet; and

       Community Centers-15,981 square feet. A ground lease at Franklin Mills of 152,370 square feet and a ground lease at Ontario Mills of 16,595 square feet are also included.

(2) Percent leased is defined as all space leased and for which rent is being paid as of December 31, 1998, excluding tenants with leases having a term of less than one year, plus gross leasable area owned by store tenants.

(3)    Anchor stores include all stores occupying more than 20,000 square feet.

(4) Ontario Mills will contain approximately 1.7 million square feet of gross leasable area, including gross leasable area owned by tenants, upon full build out.

(5) Our other joint venture partners are Kan Am, with a 25% interest, and Simon Property, with a 25% interest. We and our other partners each are entitled to a priority return during operations equal to 9% per annum on unreturned capital contributions.

(6) Grapevine Mills will contain approximately 1.5 million square feet of gross leasable area, including gross leasable area owned by tenants, upon full build out.

(7) Our other joint venture partners are Kan Am, with a 25% interest, and Simon Property, with a 37.5% interest. We and our other partners each are entitled to a priority return during operations equal to 9% per annum on unreturned capital contributions.

(8) Our other joint venture partners are Taubman Realty, with a 36.8% interest, and Simon Property, with a 26.4% interest.

(9) Includes Grapevine Mills and Arizona Mills, which opened in October 1997 and November 1997, respectively. Excluding projects in their first full year of operations (Grapevine Mills and Arizona Mills), the average sales per square foot would be $342.

(10) The Block at Orange will contain approximately 0.8 million square feet of gross leasable area, including gross leasable area owned by tenants, upon full build out.

(11) Our other joint venture partner is Kan Am, with a 50% interest. Each partner is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions.

       A brief description of the three types of real estate projects in our portfolio is set forth below:

       Mills. The Mills are the primary focus of our operations. A typical Mills contains 175 to 200 specialty tenants and 15 to 20 anchor tenants, and averages approximately 1.5 million square feet of gross leasable area. Mills are essentially a hybrid of various retail formats with a diverse tenant base consisting of department stores, specialty stores, manufacturers outlets, off-price retailers, catalog retailers, "category killers," which offer a selection of products in one defined merchandise category, and entertainment venues. A list of representative tenants is set forth below:

  DEPARTMENT STORES                SPECIALTY STORES      MANUFACTURERS OUTLETS
  -----------------                ----------------      ---------------------
  Off 5th by Saks Fifth Avenue     Ann Taylor            Ralph Lauren/Polo
  Last Call from Neiman Marcus     Benetton              Nautica
  Nordstrom Rack                   Joan and David        Tommy Hilfiger

         OFF-PRICE RETAILERS                              CATALOG RETAILERS
         -------------------                              -----------------
         Dress Barn                                       Land's End
         Famous Footwear                                  Harry and David
         Rack Room Shoes                                  J.C. Penney Outlet

         CATEGORY KILLERS                                 ENTERTAINMENT VENUES
         ----------------                                 --------------------
         Bed, Bath & Beyond                               AMC Theatres
         Waccamaw Pottery                                 Rainforest Cafe
         The Sports Authority                             Dave & Busters

       Mills are located in large, metropolitan areas with a minimum of one million people within a 20 mile radius, a projected annual population growth of at least 6%, a minimum median annual household income of $50,000 and a market with steady tourist appeal. Prototypical physical layout is a "race track" format of stores on one level with ample non-decked parking. We believe shoppers of the Mills can generally be characterized as follows:

       - shoppers within a 10-15 mile radius of the property that use the Mills as their local regional mall equivalent;

       - shoppers within a 15-40 mile radius that travel beyond other retail offerings to access the breadth and uniqueness of the Mills tenant mix; and

       - shoppers and tourists traveling from various distances as part of a planned shopping experience.

       Blocks. With the opening of The Block at Orange in November 1998, located in Orange, California, we have begun the rollout of a new retail format consisting of an open-air urban mainstreet atmosphere located in high traffic areas. The Blocks will have a high component of entertainment including restaurants, theatres and distinctive retail concepts such as Vans, a clothing/shoe store and skateboarding park. The Block projects will have an urban/suburban mainstreet scene with a size between 0.3 million square feet and
1.0 million square feet of gross leasable area and will be custom tailored for each market and geographic location. We believe that this concept meets market demand for an innovative retail format within target markets such as major university towns, dense suburban areas and large city centers. We believe that our success with the Mills concept will carry over to this new concept, as evidenced by the 89% occupancy rate at the opening of The Block at Orange and the favorable market reaction to this distinctive development.

       Community Centers. The eleven Community Centers contain a total of approximately 2.2 million square feet of gross leasable area and are located in Florida, Georgia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. The Community Centers are open-air shopping centers containing traditional shopping center tenants such as grocery, drug, video and greeting card stores, as well as a strong concentration of national value retailers. Anchor tenants of the Community Centers include Giant Food, Krogers, Marshall's, Safeway, T.J. Maxx, Wal-Mart, Bed, Bath & Beyond and Walgreens.

       While serving as a stable source of property operating income for the Company, the Community Centers are not a strategic part of our business. We may consider divesting these assets and redeploying the capital into the core business of developing large scale value/entertainment-oriented assets. The timing of any divestiture is dependent on market conditions.

COMPETITIVE ADVANTAGES

       We believe that the Mills have a number of inherent competitive advantages over other retail formats in operation today, and that these advantages are responsible for the strong operating performance of our portfolio of properties, as more fully described below.

       Consumer Draw. We believe that the critical mass achieved by aggregating an average of approximately 190 stores and 1.5 million square feet of gross leasable area under one roof, coupled with the distinctive physical characteristics of our Mills, are the primary reasons that our properties attract so many people and create extended shopping trips. We believe people are attracted to our distinctive mix of tenants, including department stores, specialty stores, manufacturer's outlets, off-price retailers, catalog retailers, "category killers," which offer a selection of products in one defined merchandise category, and entertainment venues. We believe we have created a shopping environment that is festive and social, with interior designs resembling a "Mainstreet" atmosphere which incorporates staggered store fronts and roof lines, natural lighting and colorful graphic accents. Shopping avenues in our Mills are interspersed with a variety of food establishments and video and entertainment courts, further enhancing the entertainment nature of the shopping trip.

       We believe our Mills have a primary trade area of an estimated 40 miles. The Mills are the top tourist destinations in their respective states (excluding Sawgrass Mills in Florida, which is second only to Disney World). The Mills average 18 million visitors each per year, and are visited by an excess of 2,000 tour buses annually.

       Brand Awareness. The Mills brand is synonymous with a one of a kind value, entertainment and variety retail offering. We believe that the Mills is the only retail shopping experience that is differentiated by its product type. The Mills brand has intrinsic value due to its differentiation with the market, consumers and tourist shoppers and their identification with the Mills brand.

       Attractiveness to Tenants. We believe tenants are attracted to our Mills as a result of the heavy foot traffic generated at the Mills and the length and productivity of consumer visits, which translate into high sales levels. In addition, we believe tenant occupancy costs are low as a result of lower common area maintenance costs at a Mills versus many other retail formats. The lower common maintanence costs are a result of several factors, including:

       - Anchor contributions: due to 15 to 20 anchor stores contributing significantly to common area maintenance pools;

       - Low maintenance costs: due to one-story construction, smaller concourses and lack of deck parking; and

       - Larger tenant base: due to each Mills' significant specialty store shop tenant square footage, resulting in a lower per square foot common area maintenance costs.

       Flexibility of Product. The single-story, simple construction of our Mills allows us to easily reconfigure them in response to changing retail formats. Furthermore, our anchor leases give us more flexibility to establish our preferred merchandise mix and to undertake any desired remodeling projects than is afforded by traditional regional mall anchor leases. This makes it easier for us to make room for new, exciting retailers, which keep the product fresh and enhance consumer draw, and to replace underperforming stores.

       Barriers to Entry. We believe that our status as the innovator of the Mills and Block product types and our success with our existing portfolio have made us the leading developer of large-scale value/entertainment oriented retail projects. The strong relationships we have developed with our tenants give us a number of competitive advantages in the development process, including the ability to validate project feasibility in the predevelopment stage with tenant commitments and the ability to fulfill significant pre-leasing requirements imposed by construction lenders. In addition, the complexity and financial commitment associated with developing a project the size and nature of a Mills precludes many potential competitors from entering our business. Furthermore, through our contractual alliances with Simon Property Realty Group, L.P. ("Simon Property") and Taubman Realty Group, L.P. ("Taubman Realty"), we believe we are already aligned with two of the strongest developers of retail projects in the country. See "-- Strategic Relationships." Finally, we believe we are the only company currently building Mills-type projects that has fully integrated development capabilities reflecting lessons learned from successful past development projects.

DEVELOPMENT PIPELINE

       Projects Under Construction. As of December 31, 1998, we had four Mills under construction, comprising approximately 4.2 million square feet of new gross leasable area. Estimated total development cost for these projects is approximately $726 million. After construction financing proceeds and joint venture partner equity contributions, our equity requirement associated with these projects is approximately $88.75 million, $45.4 million of which had been funded as of December 31, 1998. The following table sets forth certain information with regard to these projects.

                            MILLS UNDER CONSTRUCTION

                                                     APPROXIMATE                       ESTIMATED                           ANCHOR
                                     ANTICIPATED        GROSS                            TOTAL           REQUIRED           STORE
                   METROPOLITAN        OPENING        LEASABLE         COMPANY          PROJECT        EQUITY FROM         TENANT
NAME/LOCATION      AREA SERVED        DATE (1)      AREA (1), (2)     OWNERSHIP        COST (3)        COMPANY (4)       COMMITMENTS
-------------      -------------      --------      -------------     ---------      -------------    -------------      -----------
                                                                                     (IN MILLIONS)    (IN MILLIONS)
Sawgrass Mills -   Ft. Lauderdale/
  Phase III        Miami/Palm          Spring
    Expansion      Beach                1999             300,000        50% (5)       $     68            $ 0.00              4

                                        Fall
Katy Mills         Houston              1999           1,300,000      62.5% (6)            225             26.25             13

                                        Fall
Concord Mills      Charlotte            1999           1,400,000      37.5% (7)            211             12.50             11

                                       Spring
Opry Mills         Nashville            2000           1,200,000      66.7% (8)            222             50.00              5
                                                       ---------                      --------          --------

                                                       4,200,000                      $    726             88.75
                                                       =========                      ========          ========

(1) Anticipated opening dates and approximate gross leasable area may be subject to adjustment as a result of factors inherent in the development process, some of which may not be under our direct control.

(2) Approximate gross leasable area includes space that will be owned by anchor tenants.

(3) Our best estimate of aggregate project cost as of December 31, 1998 net of reimbursements for tax increment financings, sales of land to anchor tenants and other construction-related recoveries. Many of the underlying components of development cost may not be under our direct control.

(4) Consists of equity requirement of the Company after construction loans and joint venture equity partner contributions. Of the $88.75 million required for all four projects, $45.4 million, or 51.2%, had been funded by the Company as of December 31, 1998.

(5) Our other joint venture partner is Kan Am, with a 50% interest. Each partner is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions.

(6) Our other joint venture partner is Kan Am, with a 37.5% interest. Each partner is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions.

(7) Our other joint venture partners are Kan Am, with a 25% interest, and Simon Property, with a 37.5% interest. Each partner is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions.

(8) Our other joint venture partner is a corporate affiliate of Gaylord Entertainment Company, with a 33.3% interest. We are entitled to a cumulative construction period preference and each partner is entitled to a priority return during operations equal to 9% per annum on its unreturned capital contributions.

       The following is a brief description of the Mills projects currently under construction:

               Sawgrass Mills - Phase III Expansion - Sunrise, Florida.
The Phase III expansion of Sawgrass Mills will consist of an approximately 300,000 square foot entertainment zone, will be anchored by a 24-screen Regal Theater, Gameworks, Wolfgang Puck Cafe and Ron Jon Surf Shop and will be located across the ring road from the Florida Panthers Sports Arena. We expect to open Phase III of Sawgrass Mills in the spring of 1999. Development costs incurred through December 31, 1998 were approximately $32.5 million.

               The Phase III expansion is being developed and is owned by a limited partnership between us, with a 50% interest, and Kan Am, with a 50% interest. Kan Am has agreed to fund 100% of the project's initial required equity. We have no equity contribution requirement. Kan Am will receive a 9% preferred return on its equity until permanent financing is secured for the project. We have guaranteed Kan Am's receipt of this preferred return. After permanent financing is secured, we and Kan Am will each receive a 9% preferred return on our equity, and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have the right to provide all development, management and leasing services for the expansion, subject to the approval of Kan Am of specified major decisions, including a sale or refinancing of the project and the approval of the development and annual budgets. We have guaranteed completion of the expansion within the parameters of the approved development budget.

               At specified times following the tenth anniversary of the project's opening, either we or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we can require Kan Am to sell to us, for cash or limited partnership units of the Operating Partnership at Kan Am's election, Kan Am's entire interest in the partnership. Also pursuant to the buy-sell provision, Kan Am can require us to acquire, for cash or limited partnership units of the Operating Partnership at our election, Kan Am's entire interest in the partnership.

               Katy Mills - Houston, Texas. In the first quarter of 1998, we acquired a 500-acre site located at the intersection of Katy-Fort Bend Road and I-10 in Fort Bend and Harris Counties. The approximately 1.3 million square foot project planned for this site will consist of a combination of specialty retailers, cinemas and themed restaurants. We have obtained anchor lease commitments from Bed, Bath & Beyond, Books-A-Million, Jillian's, FYE (For Your Entertainment), Starflight Cafe, Benetton Sportsystems, Sun & Ski, Boot Town, Inc., AMC Theaters, Burlington Coat Factory, Marshalls, Bass Pro Shops and Rainforest Cafe. Construction began on this project during the first quarter of 1998. The residual acreage that remains after the build out of the Katy Mills project will be developed for mixed-use office and retail projects either by us or by third parties. We expect to open this project in the fall of 1999. Development costs through December 31, 1998 were approximately $106.2 million.

               The project is being developed and is owned by a limited partnership between us, with a 62.5% interest, and Kan Am, with a 37.5% interest. Kan Am and we have committed to contribute up to $78.75 million and $26.25 million, respectively, which represents 100% of the estimated equity required for this project, and it is anticipated that construction and tax increment financing will be obtained to complete the project. As of December 31, 1998, we had fully funded our commitment. We and Kan Am each will receive a 9% preferred return on our equity until permanent financing is secured for the project. We have guaranteed Kan Am's receipt of this preferred return. After permanent financing is secured, we and Kan Am each will receive a 9% preferred return on our equity, and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have the right to provide all development, management and leasing services for the project, subject to the approval of Kan Am for specified major decisions, including a sale or refinancing of the project and approval of annual budgets. We have guaranteed completion of the project within the parameters of an approved development budget.

               At specified times following the tenth anniversary of the project's opening, either we or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we can require Kan Am to sell to us, for cash or limited partnership units of the Operating Partnership at Kan Am's election, Kan Am's entire interest in the partnership. Also pursuant to the buy-sell provision, Kan Am can require us to acquire, for cash or limited partnership units of the Operating Partnership at our election, Kan Am's entire interest in the partnership.

               Concord Mills - Charlotte, North Carolina. The Concord Mills project will be situated on an approximately 165-acre site located at the intersection of Interstate 85 and Kings Grant/Speedway Boulevard in the city of Concord, North Carolina. The approximately 1.4 million square foot project planned for this site will consist of a combination of specialty retailers, cinemas and themed restaurants. We have obtained anchor lease commitments from Burlington Coat Factory, Group USA, Jillian's, Bass Pro Shops, FYE (For Your Entertainment), Alabama Grill, Sun & Ski, T.J. Maxx, Books-A-Million, Bed, Bath & Beyond and AMC Theatres. We expect to open Concord Mills in the fall of 1999. Acquisition and development costs incurred through December 31, 1998 were approximately $72.2 million.

               The project is being developed and is owned by a limited partnership among us, with a 37.5% interest, Simon Property, with a 37.5% interest, and Kan Am, with a 25% interest. We and Simon Property have committed to contribute up to $12.5 million each and Kan Am has committed to contribute up to $25.0 million to fund the project's equity capital requirements. As of December 31, 1998, we had fully funded our commitment. The remainder of the estimated project costs will be financed with a construction loan. We, Simon Property and Kan Am each will receive a 9% preferred return on our equity until permanent financing is secured for the project. We and Simon Property have guaranteed Kan Am's receipt of this preferred return. After permanent financing is secured, we, Simon Property and Kan Am each will receive a 9% preferred return on our equity, and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We and Simon Property have the right to provide development, management and leasing services for the project. Development fees are allocated to us and Simon Property on a 60% and 40% basis, respectively. Leasing fees will be allocated to us and Simon Property on a 75% and 25% basis, respectively. We will be entitled to a management fee equal to 4% of revenues collected and Simon Property will be entitled to an asset management fee equal to 2% of revenues collected. Specified major decisions are subject to Simon Property's and Kan Am's approval, which include the sale or refinancing of the project and approval of annual budgets.

               At specified times following the tenth anniversary of the project's opening, either we and Simon Property together or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we and Simon Property can require Kan Am to sell to us, for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property at Kan Am's election, Kan Am's entire interest in the partnership. Also pursuant to the buy-sell provision, Kan Am can require us and Simon Property to acquire, for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property at our and Simon Property's election, Kan Am's entire interest in the partnership.

               Opry Mills - Nashville, Tennessee. Opry Mills will be constructed on a 67-acre site located adjacent to the Grand Ole Opry and the Opryland Hotel Convention Center. Opry Mills will have approximately 1.2 million square feet of retail and entertainment space and will feature an entertainment corridor connecting the enhanced Opry Plaza and Cumberland Landing areas. We have obtained anchor lease commitments from Regal Cinemas, Bass Pro Shops, Virgin Megastore, Alabama Grill and Rainforest Cafe. Construction began in October 1998. We expect to open this project in the spring of 2000. Development costs through December 31, 1998 were approximately $40.0 million.

               The project is being developed and is owned by a limited partnership between us, with a 66.7% interest, and a corporate affiliate of Gaylord Entertainment Company, with a 33.3% interest. We have committed to contribute up to $50 million to fund the project's equity capital requirements, while the affiliate of Gaylord Entertainment Company has contributed the land for the project, valued at $25 million. The remainder of the project costs will be financed with a construction loan. We will receive a 9% preferred return on our equity until such time as permanent financing is secured. After permanent financing is secured, we will receive a new 9% preferred return on our equity. After this preference, the affiliate of Gaylord Entertainment Company will receive a 9% preferred return on its $25 million land contribution. After this preference is paid to the affiliate of Gaylord Entertainment Company, the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have the right to provide development, leasing and management services for the project, subject to the approval of such affiliate of Gaylord Entertainment

Company for specified major decisions, including a sale or refinancing of the project and approval of annual budgets.

               At specified times, following the tenth anniversary of the project's opening or at any time after the opening if the partners are unable to agree on specified major decisions, either we or the affiliate of Gaylord Entertainment Company can exercise a buy-sell provision. Pursuant to the buy-sell provision, either party, as the offeror, may require the other party, as the offeree, to elect to either sell to the offeror the offeree's interest in the partnership or purchase from the offeror the offeror's interest in the partnership.

              Projects Under Development. In addition to the projects currently under construction, we are also actively pursuing other prospective projects. These projects are in various levels of the due diligence stage where we are in the process of determining site/demographic viability, negotiating tenant commitments or working through third-party approval processes. Consistent with past practice, we will not begin construction on these projects until we have completed our investment due diligence process and obtained significant pre-leasing commitments. While we currently believe that these projects will ultimately be completed, we cannot assure you that they will actually be constructed or that they will have any particular level of operational success or ultimate value. The following is a brief description of these prospective projects. As of December 31, 1998, we had invested $49.3 million in the pursuit of these prospective projects.

              Vaughan Mills - Toronto, Ontario. We and Cambridge Shopping Centers Ltd. have secured a site for the proposed development of a Mills project. The 180-acre site is located in the City of Vaughan at the southeast corner of Highway 400 and Rutherford Road, approximately 20 miles north of downtown Toronto, Ontario. Upon completion, this project would be the first Mills outside of the United States. Subject to the receipt of necessary government approvals, construction is anticipated to begin by the spring of 2000. As of December 31, 1998, we had invested approximately $8.8 million in this project.

              We anticipate that the project will be developed and owned by a limited partnership between us and Cambridge Shopping Centers Ltd. The limited partnership agreement is still under negotiation. However, we anticipate that our ownership interest will be 50%.

              Meadowlands Mills - Carlstadt, New Jersey. We have acquired a mortgage interest in a 595-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City and have signed certain preliminary agreements with Empire Ltd., the current owner of the site, concerning the development of Meadowlands Mills. Current plans also call for the construction of up to 1.0 million square feet of office space and a 300 room hotel on the site. Timing of construction is uncertain due to ongoing environmental impact studies and the federal and state permitting process. In December 1997, the White House Council on Environmental Quality joined the Army Corps of Engineers, the Environmental Protection Agency and other federal agencies in proposing a Special Area Management Plan for the Hackensack Meadowlands area. This plan provides a context and streamlined process for evaluating and approving development proposals, including the federal fill permit application now pending for this project. The guidelines proposed in the plan would, upon their anticipated adoption by September 1999, allow Meadowlands Mills to be developed on a site containing approximately 90 net developable acres. Approval of the plan is not required before completion of the permitting process. We anticipate that site preparation could commence during the second quarter of 2000. As of December 31, 1998, costs to date invested in this project were $38.3 million, of which we had funded $21.3 million.

              After we have received all necessary permits, we anticipate that the project will be developed and owned by a limited partnership among us, Kan Am, Empire Ltd. and Bennett S. Lazare, an individual affiliated with Empire Ltd. Kan Am has committed to contribute approximately $70 million to the project if it proceeds as planned. Final adjustments to the ownership interests of the partners are under negotiation. We anticipate that Kan Am will receive a 9% preferred return on its equity, which we will guarantee until permanent financing is secured for the project. After the Kan Am preference, we anticipate that each of the remaining partners will receive a 9% preferred return on their equity, and the remaining cash flow will be split in accordance with the percentage ownership interests.

              Arundel Mills - Dorchester, Maryland. Jointly with Simon
Property, we have entered into a purchase agreement to acquire an approximately 400-acre site located near the intersection of the Baltimore-Washington Parkway and State Route 100 in Anne Arundel County, Maryland. The project will contain approximately 1.3 million square feet of gross leasable area on a site containing approximately 107 acres. We intend to develop the remainder of the site for commercial, office or other uses compatible with the Mills project. We are in the process of seeking certain governmental approvals for the project and tax increment financing. Subject to obtaining these approvals and closing on the acquisition of the site, we anticipate that construction could commence during 1999 and that the project could open as early as 2000.

              We anticipate that the project will be developed and owned by a limited partnership among us, with a 37.5% interest, Simon Property, with a 37.5% interest, and Kan Am, with a 25% interest. We anticipate that we, Simon Property and Kan Am will receive a 9% preferred return on our equity, and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. Prior to securing permanent financing for the project, Kan Am's 9% preferred return will be guaranteed by us and Simon Property.

              Projects Under Review. In addition to the projects discussed above, we are also conducting due diligence on several other proposed developments, including sites in San Francisco, California; North Aurora, Illinois; Atlanta, Georgia; Cleveland, Ohio; Denver, Colorado; Philadelphia, Pennsylvania; South Weymouth, Massachusetts; and Tampa, Florida. We are also continuing to evaluate various prospective international sites, with a concentrated focus on Western Europe, as well as other domestic sites for Mills and Block projects.

NEW BUSINESS OPPORTUNITIES

       The following is a brief description of new revenue generating opportunities that are related to, or are extensions of, our core business of developing, redeveloping, leasing, financing and managing retail projects. We generated $2 million in revenues though these initiatives in 1998, their first full year of operation. We expect to grow this aspect of our business significantly during the next few years, subject to tax law limitations applicable to REITs.

       Advertising/Non-Traditional Programs. In 1998, we began selling corporate advertising space in Mills malls to both tenants and non-tenants through a sponsorship program. We believe that the consumer traffic generated at our properties make them valuable environments for corporate advertisers seeking to market their products in non-traditional ways. At The Block at Orange, for example, we erected over 19 billboards to enhance the urban mainstreet experience while adding architectural features to the mall. We contracted with a third-party billboard company to sell advertising on these billboards to both tenants in the mall and non-tenants. In 1998, the initial year of our sponsorship program, we generated approximately $0.7 million in sponsorship revenue portfolio wide.

       Other non-traditional programs conducted in 1998 include participating in revenues from ATM machines and payphone operations located at our properties, as well as leasing telephone lines to phone providers. These other activities grossed approximately $1.3 million in revenue in 1998.

       Investing in Retail and Entertainment Concepts. Historically, many new retail and entertainment concepts have been developed and expanded at the Mills. Examples include:

       - retail companies that have used Mills projects to launch extensions of their brands, including Neiman Marcus and Saks Fifth Avenue, which opened its first Off 5th by Saks Fifth Avenue store at Franklin Mills in February 1990;

       - urban retailers, including Virgin Megastore, Wolfgang Puck and Planet Hollywood, which have used Mills projects to expand into non-urban markets; and

       - participatory retailers like Van's Skate Park and Bass Pro Shops Outdoor World that are using Mills and Block projects to launch new retail entertainment concepts and for additional promotion of their products.

       New concepts frequently require significant capital, which is provided by both the tenant and landlord in the form of tenant allowances and buildout. In a typical landlord/tenant relationship, the landlord receives rental income for its investment and, if the concept performs well, can increase its returns through percentage rents as well. Mills Enterprises, Inc., a separate corporation wholly owned by MillsServices Corp., is able to acquire, without significant investment, interests of up to 50% in retail, food and beverage and entertainment enterprises in the early stage of their growth cycles. Initial investments by Mills Enterprises, Inc. include partnership interests in two Wolfgang Puck restaurants, two Ron Jon Surf Shops and 100% interest in various kiosks and food courts. We have initially limited our investment in Mills Enterprises, Inc. to $25 million. While we believe that this initiative presents significant opportunities, the tax laws applicable to REITs limit our ability to expand these types of investments.

CAPITAL STRATEGIES

       To fund our capital needs, we have generally utilized project specific secured financing, joint venture equity contributions, cash flow from operations and our line of credit. New development is financed with construction loans, tax increment municipal financing and joint venture partner equity contributions. After project openings, the properties are refinanced with permanent debt in the form of non-recourse, fixed rate mortgage debt. A description of our capital cycle and the various funding sources utilized follows.

       Development Financing. A typical Mills project will cost approximately $200 to 250 million to build. Approximately 65 to 75% of this cost is funded with a construction loan, provided by a bank group led by an agent bank. This financing is obtained after a substantial portion of the equity contributions to a project have been made and is based upon the achievement of certain levels of pre-leasing. We have relationships with multiple lenders in the construction loan market, evidenced by the fact that each of our last four development projects were lead by different banks. Our construction loans generally have terms of four years, some with extension options for an additional three years. Interest rates range from 110 to 225 basis points over LIBOR. The construction loans are guaranteed by us and our joint venture partners other than Kan Am, and are generally obtained on a several and not joint basis. When Kan Am is a partner in a project, we and our other joint venture partners, on a pro rata basis, guarantee Kan Am's portion of the construction debt in addition to our own portions. See "-- Strategic Relationships." All guarantees are reduced incrementally after completion of a project based upon the achievement of interest coverage ratios (ranging from 1.0 to 1.5).

       In addition to construction debt, we have historically been able to obtain tax increment financing to fund infrastructure costs (including roads, traffic signals and interstate on and off ramps). This financing generally takes the form of bonds that are issued by the local municipality in which our project is located, and the capital is advanced as the infrastructure improvements are constructed. This financing is advantageous to us because debt service is typically paid from special tax assessments levied against the project which are passed on to the tenants as part of their contractual leases, or from sales tax revenues generated by the project and paid by shoppers. We have been successful in obtaining this form of financial assistance because our projects typically create new jobs and generate large sales revenues, much of which comes from outside the municipality and is therefore beneficial to the municipality.

       The remainder of the cost of a development project is funded with equity contributed by us and our joint venture partners. See "-- Strategic Relationships." These equity contributions fund the initial development costs prior to the funding of the construction loan. Our share of required equity is funded with cash from operations, including proceeds from land sales, our $100 million line of credit and proceeds from any corporate debt or equity offerings.

       Permanent Financing. After a new project opens and stabilizes (generally within 24 months of opening), we generally refinance the construction loan with permanent, fixed rate, non-recourse mortgage debt. This debt usually has a ten-year term and is amortized over 30 years. We have found that the credit of our tenants and the stable nature of the property cash flows make our projects attractive collateral for a number of real estate lenders, including commercial banks, life insurance companies and investment banks (in the form of commercial mortgage backed securitizations). When refinancing a construction loan, we generally have not increased the leverage on a property and have historically achieved investment grade ratings on the entire refinanced balance. As of December 31, 1998, all of our operating Mills other than Arizona Mills, which opened November 1997, are encumbered by permanent investment grade securitized mortgage loans. As of December 31, 1998, our indebtedness had a weighted average maturity of 5.2 years and a weighted average interest rate of 6.81%. None of our project specific debt is cross-collateralized. We intend to permanently finance our future projects in a similar manner.

STRATEGIC RELATIONSHIPS

       We have formed strategic relationships with certain developers and equity partners. These relationships serve as a source of equity for new development projects, mitigate development risk and competition and provide assistance in the identification of new development opportunities and the development and expansion of tenant and lender relationships. The following is a brief description of our contractual strategic partnerships.

       Simon Property. In November 1995, we entered into an agreement with Simon Property pursuant to which we agreed to examine with Simon Property the feasibility of developing Mills projects in eight specified markets. Out of the eight markets originally contemplated by the agreement, we have jointly, with Simon Property, developed Grapevine Mills in Grapevine, Texas, and Arizona Mills in Phoenix, Arizona; in addition, we have jointly developed Ontario Mills in Ontario, California. We are in the process of developing Concord Mills in Charlotte, North Carolina and we expect to begin joint development of Arundel Mills in Anne Arundel County, Maryland during 1999. The agreement generally provides that when Simon Property jointly develops a Mills project with us, each party will hold equal interests and will be required to contribute needed equity on a pro rata basis. The agreement restricts Simon Property from developing any Mills project unless it first offers to us the right to participate equally in such development. In exchange, the agreement also restricts us from developing a Mills project in 25 specified metropolitan areas in which Simon Property has major mall investments without first offering to Simon Property the right to participate equally in such development. These restrictions extend through December 2003. The agreement also prohibits Simon Property from acquiring more than 800,000 shares of our common stock or from hiring specified members of our senior management without our prior written approval.

       Taubman Realty. In May 1998, we entered into an agreement with Taubman Realty (a member of our joint venture that developed Arizona Mills) to jointly develop four Mills projects during a five-year period and a total of seven Mills projects in a ten-year period. The agreement establishes ownership percentages for each project, and contemplates that the partners will contribute their pro rata share of the equity required for such projects. The agreement requires that each partner approve major decisions on the venture, and requires the partners to share responsibility for developing, leasing and managing the projects. Pursuant to this agreement, we currently are exploring with Taubman Realty the feasibility of developing a Mills project on a site in the Denver, Colorado metropolitan area.

       Kan Am. We have a long-standing relationship with Kan Am, a German syndicator of closed U.S. real estate funds which currently manages about $650 million in equity for approximately 3,000 German investors. Over the last two years, Kan Am has invested $150 million in equity in various projects with us. To date, Kan Am has never disapproved an offer to participate in any individual Mills project or failed to raise the agreed upon level of capital.

       In addition to its existing investments at the property level, Kan Am owns approximately 33.6% of the partnership units of the Operating Partnership, which are freely exchangeable on a one-to-one basis for our common stock. Directors and executive officers of Kan Am hold three seats on our Board of Directors.

       On February 4, 1999, we received from Kan Am an agreement that provides that (i) Kan Am will contribute an additional $26.25 million to the Katy Mills joint venture, as described above, (ii) Kan Am will contribute approximately $25 million to the Concord Mills joint venture in 1999 and will participate in developing an additional parcel at Concord Mills, as described above, (iii)
Kan Am will contribute approximately $70 million to the Meadowlands Mills joint venture if the project proceeds as planned, as described above, and (iv) Kan Am will contribute approximately $35 million to a joint venture to develop Arundel Mills in exchange for a 25% interest in the joint venture, as described above. In addition, Kan Am agreed in principle to provide approximately $120 to 160 million of additional financing for certain proposed projects under review by us. Finally, Kan Am agreed to work with us to identify joint projects over the next few years and, if projects are agreed upon between us, to use its best efforts to provide approximately $150 million of additional financing in each of 2001, 2002 and 2003 for such projects.

       We expect that the terms of our future arrangements with Kan Am will be similar to Kan Am's historical capital contributions in our projects. Kan Am will agree to use its best efforts to provide up to one-half the required equity for a project in return for an ownership interest equal to half of the percentage of total project equity it has funded. Each of us, other partners and Kan Am will be entitled to receive a 9% preferred return on our equity. We and other partners will guarantee Kan Am's preference until such time as permanent financing is secured for the project. After permanent financing is secured, each partner will get a 9% preference on their equity, and the remaining cash flow is split pro rata per the respective ownership interests. We, along with any other joint venture partners on a specific project, guarantee Kan Am's portion of construction debt.

       As of December 31, 1998, Kan Am has property level investments in three existing projects, Ontario Mills, Grapevine Mills and The Block at Orange, and is currently a partner in two of our projects under construction, Katy Mills and Concord Mills, as well as in our Phase III expansion of Sawgrass Mills. In addition, Kan Am is participating with us in our efforts to develop the Meadowlands Mills site near Carlstadt, New Jersey.

ASSET MANAGEMENT STRATEGIES

       We believe that the property operating income provided by our existing assets is a stable, predictable source of cash flow from which to fund our corporate endeavors, including the development of new projects and the payment of distributions to shareholders. All of our Mills have experienced stable, moderate growth in standard measures of real estate operating performance. We believe these results are attributable to our ability to optimize our tenant mix, actively manage and promote our assets to tenants and consumers, and maintain the high standards of our physical assets while maintaining low tenant occupancy costs.

       Optimization of Tenant Mix. Our management actively manages and leases the properties with the goal of maintaining a fresh and exciting tenant mix that continues to appeal to consumers over time. Below are examples of our management's recent efforts in this regard.

       At Potomac Mills, we remerchandised approximately 60,000 square feet of specialty space over the last two years, adding tenants such as Brooks Brothers, Hush Puppies, Jones New York, Oshkosh B'Gosh, Pacific Sunwear, Polo Ralph Lauren Factory Store, Samsonite and Tommy Hilfiger. Average specialty store sales at Potomac Mills rose approximately 11% from 1996 to 1998, to $320 per square foot.

       At Franklin Mills, we upgraded our tenant mix by adding approximately 135,000 square feet of fashionable new tenants including Aeropostale, BCBG, DKNY, Kenneth Cole, L'eggs Hanes Bali, Old Navy, Perry Ellis, Polo Ralph Lauren Factory Store, Reebok-Rockport and Greg Norman, The Gap Outlet and Track-n-Trail. Additionally, we updated the food court and created an entertainment zone with a large-scale general cinema and themed restaurants like Elephant & Castle Pub and Rainforest Cafe. Average specialty store sales at Franklin Mills rose approximately 16% from 1996 to 1998, to $294 per square foot.

       At Gurnee Mills, we have re-tenanted 30,000 square feet with upscale fashion tenants such as The Gap Outlet, Abercrombie & Fitch and Nautica and added a 125,000 square foot Bass Pro Shops Outdoor World. Average specialty store sales at Gurnee Mills rose approximately 12% from 1996 to 1998, to $282 per square foot.

       Active Management and Promotion of Properties to Tenants and Consumers. As a result of the performance of our properties and our strong relationships with retailers, the Mills have had high degree of tenant retention. During 1998, for example, 69% of the expiring specialty store gross leasable area was renewed by the existing tenants.

       We generally obtain favorable lease terms as evidenced by the long duration of our leases, their fixed rent steps and their percentage rent provisions.

       Anchor leases, which generally represent approximately 62% of the gross leasable area of any individual project, generally have a ten-year term with a series of five-year options exercisable at the tenant's discretion. Specialty store leases generally range from three to seven years in term. As of December 31, 1998, the weighted average lease maturity for our existing portfolio of leases was 6.2 years.

       Our leases generally provide for the payment of a fixed base rent as well as an additional rent based upon sales levels achieved by the tenant. The lease agreements also typically provide for base rental increases either in the form of fixed rate step ups or consumer price index increases. As of December 31, 1998, these embedded rental increases totaled $45.4 million of additional rent to be received over the remaining lives of the leases, assuming no early terminations.

       We promote our Mills to consumers by spending $1.0 million to $2.5 million annually per Mills on advertising aimed at consumers. Our success in this program is evidenced by the following:

       - 18 million visitors per Mills, ranking each Mills as the top tourist attraction in its respective state (excluding Sawgrass Mills in Florida, which is second only to Disney World);

       - Average length of visit is significantly higher than the peer group average; and

       - Primary trade area is extended to 40 miles with tourist draw from 50 states and 49 countries.

       Maintenance of High Standards of Physical Assets and Low Tenant Occupancy Costs. We believe our properties are well maintained physically. To ensure a high quality shopping experience for our customers, in addition to our regular recurring maintenance program, we invested an additional $89.2 million in renovation and expansion projects at our assets during that same period.

       While continuing the high appearance standard and maintenance level of our properties, we have maintained an affordable cost of occupancy for our tenants. During 1998, specialty store cost of occupancy for the seven Mills opened for a full year or more totaled 11.5%. (The industry average for specialty store cost of occupancy for 1997 was 12.9%, according to Urban Land Institute Dollars & Cents Shopping Centers: 1998).

DEVELOPMENT STRATEGY

       Proven Track Record. Since our initial public offering in April 1994, we have developed and opened three new Mills projects and one new Block project, adding a total of approximately 4.4 million square feet of new gross leasable area to our portfolio at a total cost of approximately $700 million. Each of these projects was completed on time and under budget, with strong occupancy levels as outlined below:

                                                                 OCCUPANCY AT                     OCCUPANCY AT
PROJECT                        DATE OPENED                        OPENING (1)                DECEMBER 31, 1998 (1)
-------                        -----------                        -----------                ---------------------
Ontario Mills                  November 1996                        91.3%                            98.9%
Grapevine Mills                October 1997                         91.8                             98.0
Arizona Mills                  November 1997                        92.6                             97.6
The Block at Orange            November 1998                        88.5                             89.7

(1) Occupancy is percentage of gross leasable area subject to fully executed leases.

       Disciplined Approach. We intend to complete two to three new development projects per year, depending on market conditions and capital availability. We employ what we consider to be a highly disciplined approach to the development process. Our in-house development team consists of several senior officers who are responsible for all aspects of development, including market research, site selection, predevelopment, construction and tenant coordination. We maintain strict asset management control through the entire development process, including frequent internal reviews of costs and leasing status.

       To mitigate development risk, we have adopted a number of procedures, including the following:

       - Site Selection: Mills projects are developed in the top standard metropolitan statistical areas that are populous, growing and reasonably affluent. We select sites within our target markets that have at least one million people within a 20-mile radius. The sites must be well situated and near major transportation arteries. We perform predevelopment work when land is under option to minimize capital exposure.

       - Pre-leasing: We obtain tenant validation prior to land acquisition and significant pre-leasing commitments prior to construction commencement and financing. We traditionally obtain letters of intent and approvals from at least five to ten key anchor tenants indicating their desire to join us in the project. Typically, a project will be 40-50% pre-leased before construction financing is funded.

       - Financing: We maintain a network of relationship banks to facilitate construction financing and utilize strategic and financial equity partners to share in the risks and costs, including loan guarantees.

ADDITIONAL FACTORS

       Seasonality. The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the holiday season. As a result, a substantial portion of the percentage rents are not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of the temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and funds from operations. However, minimum rent, which is the largest source of income, is not affected by seasonality.

       Environmental Matters. We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition which we believe would have a material adverse effect on our financial condition or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties have not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us.

       Limited quantities of asbestos containing materials are present in certain of our properties. The asbestos containing materials found are generally non-friable (meaning that the asbestos containing materials are not easily crumbled and thus are less likely to release asbestos fibers into the air), in good condition and are unlikely to be disturbed. With certain exceptions, these asbestos containing materials will be removed by us in the ordinary course of renovation or reconstruction. Prior to removal, these asbestos containing materials will be monitored and maintained by us in accordance with procedures established by the Environmental Protection Agency, the Occupational Safety and Health Administration and other applicable governmental authorities.

ITEM 2.  PROPERTIES

       The following tables set forth certain information relating to the properties as of December 31, 1998. We either hold title to the properties or directly or indirectly hold 100% of the general and limited partnership interests in the partnerships that own the properties, except for joint ventures that own Ontario Mills, Grapevine Mills, Arizona Mills and The Block at Orange in which the Operating Partnership holds 50%, 37.5%, 36.8% and 50.0% interests, respectively. The Operating Partnership has also formed joint ventures to develop additional properties.

                              SUMMARY OF PROPERTIES

       The following table sets forth certain information with respect to the Mills, the Block and the Community Centers as of December 31, 1998:


                                                                    APPROX.
                                                                     GROSS                            ANNUALIZED         NO. OF
                                 METROPOLITAN           YEAR     LEASABLE AREA         PERCENT           BASE            ANCHOR
      NAME/LOCATION              AREA SERVICED         OPENED     (SQ. FT.)(1)       LEASED (2)        RENT (3)        STORES (4)
      -------------              -------------         ------     ------------       ----------        --------        ----------
MILLS
   Potomac Mills.......    Washington D.C./Baltimore    1985         1,636,870             96%      $   21,067,598         17




   Franklin Mills.......    Philadelphia/Wilmington     1989         1,739,849             97%          18,454,122         19




                              Fort Lauderdale, FL/
   Sawgrass Mills..             Miami/Palm Beach        1990         1,878,522             99%          25,087,996         20





   Gurnee Mills.......         Chicago/Milwaukee        1991         1,653,978             98%          17,277,272         16




   Ontario Mills......            Los Angeles           1996         1,345,096  (5)        99%          18,426,668         18





   Grapevine Mills..           Dallas/Fort Worth        1997         1,240,781  (6)        98%          20,816,085         16





   Arizona Mills......              Phoenix             1997         1,208,899             98%          19,221,802         15





                                                                  ------------                       -------------      -----
       MILLS TOTALS/WEIGHTED AVERAGES                               10,703,995             97%       $ 140,351,543        121
                                                                  ============                       =============      =====

   The Block at Orange     Los Angeles/Orange County    1998           642,554  (8)        90%          13,529,046          9
                                                                  ============                       =============      =====


COMMUNITY CENTERS (11 CENTERS)                                       2,220,502             95%       $  18,830,602         28
                                                                  ============                       =============      =====

                                                                                                        1998          1998
                                                                                                      SPECIALTY      ANCHOR

                                                                                                     STORE SALES   STORE SALES
      NAME/LOCATION                                 ANCHOR STORE TENANTS                             PER SQ. FT.   PER SQ. FT.
      -------------                                 --------------------                             -----------   -----------
MILLS
   Potomac Mills.......    American Multi-Cinema, Books-A-Million, Burlington Coat Factory,            $   320        $   202
                           Daffy's, Everything Rubbermaid, IKEA, J.C. Penney, Linens 'N Things,
                           Marshalls, Nordstrom Rack, Saks Clearinghouse, Spiegel, Sports
                           Authority, Syms, T.J. Maxx, Waccamaw Pottery, Group USA

   Franklin Mills.......   Bed, Bath & Beyond, Boscov's, Burlington Coat Factory, Filene's                 294            160
                           Basement, General Cinema, Group USA, J.C. Penney, Last Call-Neiman
                           Marcus, Marshalls, Modells, Nordstrom Factory, Off 5th Clearinghouse,
                           OfficeMax, Pharmor, Off 5th by Saks Fifth Avenue, Sam's Wholesale,
                           Syms, Rainforest Cafe, Jillian's

   Sawgrass Mills..        Beall's Outlet, Bed, Bath & Beyond, Books-A-Million, Brandsmart,                448            301
                           Burlington Coat Factory, Cobb Theatre, J.C. Penney, Last Call-Neiman
                           Marcus, Filene's Basement, Marshalls, Outlet Marketplace, Rainforest
                           Cafe, Saks, Service Merchandise, Spec's Outlet, Spiegel, Sports
                           Authority, T.J. Maxx, Target, Waccamaw Pottery

   Gurnee Mills.......     Bass Pro Shops, Bed, Bath & Beyond, Burlington Coat Factory, Computer           282            170
                           City, J.C. Penney, Lord & Taylor, Marcus Cinema, Marshalls, Off 5th -
                           Saks Fifth Avenue, Rainforest Cafe, Spiegel, Sports Authority, Syms,
                           T.J. Maxx, Value City, Waccamaw Pottery

   Ontario Mills......     AMC Theatres, American Wilderness, Bed, Bath & Beyond, Burlington Coat          345            165
                           Factory, Dave & Busters, Foozles, Group USA, J.C. Penney, Marshalls,
                           Mikasa, Off Rodeo Drive, Saks Fifth Avenue, Sega Gameworks, Sports
                           Authority, T.J. Maxx, Totally for Kids, Virgin Megastores, Rainforest
                           Cafe

   Grapevine Mills..       Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, Group             300            179
                           USA, J.C. Penney, Marshalls, Off Rodeo Drive, Old Navy, Rainforest
                           Cafe, Saks Fifth Avenue, Sega Gameworks, Sports Authority, Virgin
                           Megastores,  Western Warehouse, American Multi-Cinema, American
                           Wilderness

   Arizona Mills......     Burlington Coat Factory, Gameworks, Group USA, Harkin's Great Mall              301            170
                           Cinemas, Hi-Health World of Nutrition, J.C. Penney, Linens' N Things,
                           Marshalls, Off 5th Saks Fifth Avenue, Off Rodeo Drive, Oshman's
                           Supersports, Rainforest Cafe, Ross Dress for Less, Virgin Megastores,
                           American Wilderness


       MILLS TOTALS/WEIGHTED AVERAGES                                                                  $   332(7)     $   199


   The Block at Orange     Borders Books and Music, Vans, Virgin Megastores, Off-5th Saks Fifth            N/A(9)         N/A(9)
                           Avenue, Ron Jon Surf Shop, Stage 35 by Gameworks, American
                           Multi-Cinema, Dave & Busters, Hilo Hattie

--------------

(1) Includes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills-80,000 square feet; Franklin Mills-209,612 square feet; Sawgrass Mills-281,774 square feet; Gurnee Mills-250,806 square feet; Ontario Mills-125,000 square feet; and Community Centers-15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Ontario Mills of 16,595 square feet are also included.

(2) Percent leased is defined as all space leased and for which rent is being paid as of December 31, 1998, excluding tenants with leases having a term of less than one year plus gross leasable area owned by store tenants described in footnote (1).

(3) Annualized base rent is defined as the contractual minimum rent of tenants comprising gross leasable area at December 31, 1998 multiplied by 12.

(4)    Anchor stores include all stores occupying more than 20,000 square feet.

(5) Ontario Mills will contain approximately 1.7 million square feet of gross leasable area, including gross leasable area owned by certain store tenants, upon full build out.

(6) Grapevine Mills will contain approximately 1.5 million square feet of gross leasable area, including gross leasable area owned by certain store tenants, upon full build out.

(7) Excluding first year projects (Grapevine Mills and Arizona Mills), the 1998 specialty store sales per square foot would have been $342.

(8) The Block at Orange will contain approximately 0.8 million square feet of gross leasable area, including gross leasable area owned by certain store tenants, upon full build out.

(9) 1998 sales per square foot information is not available for The Block at Orange, which opened in November 1998.

                            PROPERTY OPERATING INCOME
                            (IN THOUSANDS, UNAUDITED)

The following table sets forth the property operating income for each of the Mills, the Block, Mainstreet (our push cart program) and the Community Centers. The purpose of this table is to provide details about selected line items within our consolidated financial statements for the year ended December 31, 1998.

                          YEAR ENDED DECEMBER 31, 1998

WHOLLY OWNED PROPERTIES


                                                  POTOMAC                FRANKLIN             SAWGRASS                 GURNEE
                                                ------------           -------------         ------------            ------------
RENTAL REVENUES:
   Minimum rent                                 $     21,127           $      17,182         $     25,918            $     17,004
   Percentage rents                                      317                     507                1,852                     521
   Recoveries from tenants                             9,217                  11,744               14,911                   9,524
   Other revenue                                       1,085                   1,055                3,482                   1,367
                                                ------------           -------------         ------------            ------------
   Total rental revenues                              31,746                  30,488               46,163                  28,416

PROPERTY OPERATING COSTS:
   Recoverable from tenants                            7,644                   8,977               13,528                   8,486
   Other operating                                       739                   1,018                  616                   1,221
                                                ------------           -------------         ------------            ------------
     Total property operating costs (1)                8,383                   9,995               14,144                   9,707
                                                ------------           -------------         ------------            ------------

PROPERTY OPERATING INCOME                       $     23,363           $      20,493         $     32,019            $     18,709
                                                ============           =============         ============            ============

                                                                         COMMUNITY
                                                  MAINSTREET              CENTERS                  TOTAL
                                                ------------            ------------            ------------
RENTAL REVENUES:
   Minimum rent                                 $      2,205            $     18,067            $    101,503
   Percentage rents                                      306                     329                   3,832
   Recoveries from tenants                                48                   5,499                  50,943
   Other revenue                                         521                     143                   7,653
                                                ------------            ------------            ------------
   Total rental revenues                               3,080                  24,038                 163,931

PROPERTY OPERATING COSTS:
   Recoverable from tenants                                -                   5,726                  44,361
   Other operating                                     1,535                     743                   5,872
                                                ------------            ------------            ------------
     Total property operating costs (1)                1,535                   6,469                  50,233
                                                ------------            ------------            ------------

PROPERTY OPERATING INCOME                       $      1,545            $     17,569            $    113,698
                                                ============            ============            ============

UNCONSOLIDATED JOINT VENTURES

                                                  ONTARIO               GRAPEVINE                 ARIZONA             THE BLOCK
                                                ------------           -------------            ------------         ------------
RENTAL REVENUES:
   Minimum rent                                 $     19,003           $      20,584            $     18,776         $      2,415
   Percentage rents                                      514                     524                     389                    0
   Recoveries from tenants                             8,860                   8,763                   7,646                  476
   Other revenue                                       2,230                   2,349                   1,945                  169
                                                ------------           -------------            ------------         ------------
     Total rental revenues                            30,607                  32,220                  28,756                3,060

PROPERTY OPERATING COSTS:
   Recoverable from tenants                            8,110                   8,142                   6,987                  701
   Other operating                                       717                   1,100                     584                   32
                                                ------------           -------------            ------------         ------------
     Total property operating costs (1)                8,827                   9,242                   7,571                  733
                                                ------------           -------------            ------------         ------------

PROPERTY OPERATING INCOME                       $     21,780           $      22,978            $     21,185         $      2,327
                                                ============           =============            ============         ============


   Our Share (2)                                $      9,088           $       7,503            $      7,805         $        577
                                                ============           =============            ============         ============

                                                   OTHER                   TOTAL
                                                ------------            ------------
RENTAL REVENUES:
   Minimum rent                                 $         77            $     60,855
   Percentage rents                                        0                   1,427
   Recoveries from tenants                                 2                  25,747
   Other revenue                                           0                   6,693
                                                ------------            ------------
     Total rental revenues                                79                  94,722

PROPERTY OPERATING COSTS:
   Recoverable from tenants                                0                  23,940
   Other operating                                       486                   2,919
                                                ------------            ------------
     Total property operating costs (1)                  486                  26,859
                                                ------------            ------------

PROPERTY OPERATING INCOME                       $      (407)            $     67,863
                                                ============            ============


   Our Share (2)                                $      (203)            $     24,770
                                                ============            ============

--------------

(1)    Total property operating costs excludes management fees as follows:
       Potomac Mills - $914, Franklin Mills - $738, Sawgrass Mills - $1,269, Gurnee Mills - $765, Community Centers - $784, Ontario Mills - $878, Grapevine Mills - $941, Arizona Mills - $1,292 and The Block at Orange - $40.

(2) Based on our share of distributable cash flow for the year ended December 31, 1998, excluding management fees.

                               OCCUPANCY ANALYSIS

The following table sets forth occupancy analysis for our Mills, Community Centers and the Block as of December 31, 1998.

                                      GROSS LEASED & OCCUPIED AREA
                                              (SQ. FT.) (1)

                                               GROSS LEASABLE
                                             AREA OCCUPIED (3)
                               TOTAL          AT DECEMBER 31,
PROJECT                 GROSS LEASABLE AREA        1998                 %
-------                 -------------------        ----                 --
MILLS:
Potomac Mills                1,636,870           1,574,571            96.19%
Franklin Mills               1,739,849           1,687,338            96.98%
Sawgrass Mills               1,878,522           1,850,723            98.52%
Gurnee Mills                 1,653,978           1,613,431            97.55%
                        -----------------------------------------------------
Total Mills                  6,909,219           6,726,063            97.35%

COMMUNITY CENTERS:
Butterfield                   114,610             104,610             91.27%
Coopers Crossing              173,509             173,509             100.00%
Crosswinds                    144,273             144,273             100.00%
Fashion Place                 147,950             130,518             88.22%
Germantown                    177,097             168,109             94.92%
Gwinnett                      194,719             186,079             95.56%
Liberty Plaza                 315,033             292,807             92.94%
Montgomery Village            117,391             109,359             93.16%
Mt. Prospect                  298,600             294,557             98.65%
West Falls Church             87,824              85,433              97.28%
Western Hills                 449,496             412,521             91.77%
                        -----------------------------------------------------
                             2,220,502           2,101,775            94.65%

                        -----------------------------------------------------
Total Wholly Owned           9,129,721           8,827,838            96.69%
                        ====================================================

JOINT VENTURES:

Ontario Mills                1,345,096           1,330,545            98.92%
Grapevine Mills              1,240,781           1,216,269            98.02%
Arizona Mills                1,208,899           1,179,469            97.57%
The Block at Orange            642,554             576,035            89.65%
                        -----------------------------------------------------

Total Joint Ventures         4,437,330           4,302,318            96.96%
                        ====================================================

Total Wholly Owned
  and Joint Ventures        13,567,051          13,130,156            96.78%
                        ====================================================

                            GROSS LEASED & OCCUPIED AREA, NET OF ANCHORS
                                            (SQ. FT.) (2)


                                                  GROSS LEASABLE
                               TOTAL            AREA OCCUPIED (3)
PROJECT                 GROSS LEASABLE AREA    AT DECEMBER 31, 1998         %
-------                 -------------------   -----------------------       --
MILLS:
Potomac Mills                    627,860             598,091              95.26%
Franklin Mills                   601,488             548,977              91.27%
Sawgrass Mills                   676,617             668,818              98.85%
Gurnee Mills                     633,302             592,755              93.60%
                        ---------------------------------------------------------
Total Mills                     2,539,267           2,408,641             94.86%

COMMUNITY CENTERS:
Butterfield                      72,677               62,677              86.24%
Coopers Crossing                 14,953               14,953              100.00%
Crosswinds                       23,298               23,298              100.00%
Fashion Place                    74,692               57,260              76.66%
Germantown                       130,341             121,353              93.10%
Gwinnett                         97,172               88,532              91.11%
Liberty Plaza                    52,286               30,060              57.49%
Montgomery Village               80,986               72,954              90.08%
Mt. Prospect                     126,005             121,962              96.79%
West Falls Church                47,743               45,352              94.99%
Western Hills                    134,980             127,610              94.54%
                        ---------------------------------------------------------
                                 855,133             766,011              89.58%

                        ---------------------------------------------------------
Total Wholly Owned              3,394,400           3,174,652             93.53%
                        =========================================================

JOINT VENTURES:

Ontario Mills                    519,276             504,725              97.20%
Grapevine Mills                  542,771             518,259              95.48%
Arizona Mills                    533,162             503,732              94.48%
The Block at Orange              282,853             216,334              76.48%
                        ---------------------------------------------------------

Total Joint Ventures            1,878,062           1,743,050             92.81%
                        =========================================================

Total Wholly Owned
  and Joint Ventures            5,272,462           4,917,702             93.27%
                        =========================================================

                                          TOTAL VACANT
                                                    (SQ. FT.)




PROJECT                 ANCHOR           SPECIALTY STORE         TOTAL
-------                 ------         -------------------       -----
MILLS:
Potomac Mills              32,530             29,769              62,299
Franklin Mills               0                52,511              52,511
Sawgrass Mills             20,000              7,799              27,799
Gurnee Mills                 0                40,547              40,547
                        -------------------------------------------------
Total Mills                52,530             130,626             183,156

COMMUNITY CENTERS:
Butterfield                  0                10,000              10,000
Coopers Crossing             0                   0                   0
Crosswinds                   0                   0                   0
Fashion Place                0                17,432              17,432
Germantown                   0                 8,988               8,988
Gwinnett                     0                 8,640               8,640
Liberty Plaza                 0                22,226              22,226
Montgomery Village           0                 8,032               8,032
Mt. Prospect                 0                 4,043               4,043
West Falls Church            0                 2,391               2,391
Western Hills              29,605              7,370              36,975
                        -------------------------------------------------
                           29,605             89,122              118,727

                        -------------------------------------------------
Total Wholly Owned         82,135             219,748             301,883
                        =================================================

JOINT VENTURES:

Ontario Mills                0                14,551              14,551
Grapevine Mills              0                24,512              24,512
Arizona Mills                0                29,430              29,430
The Block at Orange          0                66,519              66,519
                        -------------------------------------------------

Total Joint Ventures         0                135,012             135,012
                        =================================================

Total Wholly Owned
  and Joint Ventures       82,135             354,760             436,895
                        =================================================

---------------

(1) Includes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills-80,000 square feet; Franklin Mills-209,612 square feet; Sawgrass Mills-281,774 square feet; Gurnee Mills-250,806 square feet; Ontario Mills-125,000 square feet; Liberty Plaza-13,741 square feet; and West Falls Church-2,240 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Ontario Mills of 16,595 square feet are also included.

(2)    Anchor stores include all stores occupying more than 20,000 square feet.

(3) Gross leasable area occupied is defined as follows: (i) all space leased and for which rent is being paid as of December 31, 1998, excluding tenants with leases that have a term of less than one year, and (ii) gross leasable area owned by certain store tenants.

                            LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1998 multiplied by 12.

                          NO. OF                  1999                     NO. OF                  2000
                          LEASES               ANNUALIZED     PER SQ.      LEASES               ANNUALIZED     PER SQ.
                         EXPIRING    SQ. FT     MIN. RENT      FT.        EXPIRING   SQ. FT     MIN. RENT       FT.
                         --------    ------     ---------      ----       --------   ------     ---------       ----
Potomac Mills:
    Anchors (2)              -              -  $          -   $      -       -              -   $          -   $      -
    Majors (2)               1         42,212       316,590       7.50       1         41,321        309,908       7.50
    Specialty               27         93,828     2,151,251      22.93       29        78,616      2,011,043      25.58
    Food Court               2          1,567        85,208      54.38       3          2,331        154,992      66.49
                         ----------------------------------------------  -----------------------------------------------
                            30        137,607  $  2,553,049   $  18.55       33       122,268   $  2,475,943   $  20.25

Franklin Mills:
    Anchors (2)              1        100,200  $    547,725   $   5.47       -              -   $          -   $      -
    Majors (2)               1         40,232       370,134       9.20       1         32,637        297,256       9.11
    Specialty               28         96,792     2,080,314      21.49       23        88,201      1,871,360      21.22
    Food Court               7          5,602       306,600      54.73       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                            37        242,826  $  3,304,773   $  13.61       24       120,838   $  2,168,616   $  17.95

Sawgrass Mills:
    Anchors (2)              -              -  $          -   $      -       1         78,619   $    255,512   $   3.25
    Majors (2)               -              -             -          -       2         67,851        776,198      11.44
    Specialty                9         16,412       497,996      30.34       61       208,506      4,991,171      23.94
    Food Court               2          1,206        80,500      66.75       21        17,595        994,014      56.49
                         ----------------------------------------------  -----------------------------------------------
                            11         17,618  $    578,496   $  32.84       85       372,571   $  7,016,895   $  18.83

Gurnee Mills:
    Anchors (2)              -              -  $          -   $      -       -              -   $          -   $      -
    Majors (2)               -              -             -          -       -              -              -          -
    Specialty               16         64,657     1,150,192      17.79       19        57,696      1,078,451      18.69
    Food Court               -              -             -          -       1            657         22,995      35.00
                         ----------------------------------------------  -----------------------------------------------
                            16         64,657  $  1,150,192   $  17.79       20        58,353   $  1,101,446   $  18.88

Total without Joint Ventures:
    Anchors (2)              1        100,200  $    547,725   $   5.47       1         78,619   $    255,512   $   3.25
    Majors (2)               2         82,444       686,724       8.33       4        141,809      1,383,362       9.76
    Specialty               80        271,689     5,879,753      21.64      132       433,019      9,952,025      22.98
    Food Court              11          8,375       472,308      56.39       25        20,583      1,172,001      56.94
                         ----------------------------------------------  -----------------------------------------------
                            94        462,708  $  7,586,510   $  16.40      162       674,030   $ 12,762,900   $  18.94
                         ==============================================  ===============================================

                          NO. OF                   2001                      NO. OF                   2002
                          LEASES                ANNUALIZED       PER SQ.     LEASES                ANNUALIZED       PER SQ.
                         EXPIRING    SQ. FT      MIN. RENT       FT.        EXPIRING    SQ. FT      MIN. RENT         FT.
                         --------    ------      ---------       ----       --------    ------      ---------        ---
Potomac Mills:
    Anchors (2)              -              -    $          -    $      -       -              -    $          -  $      -
    Majors (2)               2         67,052         602,846        8.99       -              -               -         -
    Specialty               25         66,852       1,698,989       25.41      33        118,670       2,540,434     21.41
    Food Court               3          2,484         149,959       60.37       3          1,859         127,485     68.58
                         -------------------------------------------------  -----------------------------------------------
                            30        136,388    $  2,451,794    $  17.98      36        120,529    $  2,667,919  $  22.14

Franklin Mills:
    Anchors (2)              1         70,701    $    484,302    $   6.85       -              -    $          -  $      -
    Majors (2)               1         25,127         178,402        7.10       2         65,155         448,715      6.89
    Specialty               35        103,486       2,151,125       20.79      25         79,272       1,721,794     21.72
    Food Court               1            510          25,990       50.96       3          2,512          74,660     29.72
                         -------------------------------------------------  -----------------------------------------------
                            38        199,824    $  2,839,819    $  14.21      30        146,939    $  2,245,169  $  15.28

Sawgrass Mills:
    Anchors (2)              2        147,915    $  1,101,435    $   7.45       -              -    $          -  $      -
    Majors (2)               -              -               -           -       2         42,657         365,491      8.57
    Specialty               47        165,654       3,903,900       23.57      27         74,368       2,132,559     28.68
    Food Court               4          3,124         174,901       55.99       1            663          45,000     67.87
                         -------------------------------------------------  -----------------------------------------------
                            53        316,693    $  5,180,236    $  16.36      30        117,688    $  2,543,050  $  21.61

Gurnee Mills:
    Anchors (2)              3        231,271    $  1,381,540    $   5.97       1         61,265    $    495,000  $   8.08
    Majors (2)               1         40,752         289,339        7.10       1         33,627         252,202      7.50
    Specialty               61        213,440       3,946,489       18.49      22         67,738       1,472,469     21.74
    Food Court              14         10,061         569,153       56.57       5          3,611         226,154     62.63
                         -------------------------------------------------  -----------------------------------------------
                            79        495,524    $  6,186,521    $  12.48      29        166,241    $  2,445,825  $  14.71

Total without Joint Ventures:
    Anchors (2)              6        449,887    $  2,967,277    $   6.60       1         61,265    $    495,000  $   8.08
    Majors (2)               4        132,931       1,070,587        8.05       5        141,439       1,066,408      7.54
    Specialty               168       549,432      11,700,503       21.30      107       340,048       7,867,256     23.14
    Food Court              22         16,179         920,003       56.86      12          8,645         473,299     54.75
                         -------------------------------------------------  -----------------------------------------------
                            200     1,148,429    $ 16,658,370    $  14.51      125       551,397    $  9,901,963  $  17.96
                         =================================================  ===============================================

-------------------------------
(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers
       - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Ontario Mills of 16,595 square feet are also excluded.

(2) For purposes of this schedule, anchor tenants are defined as any tenant whose gross leasable area equals or exceeds 50,000 sq. ft. and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 sq. ft. but is less than 50,000 sq. ft.

                            LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1998 multiplied by 12.

                          NO. OF                  1999                     NO. OF                  2000
                          LEASES               ANNUALIZED     PER SQ.      LEASES               ANNUALIZED     PER SQ.
                         EXPIRING    SQ. FT     MIN. RENT       FT.       EXPIRING   SQ. FT     MIN. RENT        FT.
                         --------    ------     ---------      ----       --------   ------     ---------       ----
Ontario Mills:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              -              -             -          -       -              -              -          -
    Specialty                5         10,414       304,140      29.20       6         13,267        332,266      25.04
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                             5         10,414  $    304,140   $  29.20       6         13,267   $    332,266   $  25.04

Arizona Mills:
    Anchors(2)               -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              -              -             -          -       -              -              -          -
    Specialty                -              -             -          -       9         26,473        698,472      26.38
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                             -              -  $          -   $      -       9         26,473   $    698,472   $  26.38

Grapevine  Mills:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              -              -             -          -       -              -              -          -
    Specialty                4          7,849       178,179      22.70       8         15,183        409,888      27.00
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                             4          7,849  $    178,179   $  22.70       8         15,183   $    409,888   $  27.00

Total with Joint
Ventures:
    Anchors  (2)             1        100,200  $    547,725   $   5.47       1         78,619   $    255,512   $   3.25
    Majors  (2)              2         82,444       686,724       8.33       4        141,809      1,383,362       9.76
    Specialty               89        289,952     6,362,072      21.94      155       487,942     11,392,651      23.35
    Food Court              11          8,375       472,308      56.39       25        20,583      1,172,001      56.94
                         ----------------------------------------------  -----------------------------------------------
                           103        480,971  $  8,068,829   $  16.78      185       728,953   $ 14,203,526   $  19.48
                         ==============================================  ===============================================

The Block at Orange:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              -              -             -          -       -              -              -          -
    Specialty                -              -             -          -       1            400         36,000      90.00
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                             -              -  $          -   $      -       1            400   $     36,000   $  90.00
                         ==============================================  ===============================================

Community Centers:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              -              -             -          -       1         21,007        278,343      13.25
    Specialty               34         93,758     1,328,119      14.17       25       105,323      1,146,687      10.89
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                            34         93,758  $  1,328,119   $  14.17       26       126,330   $  1,425,030   $  11.28
                         ==============================================  ===============================================

                          NO. OF                   2001                      NO. OF                    2002
                          LEASES                ANNUALIZED      PER SQ.      LEASES                 ANNUALIZED     PER SQ.
                         EXPIRING    SQ. FT      MIN. RENT        FT.       EXPIRING    SQ. FT       MIN. RENT      FT.
                         --------    ------      ---------       ----      --------     ------       ---------      ---
Ontario Mills:
    Anchors  (2)             -              -    $          -   $      -       -               -    $          -  $      -
    Majors  (2)              -              -               -          -       -               -               -         -
    Specialty               50        209,623       4,093,677      19.53      21          72,507       1,605,795     22.15
    Food Court               -              -               -          -       -               -               -         -
                         ------------------------------------------------  ------------------------------------------------
                            50        209,623    $  4,093,677   $  19.53      21          72,507    $  1,605,795  $  22.15

Arizona Mills:
    Anchors(2)               -              -    $          -   $      -       -               -    $          -  $      -
    Majors  (2)              -              -               -          -       -               -               -         -
    Specialty               11         23,803         636,079      26.72      60         199,707       4,361,895     21.84
    Food Court               -              -               -          -       -               -               -         -
                         ------------------------------------------------  ------------------------------------------------
                            11         23,803    $    636,079   $  26.72      60         199,707    $  4,361,895  $  21.84

Grapevine  Mills:
    Anchors  (2)             -              -    $          -   $      -       -               -    $          -  $      -
    Majors  (2)              -              -               -          -       1          23,329         279,948     12.00
    Specialty               13         31,076         733,989      23.62      58         189,768       4,194,829     22.11
    Food Court               -              -               -          -       -               -               -         -
                         ------------------------------------------------  ------------------------------------------------
                            13         31,076    $    733,989   $  23.62      59         213,097    $  4,474,777  $  21.00

Total with Joint
Ventures:
    Anchors  (2)             6        449,887    $  2,967,277   $   6.60       1          61,265    $    495,000  $   8.08
    Majors  (2)              4        132,931       1,070,587       8.05       6         164,768       1,346,356      8.17
    Specialty               242       813,934      17,164,248      21.09      246        802,030      18,029,775     22.48
    Food Court              22         16,179         920,003      56.86      12           8,645         473,299     54.75
                         ------------------------------------------------  ------------------------------------------------
                            274     1,412,931    $ 22,122,115   $  15.66      265      1,036,708    $ 20,344,430  $  19.62
                         ================================================  ================================================

The Block at Orange:
    Anchors  (2)             -              -    $          -   $      -       -               -    $          -  $      -
    Majors  (2)              -              -               -          -       -               -               -         -
    Specialty                6          5,910         228,040      38.59       2           3,627         113,323     31.24
    Food Court               -              -               -          -       -               -               -         -
                         ------------------------------------------------  ------------------------------------------------
                             6          5,910    $    228,040   $  38.59       2           3,627    $    113,323  $  31.24
                         ================================================  ================================================

Community Centers:
    Anchors  (2)             -              -    $          -   $      -       -               -    $          -  $      -
    Majors  (2)              1         24,300         133,650       5.50       2          59,300         245,450      4.14
    Specialty               45        164,248       2,130,466      12.97      40         125,362       1,765,660     14.08
    Food Court               -              -               -          -       -               -               -         -
                         ------------------------------------------------  ------------------------------------------------
                            46        188,548    $  2,264,116   $  12.01      42         184,662    $  2,011,110  $  10.89
                         ================================================  ================================================

-------------------------------
(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers
       - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Ontario Mills of 16,595 square feet are also excluded.

(2) For purposes of this schedule, anchor tenants are defined as any tenant whose gross leasable area equals or exceeds 50,000 sq. ft. and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 sq. ft. but is less than 50,000 sq. ft.

                            LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1998 multiplied by 12.

                          NO. OF                  2003                     NO. OF                  2004
                          LEASES               ANNUALIZED     PER SQ.      LEASES               ANNUALIZED     PER SQ.
                         EXPIRING    SQ. FT     MIN. RENT       FT.       EXPIRING   SQ. FT     MIN. RENT        FT.
                         --------    ------     ---------      ----       --------   ------     ---------       ----
Potomac Mills:
    Anchors  (2)             -              -  $          -   $      -       1         61,763   $    509,546   $   8.25
    Majors  (2)              3         75,384       654,146       8.68       1         40,857        367,713       9.00
    Specialty               46         16,954     3,379,858      28.90       8         32,944        674,842      20.48
    Food Court               -              -             -          -       1            590         37,635      63.79
                         ----------------------------------------------  -----------------------------------------------
                            49        192,338  $  4,034,004   $  20.97       11       136,154   $  1,589,736   $  11.68

Franklin Mills:
    Anchors  (2)             1        128,950  $    567,000   $   4.40       -              -   $          -   $      -
    Majors  (2)              -              -             -          -       1         42,241        253,446       6.00
    Specialty               22         98,455     1,843,129      18.72       7         20,079        438,581      21.84
    Food Court               2          1,238        47,050      38.00       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                            25        228,643  $  2,457,179   $  10.75       8         62,320   $    692,027   $  11.10

Sawgrass Mills:
    Anchors  (2)             1         85,024  $    467,632   $   5.50       -              -   $          -   $      -
    Majors  (2)              -              -             -          -       2         83,581        821,500       9.83
    Specialty               20          3,842     2,062,568      27.93       7         14,784        489,014      33.08
    Food Court               1            836        51,832      62.00       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                            22        159,702  $  2,582,032   $  16.17       9         98,365   $  1,310,514   $  13.32

Gurnee Mills:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              3        115,506       964,142       8.35       -              -              -          -
    Specialty               24         85,015     1,759,482      20.70       4         18,770        346,789      18.48
    Food Court               -              -             -          -       2          1,357         50,135      36.95
                         ----------------------------------------------  -----------------------------------------------
                            27        200,521  $  2,723,624   $  13.58       6         20,127   $    396,924   $  19.72

Total without Joint
Ventures:
    Anchors  (2)             2        213,974  $  1,034,632   $   4.84       1         61,763   $    509,546   $   8.25
    Majors  (2)              6        190,890     1,618,288       8.48       4        166,679      1,442,659       8.66
    Specialty               112       374,266     9,045,037      24.17       26        86,577      1,949,226      22.51
    Food Court               3          2,074        98,882      47.68       3          1,947         87,770      45.08
                         ----------------------------------------------  -----------------------------------------------
                            123       781,204  $ 11,796,839   $  15.10       34       316,966   $  3,989,201   $  12.59
                         ==============================================  ===============================================

                          NO. OF                   2005                     NO. OF                    2006
                          LEASES                ANNUALIZED      PER SQ.     LEASES                 ANNUALIZED      PER SQ.
                         EXPIRING    SQ. FT      MIN. RENT        FT.      EXPIRING    SQ. FT       MIN. RENT        FT.
                         --------    ------      ---------       ----      --------    ------       ---------       ----
Potomac Mills:
    Anchors  (2)             1        153,036    $    525,000   $   3.43       2         208,813    $  1,394,772  $   6.68
    Majors  (2)              1         33,743         326,779       9.68       -               -               -         -
    Specialty                7         37,672         877,345      23.29       2          22,347         473,012     21.17
    Food Court               -              -               -          -       2           1,354          80,750     59.64
                         ------------------------------------------------  ------------------------------------------------
                             9        224,451    $  1,729,124   $   7.70       6         232,514    $ 1,948, 534  $   8.38

Franklin Mills:
    Anchors  (2)             -              -    $          -   $      -       -               -    $          -  $      -
    Majors  (2)              -              -               -          -       1          46,406         483,087     10.41
    Specialty                3         25,686         451,419      17.57       2           2,561          71,198     27.80
    Food Court               -              -               -          -       1             476          24,276     51.00
                         ------------------------------------------------  ------------------------------------------------
                             3         25,686    $    451,419   $  17.57       4          49,443    $    578,561  $  11.70

Sawgrass Mills:
    Anchors  (2)             -              -    $          -   $      -       -               -    $          -  $      -
    Majors  (2)              1         25,110         321,408      12.80       1          20,300         527,800     26.00
    Specialty               12         48,911       1,176,240      24.05       4          17,593         483,552     27.49
    Food Court               1          2,960          37,148      12.55       -               -               -         -
                         ------------------------------------------------  ------------------------------------------------
                            14         76,981    $  1,534,796   $  19.94       5          37,893    $  1,011,352  $  26.69

Gurnee Mills:
    Anchors  (2)             -              -    $          -   $      -       -               -    $          -  $      -
    Majors  (2)              -              -               -          -       1          20,000         600,000     30.00
    Specialty                3         26,856         498,697      18.57       3          14,673         249,024     16.97
    Food Court               1            542          24,390      45.00       2           1,169          64,760     55.40
                         ------------------------------------------------  ------------------------------------------------
                             4         27,398    $    523,087   $  19.09       6          35,842    $    913,784  $  25.49

Total without Joint
Ventures:
    Anchors  (2)             1        153,036    $    525,000   $   3.43       2         208,813    $  1,394,772  $   6.68
    Majors  (2)              2         58,853         648,187      11.01       3          86,706       1,610,887     18.58
    Specialty               25        139,125       3,003,701      21.59      11          57,174       1,276,786     22.33
    Food Court               2          3,502          61,538      17.57       5           2,999         169,786     56.61
                         ------------------------------------------------  ------------------------------------------------
                            30        354,516    $  4,238,426   $  11.96      21         355,692    $  4,452,231  $  12.52
                         ================================================  ================================================

-------------------------------
(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers
       - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Ontario Mills of 16,595 square feet are also excluded.

(2) For purposes of this schedule, anchor tenants are defined as any tenant whose gross leasable area equals or exceeds 50,000 sq. ft. and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 sq. ft. but is less than 50,000 sq. ft.

                            LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1998 multiplied by 12.


                          NO. OF                  2003                     NO. OF                  2004
                          LEASES               ANNUALIZED     PER SQ.      LEASES               ANNUALIZED     PER SQ.
                         EXPIRING    SQ. FT     MIN. RENT       FT.       EXPIRING   SQ. FT     MIN. RENT        FT.
                         --------    ------     ---------      ----       --------   ------     ---------       ----
Ontario Mills:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              -              -             -          -       -              -              -          -
    Specialty               14         39,268     1,111,915      28.32       3         12,082        252,756      20.92
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                            14         39,268  $  1,111,915   $  28.32       3         12,082   $    252,756   $  20.92

Arizona Mills:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              -              -             -          -       -              -              -          -
    Specialty               23         90,908     1,943,256      21.38       8         23,061        601,571      26.09
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                            23         90,908  $  1,943,256   $  21.38       8         23,061   $    601,571   $  26.09

Grapevine  Mills:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              -              -             -          -       -              -              -          -
    Specialty               22         73,061     1,567,215      21.45       5         12,227        325,228      26.60
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                            22         73,061  $  1,567,215   $  21.45       5         12,227   $    325,228   $  26.60

Total with Joint
Ventures:
    Anchors  (2)             2        213,974  $  1,034,632   $   4.84       1         61,763   $    509,546   $   8.25
    Majors  (2)              6        190,890     1,618,288       8.48       4        166,679      1,442,659       8.66
    Specialty               171       577,503    13,667,423      23.67       42       133,947      3,128,781      23.36
    Food Court               3          2,074        98,882      47.68       3          1,947         87,770      45.08
                         ----------------------------------------------  -----------------------------------------------
                            182       984,441  $ 16,419,225   $  16.68       50       364,336   $  5,168,756   $  14.19
                         ==============================================  ===============================================

The Block at Orange:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              -              -             -          -       -              -              -          -
    Specialty               21         57,795     1,608,350      27.83       5         14,177        373,516      26.35
    Food Court               1            946        70,004      74.00       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                            22         58,741  $  1,678,354   $  28.57       5         14,177   $    373,516   $  26.35
                         ==============================================  ===============================================

Community Centers:
    Anchors  (2)             1         56,949  $    194,300   $   3.41       1        129,615   $     74,300   $    .57
    Majors  (2)              4        117,557       910,369       7.74       -              -              -          -
    Specialty               27         90,903     1,324,158      14.57       7         30,492        433,484      14.22
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                            32        265,409  $  2,428,827   $   9.15       8        160,107   $    507,784   $   3.17
                         ==============================================  ===============================================

                          NO. OF                   2005                     NO. OF                    2006
                          LEASES                ANNUALIZED      PER SQ.     LEASES                 ANNUALIZED     PER SQ.
                         EXPIRING    SQ. FT      MIN. RENT        FT.      EXPIRING    SQ. FT       MIN. RENT       FT.
                         --------    ------      ---------       ----      --------    ------       ---------      ----
Ontario Mills:
    Anchors  (2)             -              -    $          -   $      -       -               -    $          -  $      -
    Majors  (2)              -              -               -          -       4         102,308       1,379,563     13.48
    Specialty                1          5,382         137,241      25.50      28          73,449       2,015,485     27.44
    Food Court               -              -               -          -       1             400          40,000    100.00
                         ------------------------------------------------  ------------------------------------------------
                             1          5,382    $    137,241   $  25.50      33         176,157    $  3,435,048  $  19.50

Arizona Mills:
    Anchors  (2)             -              -    $          -   $      -       -               -    $          -  $      -
    Majors  (2)              -              -               -          -       1          22,774         120,000      5.27
    Specialty                2          2,938         112,770      38.38       2           8,823         177,070     20.07
    Food Court               -              -               -          -       -               -               -         -
                         ------------------------------------------------  ------------------------------------------------
                             2          2,938    $    112,770   $  38.38       3          31,597    $    297,070  $   9.40

Grapevine  Mills:
    Anchors  (2)             -              -    $          -   $      -       -               -    $          -  $      -
    Majors  (2)              -              -               -          -       -               -               -         -
    Specialty                5         22,920         503,907      21.99       1           7,514         127,738     17.00
    Food Court               -              -               -          -       -               -               -         -
                         ------------------------------------------------  ------------------------------------------------
                             5         22,920    $    503,907   $  21.99       1           7,514    $    127,738  $  17.00

Total with Joint
Ventures:
    Anchors  (2)             1        153,036    $    525,000   $   3.43       2         208,813    $  1,394,772  $   6.68
    Majors  (2)              2         58,853         648,187      11.01       8         211,788       3,110.450     14.69
    Specialty               33        170,365       3,757,619      22.06      42         146,960       3,597,079     24.48
    Food Court               2          3,502          61,538      17.57       6           3,399         209,786     61.72
                         ------------------------------------------------  ------------------------------------------------
                            38        385,756    $  4,992,344   $  12.94      58         570,960    $  8,312,087  $  14.56
                         ================================================  ================================================

The Block at Orange:
    Anchors  (2)             -              -    $          -   $      -       -               -    $          -  $      -
    Majors  (2)              -              -               -          -       -               -               -         -
    Specialty                3         12,548         299,800      23.89       -               -               -         -
    Food Court               -              -               -          -       -               -               -         -
                         ------------------------------------------------  ------------------------------------------------
                             3         12,548    $    299,800   $  23.89       -               -    $          -  $      -
                         ================================================  ================================================

Community Centers:
    Anchors  (2)             3        184,640    $  1,523,430   $   8.25       -               -    $          -  $      -
    Majors  (2)              5        157,086         908,568       5.78       -               -               -         -
    Specialty                4         30,080         377,525      12.55       7          32,946         510,096     15.48
    Food Court               -              -               -          -       -               -               -         -
                         ------------------------------------------------  ------------------------------------------------
                            12        371,806    $  2,809,523   $   7.56       7          32,946    $    510,096  $  15.48
                         ================================================  ================================================

-------------------------------
(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers
       - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Ontario Mills of 16,595 square feet are also excluded.

(2) For purposes of this schedule, anchor tenants are defined as any tenant whose gross leasable area equals or exceeds 50,000 sq. ft. and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 sq. ft. but is less than 50,000 sq. ft.

                            LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1998 multiplied by 12.

                          NO. OF                  2007                     NO. OF                  2008
                          LEASES               ANNUALIZED     PER SQ.      LEASES               ANNUALIZED     PER SQ.
                         EXPIRING    SQ. FT     MIN. RENT       FT.       EXPIRING   SQ. FT     MIN. RENT        FT.
                         --------    ------     ---------      ----       --------   ------     ---------       ----
Potomac Mills:
    Anchors  (2)             -              -  $          -   $      -       1        107,021   $    611,520   $   5.71
    Majors  (2)              1         38,210       337,394       8.83       1         27,068        216,000       7.98
    Specialty                -              -             -          -       4         16,089        364,538      22.66
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                             1         38,210  $    337,394   $   8.83       6        150,178   $  1,192,058   $   7.94

Franklin Mills:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              3         80,762       993,250      12.30       1         20,000        317,880      15.89
    Specialty                -              -             -          -       2         15,736        333,160      21.17
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                             3         80,762  $    993,250   $  12.30       3         35,736   $    651,040   $  18.22

Sawgrass Mills:
    Anchors  (2)             -              -  $          -   $      -       1         59,480   $    713,760   $  12.00
    Majors  (2)              -              -             -          -       1         28,152        422,280      15.00
    Specialty                5         11,202       422,251      37.69       1          1,605         59,385      37.00
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                             5         11,202  $    422,251   $  37.69       3         89,237   $  1,195,425   $  13.40

Gurnee Mills:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              -              -             -          -       -              -              -          -
    Specialty                3          3,290       107,117      32.56       4          8,755        210,029      23.99
    Food Court               2          1,426        58,835      41.26       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                             5          4,716  $    165,952   $  35.19       4          8,755   $    210,029   $  23.99

Total without Joint
Ventures:
    Anchors  (2)             -              -  $          -   $      -       2        166,501   $  1,325,280   $   7.96
    Majors  (2)              4        118,972     1,330,644      11.18       3         75,220        956,160      12.71
    Specialty                8         14,492       529,368      36.53       11        42,185        967,112      22.93
    Food Court               2          1,426        58,835      41.26       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                            14        134,890  $  1,918,847   $  14.23       16       283,906   $  3,248,552   $  11.44
                         ==============================================  ===============================================

                          NO. OF                AFTER 2008                  NO. OF                    TOTAL
                          LEASES                ANNUALIZED      PER SQ.     LEASES                 ANNUALIZED      PER SQ.
                         EXPIRING    SQ. FT      MIN. RENT        FT.      EXPIRING    SQ. FT       MIN. RENT       FT.
                         --------    ------      ---------       ----      --------    ------       ---------      ----
Potomac Mills:
    Anchors  (2)             -              -    $          -   $      -       5         530,633    $  3,040,838  $   5.73
    Majors  (2)              -              -               -          -      11         365,847       3,131,376      8.56
    Specialty                1          3,934          88,043      22.38      182        587,906      14,259,355     24.25
    Food Court               -              -               -          -      14          10,185         636,029     62.45
                         ------------------------------------------------  ------------------------------------------------
                             1          3,934    $     88,043   $  22.38      212      1,494,571    $ 21,067,598  $  14.10

Franklin Mills:
    Anchors  (2)             2        123,968    $  1,856,028   $  14.97       5         423,819    $  3,455,055  $   8.15
    Majors  (2)              -              -               -          -      11         352,560       3,342,170      9.48
    Specialty                2          8,371         216,241      25.83      149        538,639      11,178,321     20.75
    Food Court               -              -               -          -      14          10,338         478,576     46.29
                         ------------------------------------------------  ------------------------------------------------
                             4        132,339    $  2,072,269   $  15.66      179      1,325,356    $ 18,454,122  $  13.92

Sawgrass Mills:
    Anchors  (2)             3        261,442    $  1,483,078   $   5.67       8         632,480    $  4,021,417  $   6.36
    Majors  (2)              -              -               -          -       9         267,651       3,234,677     12.09
    Specialty                2          9,557         229,871      24.05      195        642,434      16,448,507     25.60
    Food Court               -              -               -          -      30          26,384       1,383,395     52.43
                         ------------------------------------------------  ------------------------------------------------
                             5        270,999    $  1,712,949   $   6.32      242      1,568,949    $ 25,087,996  $  15.99

Gurnee Mills:
    Anchors  (2)             2        242,449    $    915,715   $   3.78       6         534,985    $  2,792,255  $   5.22
    Majors  (2)              1         25,000         250,000      10.00       7         234,885       2,355,683     10.03
    Specialty                1         13,042         294,173      22.56      160        573,932      11,112,912     19.36
    Food Court               -              -               -          -      27          18,823       1,016,422     54.00
                         ------------------------------------------------  ------------------------------------------------
                             4        280,491    $  1,459,888   $   5.20      200      1,362,625    $ 17,277,272  $  12.68

Total without Joint
Ventures:
    Anchors  (2)             7        627,859    $  4,254,821   $   6.78      24       2,121,917    $ 13,309,565  $   6.27
    Majors  (2)              1         25,000         250,000      10.00      38       1,220,943      12,063,906      9.88
    Specialty                6         34,904         828,328      23.73      686      2,342,911      52,999,095     22.62
    Food Court               -              -               -          -      85          65,730       3,514,422     53.47
                         ------------------------------------------------  ------------------------------------------------
                            14        687,763    $  5,333,149   $   7.75      833      5,751,501    $ 81,886,988  $  14.24
                         ================================================  ================================================

-------------------------------
(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers
       - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Ontario Mills of 16,595 square feet are also excluded.

(2) For purposes of this schedule, anchor tenants are defined as any tenant whose gross leasable area equals or exceeds 50,000 sq. ft. and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 sq. ft. but is less than 50,000 sq. ft.

                            LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1998 multiplied by 12.

                          NO. OF                  2007                     NO. OF                  2008
                          LEASES               ANNUALIZED    PER SQ.       LEASES               ANNUALIZED    PER SQ.
                         EXPIRING    SQ. FT     MIN. RENT      FT.        EXPIRING   SQ. FT     MIN. RENT       FT.
                         --------    ------     ---------      ----       --------   ------     ---------       ----
Ontario Mills:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              3         78,457     1,141,946      14.56       1         21,711        500,000      23.03
    Specialty               10         20,080       670,194      33.38       5         11,257        260,105      23.11
    Food Court               -              -             -          -       2         11,330        554,165      48.91
                         ----------------------------------------------  -----------------------------------------------
                            13         98,537  $  1,812,140   $  18.39       8         44,298   $  1,314,270   $  29.67

Arizona Mills:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              4        111,578     1,935,850      17.35       2         60,667        805,903      13.28
    Specialty               11         67,779     1,345,318      19.85       9         16,612        592,337      35.66
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                            15        179,357  $  3,281,168   $  18.29       11        77,279   $  1,398,240   $  18.09

Grapevine  Mills:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              6        151,812     2,343,211      15.43       2         72,730        881,588      12.12
    Specialty               26         86,670     2,141,266      24.71       10        45,279        999,802      22.08
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                            32        238,482  $  4,484,477   $  18.80       12       118,009   $  1,881,390   $  15.94

Total with Joint
Ventures:
    Anchors  (2)             -              -  $          -   $      -       2        166,501   $  1,325,280   $   7.96
    Majors  (2)             17        460,819     6,751,651      14.65       8        230,328      3,143,651      13.65
    Specialty               55        189,021     4,686,146      24.79       35       115,333      2,819,356      24.45
    Food Court               2          1,426        58,835      41.26       2         11,330        554,165      48.91
                         ----------------------------------------------  -----------------------------------------------
                            74        651,266  $ 11,496,632   $  17.65       47       523,492   $  7,842,452   $  14.98
                         ==============================================  ===============================================

The Block at Orange:
    Anchors  (2)             -              -  $          -   $      -       -              -   $          -   $      -
    Majors  (2)              -              -             -          -       3         88,264      1,330,420      15.07
    Specialty                -              -             -          -       17        63,913      2,178,022      34.08
    Food Court               -              -             -          -       8         10,931        813,847      74.45
                         ----------------------------------------------  -----------------------------------------------
                             -              -  $          -   $      -       28       163,108   $  4,322,289   $  26.50
                         ==============================================  ===============================================

Community Centers:
    Anchors  (2)             -              -  $          -   $      -       1        131,812   $    790,872   $   6.00
    Majors  (2)              -              -             -          -       1         46,193        397,260       8.60
    Specialty                7         54,558       603,199      11.06       2         16,536        250,040      15.12
    Food Court               -              -             -          -       -              -              -          -
                         ----------------------------------------------  -----------------------------------------------
                             7         54,558  $    603,199   $  11.06       4        194,541   $  1,438,172   $   7.39
                         ==============================================  ===============================================

                          NO. OF                AFTER 2008                  NO. OF                    TOTAL
                          LEASES                ANNUALIZED     PER SQ.      LEASES                 ANNUALIZED     PER SQ.
                         EXPIRING    SQ. FT      MIN. RENT       FT.       EXPIRING    SQ. FT       MIN. RENT      FT.
                         --------    ------      ---------       ----      --------    ------       ---------      ---
Ontario Mills:
    Anchors  (2)             4        286,023    $  1,883,132   $   6.58       4         286,023    $  1,883,132  $   6.58
    Majors  (2)              5        212,321       1,978,600       9.32      13         414,797       5,000,109     12.05
    Specialty                2          9,071         165,688      18.27      145        476,400      10,949,262     22.98
    Food Court               -              -               -          -       3          11,730         594,165     50.65
                         ------------------------------------------------  ------------------------------------------------
                            11        507,415    $  4,027,420   $   7.94      165      1,188,950    $ 18,426,668  $  15.50

Arizona Mills:
    Anchors  (2)             5        382,513    $  3,165,197   $   8.27       5         382,513    $  3,165,197  $   8.27
    Majors  (2)              3         98,205       1,146,246      11.67      10         293,224       4,007,999     13.67
    Specialty                3         29,704         747,336      25.16      138        489,808      11,216,104     22.90
    Food Court               1         13,924         832,502      59.79       1          13,924         832,502     59.79
                         ------------------------------------------------  ------------------------------------------------
                            12        524,346    $  5,891,281   $  11.24      154      1,179,469    $ 19,221,802  $  16.30

Grapevine  Mills:
    Anchors  (2)             3        315,042    $  3,638,512   $  11.55       3         315,042    $  3,638,512  $  11.55
    Majors  (2)              4        135,097       1,533,549      11.35      13         382,968       5,038,296     13.16
    Specialty                5         15,180         265,316      17.48      157        506,727      11,447,357     22.59
    Food Court               1         11,532         691,920      60.00       1          11,532         691,920     60.00
                         ------------------------------------------------  ------------------------------------------------
                            13        476,851    $  6,129,297   $  12.85      174      1,216,269    $ 20,816,085  $  17.11

Total with Joint
Ventures:
    Anchors  (2)            19      1,611,437    $ 12,941,662   $   8.03      36       3,105,495    $ 21,996,406  $   7.08
    Majors  (2)             13        470,623       4,908,395      10.43      74       2,311,932      26,110,310     11.29
    Specialty               16         88,859       2,006,668      22.58     1,126     3,815,846      86,611,818     22.70
    Food Court               2         25,456       1,524,422      59.88      90         102,916       5,633,009     54.73
                         ------------------------------------------------  ------------------------------------------------
                            50      2,196,375    $ 21,381,147   $   9.03     1,326     9,336,189    $140,351,543  $  15.03
                         ================================================  ================================================

The Block at Orange:
    Anchors  (2)             2        172,785    $  3,473,326   $  20.10       2         172,785    $  3,473,326  $  20.10
    Majors  (2)              4         98,652       1,509,411      15.30       7         186,916       2,839,831     15.19
    Specialty               12         45,026       1,420,717      31.55      67         203,396       6,257,768     30.77
    Food Court               1          1,061          74,270      70.00      10          12,938         958,121     74.05
                         ------------------------------------------------  ------------------------------------------------
                            19        317,524    $  6,477,724   $  20.40      86         576,035    $ 13,529,046  $  23.49
                         ================================================  ================================================

Community Centers:
    Anchors  (2)             3        204,744    $  1,823,107   $   8.90       9         707,760    $  4,406,009  $   6.23
    Majors  (2)              5        177,685       1,478,044       8.32      19         603,128       4,351,684      7.22
    Specialty                3         30,700         203,475       6.63      201        774,906      10,072,909     13.00
    Food Court               -              -               -          -       -               -               -         -
                         ------------------------------------------------  ------------------------------------------------
                            11        413,129    $  3,504,626   $   8.48      229      2,085,794    $ 18,830,602  $   9.03
                         ================================================  ================================================

-------------------------------
(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers
       - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Ontario Mills of 16,595 square feet are also excluded.

(2) For purposes of this schedule, anchor tenants are defined as any tenant whose gross leasable area equals or exceeds 50,000 sq. ft. and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 sq. ft. but is less than 50,000 sq. ft.

                         EXISTING MILLS OPERATING TRENDS

The following table sets forth, for each of the last five years, certain information regarding operating trends with respect to the existing Mills.

                                                                    MINIMUM RENT PLUS PERCENTAGE RENTS
                               -----------------------------------------------------------------------------------------------------
                   AVERAGE                  TOTAL STORES                          ANCHOR STORES             SPECIALTY STORES
                   PERCENT     -------------------------------------   -----------------------------  ------------------------------
                  LEASED (1)         TOTAL            PER SQ. FT.           TOTAL       PER SQ. FT.        TOTAL        PER SQ. FT.
                  ----------   -----------------   -----------------   --------------  -------------  ---------------  -------------
POTOMAC MILLS
1998                    95%       $21,443,619           $14.43           $6,001,966       $6.75         $15,441,653       $25.91
1997                    96         20,980,272            14.04            6,284,111        6.86          14,696,161        25.44
1996                    96         20,865,975            14.00            6,142,999        6.76          14,722,976        25.32
1995                    96         19,905,334            13.30            5,839,132        6.57          14,066,202        23.14
1994                    98         19,840,738            13.00            5,766,085        6.47          14,074,653        22.17

FRANKLIN MILLS
1998                    94%        17,689,143            12.38            6,050,348        6.61          11,638,795        22.64
1997                    92         16,549,052            11.47            5,700,661        6.05          10,848,391        21.68
1996                    92         16,318,689            11.40            5,291,698        5.67          11,026,991        22.16
1995                    95         16,837,997            11.33            5,401,107        5.69          11,436,890        21.29
1994                    97         17,565,102            11.64            5,485,679        5.78          12,079,423        21.54

SAWGRASS MILLS
1998 (2)                98%        26,969,276            17.29            7,265,079        8.13          19,704,197        29.57
1997 (2)                97         26,448,955            17.08            7,384,896        8.28          19,064,059        29.04
1996                    98         25,787,924            16.55            7,150,346        8.03          18,637,578        27.90
1995                    95         22,738,214            15.66            6,670,486        7.68          16,067,728        27.58
1994                    95         20,889,138            14.54            6,467,454        7.56          14,421,684        24.83

GURNEE MILLS
1998                    96%        17,525,250            13.06            5,022,342        6.52          12,502,908        21.85
1997                    91         15,900,406            13.80            4,418,036        7.42          11,482,370        20.63
1996                    90         15,340,496            13.62            3,823,991        6.78          11,516,505        20.50
1995                    91         15,089,531            12.89            3,898,381        6.36          11,191,150        20.08
1994                    92         15,176,595            12.83            3,986,828        6.48          11,189,767        19.71

ONTARIO MILLS
1998                    98%        19,516,934            16.50            7,300,086       10.61          12,216,848        24.68
1997                    95         18,708,479            17.11            6,358,058       10.11          12,350,421        26.59

GRAPEVINE MILLS
1998                    95%        21,108,019            18.03            8,797,950       12.74          12,310,069        25.63

ARIZONA MILLS
1998                    95%        19,165,290            16.82            7,262,540       10.83          11,902,750        25.41

TOTAL - MILLS
1998                    96%      $143,417,531           $15.41          $47,700,311       $8.65         $95,717,220       $25.24
1997                    94         98,587,164            14.65           30,145,762        7.58          68,441,402        24.84
1996                    94         78,313,084            13.97           22,409,034        6.80          55,904,050        24.21
1995                    95         74,571,076            13.31           21,809,106        6.57          52,761,970        23.09
1994                    96         73,471,573            12.99           21,706,046        6.56          51,765,527        22.08

----------------

(1) Average percent leased is defined as total average space leased and for which rent was being paid excluding tenants with leases having a term of less than one year.

(2)    Annual rent excludes $800,000 of ground lease rent.

Note: The above amounts do not include Mainstreet retail income of $2,205,661 for 1998, $2,066,991 for 1997, $2,088,000 for 1996, $1,658,000 for 1995
      and $1,794,000 for 1994.

                                RENTAL RATES (1)

The following table sets forth the average base rent per leased square foot of store openings and closings for each property for the twelve months ended December 31, 1998, 1997, 1996 and 1995.

                                                                           ANCHOR STORES
                                    ---------------------------------------------------------------------------------------------
                                            STORE OPENINGS                   STORE CLOSINGS                     RELEASING
                                             DURING YEAR                      DURING YEAR                      SPREAD (2)
                                    -------------------------------   -----------------------------    --------------------------
                                       AVERAGE                           AVERAGE
                                      BASE RENT          TOTAL          BASE RENT         TOTAL
                                     PER SQ. FT.        SQ. FT.        PER SQ. FT.       SQ. FT.
                                    ---------------  --------------   ---------------  ------------
POTOMAC MILLS               1998    $     11.52         65,028        $     9.46         70,490        $   2.06         21.75%
                            1997           7.71         73,432              6.30         97,820            1.41         22.33%
                            1996          11.43         33,406             11.55         15,178          (0.12)        (1.04%)
                            1995           8.74         20,048              8.61         78,572            0.13          1.51%

FRANKLIN MILLS              1998    $     13.33        100,127             $6.49         85,242        $   6.85        105.60%
                            1997          11.27         85,072              7.53         85,072            3.74         49.74%
                            1996          10.41         18,247             10.25         20,000            0.16          1.56%
                            1995              -              -                 -              -               -              -

GURNEE MILLS                1998    $      7.10         40,752        $     6.45         40,752        $   0.65         10.08%
                            1997           4.92        184,259  (3)            -              -             N/A            N/A
                            1996          30.00         20,000                 -              -             N/A            N/A
                            1995              -              -              8.08         74,218          (8.08)            N/A

SAWGRASS MILLS              1998    $     15.00         28,152        $    15.00         28,152        $      -              -
                            1997           8.91         50,579              8.93         50,579          (0.02)        (0.21%)
                            1996          26.39         20,000             14.86         39,275           11.53         77.59%
                            1995          12.80         25,110                 -              -             N/A            N/A

ONTARIO MILLS               1998    $         -              -        $        -              -        $      -              -


                                                                                                       $
TOTAL MILLS                 1998    $     11.94        234,059        $     8.48        224,636            3.46         40.86%
                            1997           7.33        393,342              7.32        233,471            0.01          0.15%
                            1996          18.54         91,653             12.95         74,453            5.59         43.17%
                            1995          11.00         45,158              8.36        152,790            2.64         31.58%

COMMUNITY CENTERS           1998    $      6.66        168,738        $        -              -        $    N/A            N/A
                            1997              -              -              3.76         66,377          (3.76)            N/A
                            1996           9.60        104,586              8.69        176,238            0.91         10.47%
                            1995           6.19         48,958                 -              -             N/A            N/A

                                                                         SPECIALTY STORES
                                    --------------------------------------------------------------------------------------------
                                           STORE OPENINGS                   STORE CLOSINGS                      RELEASING
                                            DURING YEAR                       DURING YEAR                       SPREAD (2)
                                    -----------------------------    ------------------------------     ------------------------
                                       AVERAGE                          AVERAGE
                                      BASE RENT          TOTAL         BASE RENT          TOTAL
                                     PER SQ. FT.        SQ. FT.       PER SQ. FT.        SQ. FT.
                                    ---------------   ------------   ---------------   ------------
POTOMAC MILLS               1998    $     27.68         70,769       $    27.91          62,034        $   (0.23)      (0.79%)
                            1997          22.78        128,964            21.77         127,191              1.00        4.61%
                            1996          23.64         83,594            21.80          66,607              1.84        8.44%
                            1995          24.91         49,135            18.89          82,912              6.02       31.87%

FRANKLIN MILLS              1998    $     19.18        150,869       $    17.65         113,961        $     1.53        8.65%
                            1997          20.16        112,670            19.34         106,202              0.83        4.29%
                            1996          20.08         73,880            18.61         115,416              1.47        7.90%
                            1995          19.49         46,453            21.90          77,713            (2.41)     (11.00%)

GURNEE MILLS                1998    $     21.07         99,886       $    18.59          88,220        $     2.48       13.35%
                            1997          20.75        101,771            19.24         104,086              1.51        7.87%
                            1996          19.01         74,447            18.63          71,457              0.38        2.04%
                            1995          16.95         48,988            17.79          55,864            (0.84)      (4.72%)

SAWGRASS MILLS              1998    $     32.52         48,268       $    26.32          49,373        $     6.20       23.54%
                            1997          30.00         72,188            24.57          64,626              5.42       22.08%
                            1996          29.63         58,904            22.24          57,770              7.39       33.23%
                            1995          24.58        173,744            23.11          55,108              1.47        6.36%

ONTARIO MILLS               1998    $     27.34         35,616       $    27.64          26,400        $   (0.30)      (1.08%)



TOTAL MILLS                 1998    $     23.43        405,408       $    21.80         339,988        $     1.63        7.49%
                            1997          22.83        415,593            20.92         402,105              1.90        9.10%
                            1996          22.76        290,825            19.97         311,250              2.79       13.97%
                            1995          22.71        318,320            20.38         271,597              2.33       11.43%

COMMUNITY CENTERS           1998    $     14.07         80,184       $    14.49          40,309        $   (0.42)      (2.90%)
                            1997          13.14        113,304            14.08         114,631            (0.94)      (6.66%)
                            1996          14.63         58,130            13.03          86,072              1.60       12.28%
                            1995          13.77         45,077            13.07          42,954              0.70        5.36%

----------------------------

(1) The Block at Orange, Grapevine Mills and Arizona Mills are excluded from this analysis, due to still being in their initial lease-up phase. Additionally, Ontario Mills for 1997 is excluded.

(2) The releasing spread is calculated as the difference between per square foot openings and per square foot closings for the twelve months ended December 31, 1998. Openings and closings include renewals but exclude exercised options.

(3) Consists primarily of expansion space related to two anchor stores, Bass Pro and Computer City, comprising 125,000 sq. ft. and 25,000 sq. ft., respectively. The Bass Pro lease is expected to provide substantial percentage rent in addition to the base rent detailed above.

Note:  Totals may not sum due to rounding.

                                   GROSS SALES(1)(2)

The following table sets forth certain gross sales information for the years ended December 31, 1998 and December 31, 1997.

                                             YEAR ENDED DECEMBER 31, 1998
                              ---------------------------------------------------------------
                                 SQ. FT.                   SALES                 PER SQ. FT.
                              ------------         --------------------          ------------
Potomac Mills:
   Anchor/Majors                   951,043         $        191,678,102          $        202
   Specialty                       580,658                  185,618,081                   320
   Temporary/Kiosk                       -                    5,155,021                     -
                              ------------         --------------------          ------------
                                 1,531,701         $        382,451,204          $        250

Franklin Mills:
   Anchor/Majors                   971,940         $        155,395,973          $        160
   Specialty                       527,403                  155,109,858                   294
   Temporary/Kiosk                       -                    3,496,367                     -
                              ------------         --------------------          ------------
                                 1,499,343         $        314,002,198          $        209

Sawgrass Mills:
   Anchor/Majors                 1,174,642         $        353,258,477          $        301
   Specialty                       664,466                  297,963,690                   448
   Temporary/Kiosk                       -                   10,588,716                     -
                              ------------         --------------------          ------------
                                 1,839,108         $        661,810,883          $        360

Gurnee Mills:
   Anchor/Majors                   831,201         $        141,156,686          $        170
   Specialty                       565,887                  159,651,566                   282
   Temporary/Kiosk                       -                    6,515,341                     -
                              ------------         --------------------          ------------
                                 1,397,088         $        307,323,593          $        220

Ontario Mills:
   Anchor/Majors                   823,815         $        136,055,601          $        165
   Specialty                       482,653                  166,299,546                   345
   Temporary/Kiosk                       -                    8,188,974                     -
                              ------------         --------------------          ------------
                                 1,306,468         $        310,544,121          $        238

Total Mills:
   Anchor/Majors                 4,752,641         $        977,544,839          $        206
   Specialty                     2,821,067                  964,642,741                   342
   Temporary/Kiosk                       -                   33,944,419                     -
                              ------------         --------------------          ------------
                                 7,573,708         $      1,976,131,999          $        261
                              ============         ====================          ============

                                                  YEAR ENDED DECEMBER 31, 1997
                              -----------------------------------------------------------------
                                   SQ. FT.                   SALES                  PER SQ. FT.
                              --------------         ---------------------         ------------
Potomac Mills:
   Anchor/Majors                     910,288         $         184,834,466         $        203
   Specialty                         566,004                   179,387,582                  317
   Temporary/Kiosk                         -                     4,490,966                    -
                              --------------         ---------------------         ------------
                                   1,476,292         $         368,713,014         $        250

Franklin Mills:
   Anchor/Majors                     904,677         $         163,692,900         $        181
   Specialty                         487,463                   142,341,207                  292
   Temporary/Kiosk                         -                     6,388,496                    -
                              --------------         ---------------------         ------------
                                   1,392,140         $         312,422,603         $        224

Sawgrass Mills:
   Anchor/Majors                   1,173,109         $         365,821,871         $        312
   Specialty                         655,233                   295,180,646                  450
   Temporary/Kiosk                         -                    13,962,865                    -
                              --------------         ---------------------         ------------
                                   1,828,342         $         674,965,382         $        369

Gurnee Mills:
   Anchor/Majors                     681,640         $         103,395,397         $        152
   Specialty                         561,633                   150,055,052                  267
   Temporary/Kiosk                         -                     8,860,293                    -
                              --------------         ---------------------         ------------
                                   1,243,273         $         262,310,742         $        211

Ontario Mills:
   Anchor/Majors                     768,629         $         133,724,268         $        174
   Specialty                         454,598                   159,284,318                  350
   Temporary/Kiosk                         -                     6,866,186                    -
                              --------------         ---------------------         ------------
                                   1,223,227         $         299,874,772         $        245

Total Mills:
   Anchor/Majors                   4,438,343         $         951,468,902         $        214
   Specialty                       2,724,931                   926,248,805                  340
   Temporary/Kiosk                         -                    40,568,806                    -
                              --------------         ---------------------         ------------
                                   7,163,274         $       1,918,286,513         $        268
                              ==============         =====================         ============

--------------------

(1) Grapevine Mills and Arizona Mills are excluded from this analysis since they did not open until October 1997 and November 1997, respectively, and do not have twenty-four months of sales data for comparison. Grapevine Mills sales for the year ended December 31, 1998, were $117,597,419 on 657,994 sq. ft. of anchor/major space ($179 per sq. ft.), $144,338,088 on 481,255 of specialty store space ($300 per sq. ft.), and $9,710,374 of Temp/Kiosk sales. Arizona Mills sales for the year ended December 31, 1998, were $113,812,451 on 669,035 sq. ft. of anchor/major space ($170 per sq. ft.), $137,253,170 on 455,674 sq. ft. of specialty store space ($301 per sq. ft.) and $8,300,350 of Temp/Kiosk sales.

(2) Anchor/major sales have been adjusted to include sales from tenants that own their parcels.

DIVERSIFIED TENANT BASE

       Because our projects represent a collection of various retail formats under one roof, we believe that our tenant base represents one of the more diversified mixes of retailers in the industry today. This is evidenced by the fact that no tenant represents more than 3.6% of 1998 base rent. We further believe that the overall credit of our tenant base is strong given the diversity of our retailers and the large number of manufacturer outlet tenants. Our universe of tenants continues to expand.

       The following table, which includes our joint venture projects (Ontario Mills, Grapevine Mills, Arizona Mills and The Block at Orange), sets forth certain information with respect to our ten largest tenants (as measured by 1998 base rent) as of December 31, 1998:

                                                                         PERCENT OF             PERCENT OF              NUMBER
                                                                            1998               TOTAL LEASED               OF
TENANT                                                                    BASE RENT         GROSS LEASABLE AREA         STORES
------                                                                    ---------         -------------------         ------
TJ Maxx Group (1)..............................................             3.6%                   5.4%                    18
AMC ...........................................................             2.6%                   2.9%                     4
J.C. Penney (2) ...............................................             2.4%                   5.5%                     8
Burlington Coat Factory Group (3)..............................             1.6%                   5.1%                     8
Rainforest Cafe ...............................................             1.5%                   0.9%                     6
Off 5th by Saks Fifth Avenue...................................             1.5%                   2.4%                     9
The Sports Authority...........................................             1.5%                   1.7%                     5
Bed, Bath & Beyond.............................................             1.5%                   2.2%                     6
Levi's.........................................................             1.4%                   0.8%                    13
Ogden..........................................................             1.3%                   0.6%                     4
                                                                     ----------------    --------------------------    --------
   Total                                                                    18.9%                  27.5%                   81
                                                                     ================    ==========================    ========

(1)    Includes T.J. Maxx and Marshalls.

(2)    Includes J.C. Penney and Rite Aid.

(3)    Includes Burlington Coat Factory and Totally 4 Kids.

DESCRIPTION OF EXISTING PROPERTIES

       Set forth below are descriptions of each of our existing Mills and Block properties.

       Potomac Mills - Woodbridge, Virginia. Potomac Mills contains approximately 1.6 million square feet of gross leasable area, of which one anchor store tenant owns approximately 80,000 square feet. Potomac Mills opened in 1985 with a total of approximately 630,000 square feet of gross leasable area. As a result of customer demand, Potomac Mills was expanded to approximately 1.2 million square feet of gross leasable area in 1986. The Phase III expansion of Potomac Mills opened on September 30, 1993 and increased total gross leasable area by approximately 355,000 square feet. We anticipate that construction of a new entertainment zone will begin in late 1999 with an opening in 2000. Potomac Mills has 17 anchors, including: IKEA, J.C. Penney Outlet, Waccamaw Pottery, Marshalls, Spiegel Outlet, AMC Theatres, The Sports Authority, Off 5th by Saks Fifth Avenue, T.J. Maxx, Syms, Group USA and Nordstrom Rack. Potomac Mills is situated on approximately 161 acres located approximately 20 miles southwest of Washington, D.C. Potomac Mills is adjacent to Interstate 95, which serves as one of the transportation backbones of the Washington metropolitan area. This location strategically positions Potomac Mills between the Washington/Baltimore metropolitan market to the north and Richmond, approximately 90 miles to the south. We own 100% of Potomac Mills.

       Franklin Mills - Philadelphia, Pennsylvania. Franklin Mills opened in 1989 and contains approximately 1.7 million square feet of gross leasable area, of which two anchor store tenants own approximately 209,000 square feet. We began remerchandising Franklin Mills in 1996 by upgrading its tenant mix and began construction on an entertainment zone, including themed restaurants and interactive entertainment venues, in the first half of 1997, which was completed by November 19, 1998 with the openings of Rainforest Cafe and Elephant Castle. Franklin Mills has 19 anchors, including: Bed, Bath & Beyond, Filene's Basement, Last Call from Neiman Marcus, Marshalls, Nordstrom Rack, Office Max, Off 5th by Saks Fifth Avenue, Jillian's and Syms. Franklin Mills features what we believe is the largest concentration of outlet retailing in the Delaware Valley. With access from U.S. Highway 1 and the Pennsylvania Turnpike, Franklin Mills is strategically positioned approximately 15 miles northeast of Philadelphia's Center City and just west of Interstate 95, a major thoroughfare serving the greater Philadelphia/Wilmington metropolitan market. We own 100% of Franklin Mills.

       Sawgrass Mills - Sunrise, Florida. Sawgrass Mills, which opened in 1990, contains approximately 1.9 million square feet of gross leasable area, of which three anchor store tenants own approximately 282,000 square feet. As a result of customer demand, Sawgrass Mills was expanded by approximately 136,000 square feet of gross leasable area in 1995. We expect to open a Phase III expansion of Sawgrass Mills in the spring of 1999 consisting of an approximately 300,000 square foot entertainment zone anchored by a 24-screen Regal Theater. Sawgrass Mills has 20 anchors, including: Beall's Outlet Store, Burlington Coat Factory, Last Call from Neiman Marcus, Loehmanns, Rainforest Cafe, Spiegel Outlet, The Sports Authority and Waccamaw Pottery. Sawgrass Mills is located in Florida's "Gold Coast" market approximately 11 miles west of Fort Lauderdale. The site lies adjacent to both the Sawgrass Expressway and Flamingo Road, between Sunrise and Oakland Park Boulevards. The entire South Florida region is linked by the road network of the Sawgrass Expressway, Interstate 75 and Interstate 595, which intersect at an interchange located less than two miles southwest of Sawgrass Mills. We own 100% of Sawgrass Mills, excluding the Phase III expansion.

       Gurnee Mills - Gurnee, Illinois. Gurnee Mills opened in 1991 and contains approximately 1.7 million square feet of gross leasable area, of which three anchor store tenants own approximately 251,000 square feet. We have completed construction of an expansion of over 150,000 square feet of gross leasable area, which added entertainment venues to the existing mall. Gurnee Mills has been remerchandised resulting in the upgrade of the project's tenant mix. Gurnee Mills has 16 anchors, including: Bass Pro Shops, J.C. Penney Outlet, Waccamaw Pottery, Marshalls, Spiegel Outlet, Bed, Bath & Beyond, The Sports Authority, Off 5th by Saks Fifth Avenue, T.J. Maxx and Syms. The project is located adjacent to Interstate 94, the major north/south thoroughfare linking Chicago and Milwaukee. Gurnee Mills is clearly visible from Interstate 94 and is situated directly across from Six Flags Great America, one of the largest amusement parks in the Midwest. We own 100% of Gurnee Mills.

        Ontario Mills - Ontario, California. Ontario Mills opened in 1996 and contains approximately 1.3 million square feet of gross leasable area comprised of approximately 800,000 square feet of anchor space and approximately 500,000 square feet of specialty store space. We have plans to expand the project to a total of 1.7 million square feet upon full build out. Ontario Mills currently has 18 anchors, including: Off 5th by Saks Fifth Avenue, Dave & Busters, J.C. Penney Outlet, Burlington Coat Factory, The Sports Authority, Marshalls, Bed, Bath & Beyond, Mikasa, Off Rodeo Drive, T.J. Maxx, AMC Theatres, Virgin Megastore, Group USA, Foozles, Totally 4 Kids, American Wilderness Experience, Sega Gameworks and Rainforest Cafe. Ontario Mills is located at the intersection of Interstate 10 and Interstate 15 in the heart of the Riverside/San Bernardino area known as the "Inland Empire." Ontario Mills serves the Los Angeles/Orange County metropolitan market. Net construction costs at completion are estimated at $174 million.

        Ontario Mills is owned by a limited partnership among us, with a 50% interest, Kan Am, with a 25% interest, and Simon Property, with a 25% interest. Kan Am has agreed to contribute 50% of the initial required equity capital. We and Simon Property are responsible for the balance of the initial required equity capital on a pro rata basis. We, Simon Property and Kan Am each will receive a 9% preferred return on our equity, and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have the right to manage the development, property management and leasing of the Ontario Mills project, subject to the other joint venture partners' approval of specified major decisions, including sale or refinancing of the project and approval of an annual budget.

        At specified times following the fifth anniversary of the project's opening, either we and Simon Property together or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we and Simon Property can require Kan Am to sell to us Kan Am's entire interest in the partnership. Also pursuant to the buy-sell provision, Kan Am can require us and Simon Property to acquire Kan Am's entire interest in the partnership.

        Grapevine Mills - Grapevine, Texas. Grapevine Mills opened in 1997 and contains approximately 1.3 million square feet of gross leasable area comprised of approximately 700,000 square feet of anchor space and approximately 550,000 square feet of specialty store space. We have plans to expand the project to a total of 1.6 million square feet upon full build out. Grapevine Mills currently has 14 anchors, including: Off 5th by Saks Fifth Avenue, Burlington Coat Factory, Bed, Bath & Beyond, Group USA, Rainforest Cafe, Books-A-Million, Sega Gameworks and Virgin Megastore. Grapevine Mills is located on a 175-acre site located at the interchange of Highway 121 and International Parkway, two miles north of the Dallas/Fort Worth Airport in Grapevine, Texas. Grapevine Mills is approximately 19 miles northeast of downtown Fort Worth and serves the Dallas/Fort Worth metropolitan area.

        Grapevine Mills is owned by a limited partnership among us, with a 37.5% interest, Simon Property, with a 37.5% interest, and Kan Am, with a 25% interest. Kan Am has agreed to contribute 50% of the initial required equity capital. We and Simon Property are responsible for the balance of the initial required equity capital on a pro rata basis. We, Simon Property and Kan Am each will receive a 9% preferred return on our equity, and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have the right to manage the development, property management and leasing of the Grapevine Mills project, subject to the joint venture partners' approval of specified major decisions, such as changes to the plan of development, the annual operating budget for the project and any proposed sale or refinancing.

        At specified times following the tenth anniversary of the project's opening, either we and Simon Property together or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we and Simon Property can require Kan Am to sell to us, for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property at Kan Am's election, Kan Am's entire interest in the partnership. Also pursuant to the buy-sell provision, Kan Am can require us and Simon Property to acquire, for cash or limited partnership units of the

Operating Partnership and limited partnership units of Simon Property at our and Simon Property's election, Kan Am's entire interest in the partnership.

        Arizona Mills - Tempe, Arizona. Arizona Mills opened in November 1997 and contains approximately 1.2 million square feet of gross leasable area comprised of approximately 680,000 square feet of anchor space and approximately 530,000 square feet of specialty store space. Arizona Mills currently has 14 anchors, including: Burlington Coat Factory, Off 5th by Saks Fifth Avenue, Oshman's, Harkins Cinema, J.C. Penney, Rainforest Cafe, Group USA, Hi-Health, Virgin Megastore and Sega Gameworks. The project is located on a 115-acre site located 20 minutes from downtown Phoenix, at the intersection of Interstate 10 and Superstition Freeway (Highway 60).

        Arizona Mills is owned by a limited liability company owned by us, with a 36.8% interest, Taubman Realty, with a 36.8% interest, and Simon Property, with a 26.4% interest. All joint venture partners are obligated to contribute required equity capital on a pro rata basis. We have the right to manage the development, property management and leasing services of the Arizona Mills project, subject to the other joint venture partners' approval of specified major decisions, including sale or refinancing of the project and approval of an annual budget.

        At specified times following the fifth anniversary of the project's opening or, if later, the date that 90% of the project has been leased, if the joint venture partners are unable to agree upon specified major decisions, any joint venture partner can cause the project to be sold pursuant to specified procedures.

        The Block at Orange - Orange, California. The Block at Orange opened in November 1998, with approximately 0.6 million square feet of gross leasable area comprised of approximately 360,000 square feet of anchor space and approximately 280,000 square feet of specialty store space. We have plans to expand the project to a total of 0.8 million square feet upon full build out. The Block at Orange currently has nine anchors, including: Borders Books and Music, Vans, Virgin Megastore, Off 5th by Saks Fifth Avenue, Ron Jon Surf Shop, Gameworks, AMC Theatres, Dave & Busters and Hilo Hattie, and has two additional anchor store commitments. The Block at Orange is located on an 85-acre site located at the intersection of the Santa Ana Freeway (I-10), the Garden Grove Freeway and Orange Freeway (Highway 57) in the City of Orange, California, three miles from Disneyland.

        The Block at Orange project is owned by a limited partnership between us, with a 50% interest, and Kan Am, with a 50% interest. Kan Am has committed to fund up to $60 million (which represents 100% of the estimated equity requirements for this project). Kan Am will receive a 9% preferred return on its equity until such time as permanent financing is secured for the project. We have guaranteed Kan Am's receipt of this preferred return. After permanent financing is secured, we and Kan Am each will receive a 9% preferred return on our equity, and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have the right to manage the development, property management and leasing services for the project, subject to the approval of Kan Am for specified major decisions, including the sale or refinancing of the project and approval of an annual budget.

        At specified times following the tenth anniversary of the project's opening, either we or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we can require Kan Am to sell to us, for cash or limited partnership units of the Operating Partnership at Kan Am's election, Kan Am's entire interest in the partnership. Also pursuant to the buy-sell provision, Kan Am can require us to acquire, for cash or limited partnership units of the Operating Partnership at our election, Kan Am's entire interest in the partnership.

THE COMMUNITY CENTERS

       The eleven Community Centers contain a total of approximately 2.2 million square feet of gross leasable area and are located in Florida, Georgia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. The Community Centers are open-air shopping centers containing traditional shopping center tenants, such as grocery, drug, video and greeting card stores, as well as a strong concentration of national value retailers. Anchor tenants of the Community Centers include Giant Food, Krogers, Marshalls, Safeway, T.J. Maxx, Walgreens, Wal-Mart and Bed, Bath & Beyond.

                                COMMUNITY CENTERS

The following table sets forth certain information with respect to the Community Centers as of December 31, 1998:



                                                     GROSS LEASABLE AREA
                                                         (SQ. FT.)                                   PERCENT LEASED (2)
                       YEAR            LAND      --------------------------         TOTAL          -----------------------
                    COMPLETED/         AREA        ANCHOR        SPECIALTY          GROSS           ANCHOR       SPECIALTY
   PROPERTY          EXPANDED        (ACRES)      STORES(1)        STORES       LEASABLE AREA       STORES         STORES
   --------          --------        -------      ---------        ------       -------------       -------        -------


West Falls Church
Outlet Center          1982             7            40,081          47,743          87,824             100%         95%

Butterfield            1983             9            41,933          72,677         114,610             100%         86%
Plaza

Montgomery             1983             11           36,405          80,986         117,391             100%         90%
Village

Western Hills          1983             36          314,516         134,980         449,496              91%         95%
Plaza

Crosswinds             1984             11          120,975          23,298         144,273             100%        100%
Center

Germantown             1986             20           46,756         130,341         177,097             100%         93%
Commons

Fashion                1987             13           73,258          74,692         147,950             100%         77%
Place

Gwinnett               1987             18           97,547          97,172         194,719             100%         91%
Marketfair

Mount                  1987             34          172,595         126,005         298,600             100%         97%
Prospect Plaza

Cooper's               1994             20          158,556          14,953         173,509             100%        100%
Plaza

Liberty                1994             36          262,747          52,286         315,033             100%         57%
Plaza                                  -----      ---------         -------       ---------


Totals/Weighted
    Averages                           215        1,365,369         855,133       2,220,502              98%         90%
                                       ====       =========         =======       =========




                                                                                                                   1998
                                                                                                             SALES PER SQ. FT.
                     TOTAL         ANNUALIZED        NUMBER                                               ------------------------
                    PERCENT           BASE             OF                                                 ANCHOR         SPECIALTY
   PROPERTY         LEASED           RENT(3)         STORES                ANCHOR STORE TENANTS           STORES          STORES
   --------         ------           -------         ------                --------------------           ------          ------


West Falls Church       97%     $        840,762       18         Safeway Marketplace                  $      435     $        144
Outlet Center

Butterfield             91%            1,371,044       17         Arvey Paper & Office, Kids R Us             130              215
Plaza

Montgomery              93%            1,427,930       22         Safeway Marketplace                         427              154
Village

Western Hills           92%            2,724,227       38         Krogers, Staples, McAlpin's, and            270              218
Plaza                                                             Media Play

Crosswinds             100%            1,064,841       14         Bed, Bath & Beyond, Marshalls and           206              227
Center                                                            Scotty's

Germantown              95%            2,120,431       33         Giant Food                                  529              153
Commons

Fashion                 88%              992,246       16         Staples, Superpetz and TJ Maxx              168              123
Place

Gwinnett                96%            1,995,658       29         A&P, Marshalls and TJ Maxx                  174              206
Marketfair

Mount                   99%            2,201,962       32         Dominicks, Marshalls, TJ Maxx and           219              163
Prospect Plaza                                                    Walgreens

Cooper's               100%            1,656,887        4         Marshalls, Pathmark and Service             116              126
Plaza                                                             Merchandise

Liberty                 93%            2,434,614        9         Dick's Sporting Goods, Service              199              137
Plaza                                -----------       ---        Merchandise and Wal-Mart

Totals/Weighted
    Averages            95%          $18,830,602       232                                                   $245             $175
                                     ===========       ===

------------------------------

(1) Anchor stores includes all stores occupying more than 20,000 square feet.
(2) Percent leased is defined as all space leased and for which rent was being paid as of December 31, 1998, excluding tenants with leases having a term of less than one year.
(3) Annualized base rent is the base rent payable in December 1998 multiplied by 12.

                                OPERATING TRENDS


The following table sets forth, for the last five years, certain information regarding operating trends with respect to the Community Centers as of December 31, 1998:




                                                               MINIMUM RENT PLUS PERCENTAGE RENTS
                                        -----------------------------------------------------------------------------------
                          AVERAGE                    TOTAL STORES                                ANCHOR STORES
                          PERCENT       ----------------------------------------     --------------------------------------
                         LEASED (1)            TOTAL             PER SQ. FT.                TOTAL            PER SQ. FT.
                        ----------      ------------------   -------------------     -----------------   ------------------
COMMUNITY CENTERS

1998                      91%            $     18,396,101     $         9.19          $     8,473,402     $         6.66

1997                      87                   17,853,568               9.33                8,223,866               6.76

1996                      93                   18,492,347               9.08                8,956,215               6.74

1995                      90                   17,933,643               9.03                8,692,927               6.78

1994                      91                   16,991,532               9.30                7,470,611               7.02





                           MINIMUM RENT PLUS PERCENTAGE RENTS
                        ---------------------------------------
                                   SPECIALTY STORES
                        ---------------------------------------
                                TOTAL            PER SQ. FT.
                        -------------------   -----------------
COMMUNITY CENTERS

1998                     $     9,922,699       $      13.60

1997                           9,629,702              13.84

1996                           9,536,132              13.49

1995                           9,240,716              13.13

1994                           9,520,921              12.49

-----------------

(1) Average percent leased is defined as total average space leased and for which rent was paid excluding tenants with leases having a term of less than one year.

CAPITAL EXPENDITURES

            The following tables set forth certain information regarding capital expenditures for the Mills and the Community Centers combined for each of the last three years and a 3-year average, the existing Mills (Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills and Arizona Mills) for each of the last three years and a 3-year average, and the Community Centers for each of the last three years and a 3-year average. Only 1998 data is available for Ontario Mills, Grapevine Mills and Arizona Mills.

 CAPITAL EXPENDITURES - EXISTING MILLS AND EXISTING COMMUNITY CENTERS COMBINED

The following table sets forth certain information regarding capital expenditures for the existing Mills and the Community Centers combined:

                                                                      YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                               1998                          1997
                                                               ----                          ----

RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                  $         1,453,123           $          435,742

Per Square Foot (2)                                                   0.12                         0.05

RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                  $         5,467,329           $        5,143,206

Per Square Foot Improved (4)                                          7.85                        11.90
Per Square Foot (2)                                                   0.46                         0.62

TOTAL RECURRING COSTS

Costs                                                  $         6,920,452           $        5,578,948
Per Square Foot (2)                                                   0.58                         0.67

NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                  $        18,911,845    (7)    $       41,571,485    (7)

Per Square Foot Improved (5)                                         71.68                        73.69
Per Square Foot (2)                                                   1.58                         5.03

WORK IN PROCESS (6)

Costs                                                  $         8,447,326           $        4,703,992

Per Square Foot Improved (8)                                         25.99                        14.59


                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------          3 - YEAR
                                                               1996                       AVERAGE
                                                               ----                       -------

RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                  $         328,974           $           739,280

Per Square Foot (2)                                                 0.04                          0.07

RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                  $       4,228,743           $         4,946,426

Per Square Foot Improved (4)                                       12.71                         10.82
Per Square Foot (2)                                                 0.52                          0.53

TOTAL RECURRING COSTS

Costs                                                  $       4,557,717           $         5,685,706
Per Square Foot (2)                                                 0.56                          0.60

NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                  $       8,079,220           $        22,854,183

Per Square Foot Improved (5)                                       44.93                         63.43
Per Square Foot (2)                                                 0.99                          2.53

WORK IN PROCESS (6)

Costs                                                                 --           $         4,383,772

Per Square Foot Improved (8)                                          --                         13.53

------------------

(1) Recurring non-tenant capital expenditures include expenditures that are not tenant related nor recoverable from tenants.

(2) Includes annual costs divided by total gross leasable area (excluding space owned by certain store tenants) of our properties.

(3) Tenant Improvements/Leasing costs include tenant specific costs including tenant improvements, tenant allowances and capitalized internal leasing costs.

(4) Calculated as recurring tenant improvements/leasing costs divided by gross leasable area of all recurring store openings (including spaces requiring no expenditures).

(5) Calculated as non-recurring tenant improvements/leasing costs divided by gross leasable area of all non-recurring store openings.

(6) Work in process will be shown as recurring or non-recurring in the year that the work is completed.

(7) Includes expansion costs at Franklin Mills and Gurnee Mills and non-recurring remerchandising costs. Excludes costs relating to the Sawgrass Phase III expansion.

(8) Calculated as work in process divided by gross leasable area of all space with work in process.

                     CAPITAL EXPENDITURES - EXISTING MILLS

The following table sets forth certain information regarding capital expenditures for the existing Mills (Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills and Arizona Mills). Only 1998 data is available for Ontario Mills, Grapevine Mills and Arizona Mills.


                                                                     YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                               1998                          1997
                                                               ----                          ----

RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                  $          949,095            $         388,003

Per Square Foot (2)                                                  0.10                         0.06


RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                  $        4,274,398            $       4,518,073

Per Square Foot Improved (4)                                         8.53                        13.35
Per Square Foot (2)                                                  0.44                         0.75

TOTAL RECURRING COSTS

Costs                                                  $        5,223,493            $       4,906,076
Per Square Foot (2)                                                  0.54                         0.81


NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                  $       18,175,677     (7)    $      41,010,815    (7)

Per Square Foot Improved (5)                                        96.48                        78.37
Per Square Foot (2)                                                  1.86                         6.77


WORK IN PROCESS (6)

Costs                                                  $        6,779,660            $       3,989,739
Per Square Foot Improved (8)                                        38.45                        31.27






                                                            YEAR ENDED DECEMBER 31,
                                                          --------------------------         3 - YEAR
                                                                    1996                     AVERAGE
                                                                    ----                     -------

RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                       $         246,522          $         527,873

Per Square Foot (2)                                                      0.04                       0.07


RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                       $       3,549,312          $       4,113,928

Per Square Foot Improved (4)                                            12.94                      11.61
Per Square Foot (2)                                                      0.60                       0.60

TOTAL RECURRING COSTS

Costs                                                       $       3,795,834          $       4,641,801
Per Square Foot (2)                                                      0.64                       0.66


NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                       $       7,746,906          $      22,311,133

Per Square Foot Improved (5)                                            50.00                      74.95
Per Square Foot (2)                                                      1.30                       3.31


WORK IN PROCESS (6)

Costs                                                                                  $       3,589,800
Per Square Foot Improved (8)                                               --                      23.24


-------------------------

(1) Recurring non-tenant capital expenditures include expenditures that are not tenant related nor recoverable from tenants.

(2) Includes annual costs divided by total gross leasable area (excluding space owned by certain store tenants) of our properties.

(3) Tenant improvements/leasing costs include tenant specific costs including tenant improvements, tenant allowances and capitalized internal leasing costs.

(4) Calculated as recurring tenant improvements/leasing costs divided by gross leasable area of all recurring store openings (including spaces requiring no expenditures).

(5) Calculated as non-recurring tenant improvements/leasing costs divided by gross leasable area of all non-recurring store openings.

(6) Work in process will be shown as recurring or non-recurring in the year that the work is completed.

(7) Includes expansion costs at Franklin Mills and Gurnee Mills. Excludes cost relating to Sawgrass Phase III expansion.

(8) Calculated as work in process divided by gross leasable area of all space with work in process.

                    CAPITAL EXPENDITURES - COMMUNITY CENTERS

The following table sets forth certain information regarding capital expenditures for the Community Centers:

                                                                      YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                                 1998                        1997
                                                                 ----                        ----

RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                     $            504,028         $           47,739

Per Square Foot (2)                                                       0.23                       0.02


RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                     $          1,192,931         $          625,133

Per Square Foot Improved (4)                                              6.10                       6.68
Per Square Foot (1)                                                       0.54                       0.28

TOTAL RECURRING COSTS

Costs                                                     $          1,696,959         $          672,872
Per Square Foot (2)                                                       0.77                       0.31


NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                     $            736,168         $          560,670

Per Square Foot Improved (5)                                              9.76                      13.73
Per Square Foot (2)                                                       0.33                       0.25

WORK IN PROCESS (6)

Costs                                                     $          1,667,666         $          714,253
Per Square Foot Improved (7)                                             11.22                       3.66

                                                             YEAR ENDED DECEMBER 31,
                                                            ------------------------          3 - YEAR
                                                                      1996                     AVERAGE
                                                                      ----                     -------

RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                          $         82,452        $         211,406

Per Square Foot (2)                                                        0.04                     0.10


RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                          $        679,431        $         832,498

Per Square Foot Improved (4)                                              15.06                     9.28
Per Square Foot (1)                                                        0.31                     0.38

TOTAL RECURRING COSTS

Costs                                                          $        761,883              $ 1,043,905
Per Square Foot (2)                                                        0.35                     0.48


NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                          $        332,314              $   543,051

Per Square Foot Improved (5)                                              13.35                    12.28
Per Square Foot (2)                                                        0.15                     0.24

WORK IN PROCESS (6)

Costs                                                                        --        $         793,973
Per Square Foot Improved (7)                                                 --                     4.96

-----------------

(1) Recurring non-tenant capital expenditures include expenditures that are not tenant related nor recoverable from tenants.

(2) Includes annual costs divided by total gross leasable area (excluding space owned by certain store tenants) of the Community Centers.

(3) Tenant improvements/leasing costs include tenant specific costs including tenant improvements, tenant allowances and capitalized internal leasing costs.

(4) Calculated as recurring tenant improvements/leasing costs divided by gross leasable area of all recurring store openings (including spaces requiring no expenditures).

(5) Calculated as non-recurring tenant improvements/leasing costs divided by gross leasable area of all non-recurring store openings.

(6) Work in process will be shown as recurring or non-recurring in the year that the work is completed.

(7) Calculated as work in process divided by gross leasable area of all space with work in process.

                             THE MILLS CORPORATION
                SUMMARY OF OUTSTANDING CONSOLIDATED INDEBTEDNESS

                             (DOLLARS IN THOUSANDS)

                            AS OF DECEMBER 31, 1998

As of December 31, 1998, the Company had outstanding consolidated indebtedness in an aggregate amount of approximately $782.2 million (excluding its pro rata share of unconsolidated joint venture debt) as set forth below.


                                    Principal           Interest           Annual                 Maturity
                  Mortgage/Loan      Balance            Rate Type       Interest Rate               Date
               -------------------   -------            ---------       -------------               ----
                                     (000's)                               (000's)
Potomac Mills/Gurnee Mills:

                 Tranche A              $206,022          Fixed                     6.905%         12/17/26 (1)
                 Tranche B                27,000          Fixed                     7.021%         12/17/26 (1)
                 Tranche C                15,000          Fixed                     7.235%         12/17/26 (1)
                 Tranche D                30,000          Fixed                     7.701%         12/17/26 (1)
Franklin Mills and Liberty Plaza

                 Tranche A               108,561          Fixed                     7.882%           6/1/27 (3)
                 Mortgage Loan            19,764          Fixed                     7.440%           6/1/27 (3)
                 Mortgage Loan            12,973          Fixed                     6.220%           6/1/27 (3)
Sawgrass Mills:

                 Tranche A               115,000          Fixed                     6.450%          1/18/01
                 Tranche B                10,000    Variable with cap     85 bp over LIBOR (6)      1/18/01
                 Tranche C                20,000    Variable with cap    230 bp over LIBOR (6)      1/18/01

Sawgrass Mills - Phase II:                18,000          Fixed                     6.970%          1/18/01
Western Hills:                            14,949          Fixed                     7.675%           1/1/99 (18)
Nine Community Centers:                   66,833          Fixed                     7.160%          1/31/01
Concord Mills Residual III:                6,229        Variable         200 bp over LIBOR         12/31/00
                                   --------------
Total Property Mortgages                 670,331
                                   --------------
Other Loans
Corporate Miscellaneous:                     751          Fixed                     8.250%         10/31/00
Corporate Miscellaneous:                   2,400          Fixed                     6.200%          7/15/99
Corporate Line of Credit:                 89,000        Variable         140 bp over LIBOR           4/1/00
Corporate Miscellaneous:                  15,000        Variable         125 bp over LIBOR          1/18/00
Sawgrass Residual:                         4,700        Variable         165 bp over LIBOR          1/18/01
                                   --------------
                      Total             $782,182
                                   ==============


                                                     Earliest day       Recourse to
                                       Annual        at which debt       Company or
                  Mortgage/Loan       Interest       can be repaid      Op. Ptnrshp
               -------------------    --------       -------------      -----------
                                      (000's)
Potomac Mills/Gurnee Mills:

                 Tranche A             $14,225                (2)            0%
                 Tranche B               1,896                (2)            0%
                 Tranche C               1,085                (2)            0%
                 Tranche D               2,310                (2)            0%
Franklin Mills and Liberty Plaza

                 Tranche A               8,557                (4)            0%
                 Mortgage Loan           1,470                (4)            0%
                 Mortgage Loan             807                (4)
Sawgrass Mills:

                 Tranche A               7,418                (5)            0%
                 Tranche B                 649 (7)            (5)            0%
                 Tranche C               1,588 (7)            (5)            0%

Sawgrass Mills - Phase II:               1,255                (8)            0%  (15)
Western Hills:                           1,147            (9), (16)          0%
Nine Community Centers:                  4,785           (10), (16)          0%
Concord Mills Residual III:                476              (17)            100%
                                   ------------
Total Propety Mortgages                 47,668
                                   ------------
Other Loans
Corporate Miscellaneous:                    62                (12)           0%
Corporate Miscellaneous:                   149              (12)             0%
Corporate Line of Credit:                6,266            (8), (11)         100%
Corporate Miscellaneous:                 1,034              (14)            100%
Sawgrass Residual:                         343              (13)             0%
                                   ------------
                      Total            $55,522
                                   ============

(1) This indebtedness is a 30 year amortizing loan with an anticipated balloon repayment on December 18, 2003. In the event the mortgage loan is not repaid by the anticipated balloon repayment date, the annual interest rate for each tranche will be increased by 2% per annum in excess of the stated interest rate. In addition, excess cash flow available after payment of the increased interest rate and scheduled amortization will be used to reduce the principal balance of the loan. Principal repayments are based on the scheduled amortization, assuming a 7% mortgage interest rate, over a 30 year period, with the monthly amortization payments being applied sequentially, beginning with Tranche A to reduce the principal balance.

(2) Optional payments of principal are not permitted prior to December 17, 1999. After such date, prepayments, in whole or in part, are permitted upon at least 15 days notice. In addition, the Company is required to pay a prepayment penalty equal to the greater of (i) 1% of the remaining principal balance or (ii) a yield preservation payment. Generally, yield preservation payments are intended to compensate the lender for the total amount of interest it would have earned on the indebtedness but for the repayment, less the amount of interest that the lender could earn if it invested the repayment amount in United States Treasury obligations or other similar securities from the date of the repayment through the maturity date of the indebtedness.

(3) This indebtedness is a 30 year amortizing loan with an anticipated balloon repayment on May 5, 2007. In the event the mortgage loan is not repaid by the anticipated balloon repayment date, the annual interest rate will be increased by 5% per annum in excess of the stated interest rate. In addition, excess cash flow available after payment of the increased interest rate and scheduled amortization will be used to reduce the principal balance of the loan.

(4) This indebtedness may be prepaid, without a prepayment penalty, beginning 180 days prior to May 5, 2007. Prior to that date, there is no right to prepay the indebtedness, except that $12.5 million of the principal balance, which has been allocated to the Liberty Plaza shopping center, may be defeased through the establishment of defeasance collateral (which may include government or agency securities that have the full faith and credit of the United States government).

(5) Optional payments of principal on Tranche A of this indebtedness are not permitted prior to June 20, 2000 other than in connection with certain casualty or condemnation events occurring with respect to Sawgrass Mills. On and after such date, Tranche A may be prepaid in full, but not in part, without any prepayment penalty. Optional prepayments of Tranches B and C of the indebtedness may be made, in whole or in part, at any time without any prepayment penalty, but only if payments of interest are current with respect to each outstanding Tranche and an event of default is not then continuing.

(6) The loan agreement provides for a cap on LIBOR at 14% for the life of the loan.

(7) Calculated using 30-day LIBOR at 5.6406%, which was the rate at December 31, 1998.

(8)   Prepayable, in whole or in part, at any time without prepayment penalty.

(9)   This indebtedness may be prepaid, in whole or in part, upon 30 days
      notice to the lender and the payment of a prepayment penalty.   The
      penalty percentage due on prepayment is 1.5% of the outstanding principal. During the last three months of its term, the indebtedness may be prepaid without penalty.

(10) Prepayable, in whole or in part, at any time, upon 60 days prior notice to the lender. The Company is required to pay a prepayment penalty, which would equal to the greater of (i) 1% of the principal balance, or (ii) a yield preservation payment.

(11) The total commitment under the Line of Credit is $100,000. Funds are available subject to certain performance measures and restrictive covenants. This loan bears interest at a variable rate ranging from 100 bp to 165 bp over LIBOR subject to certain leverage tests (LIBOR + 140 bp at 12/31/98). The line of credit matures April 1, 2000 with a one-year option to extend.

(12) Primarily corporate debt with maturities under one year. Prepayable, in whole or in part, at any time without prepayment penalty.

(13) Prepayable, in whole or in part, at any time, upon 3 days prior notice to lender without prepayment penalty.

(14) Prepayable, in whole or in part, at any time, upon 5 days prior notice to lender without prepayment penalty.

(15) Principal is guaranteed by the Company if the Phase II project fails to achieve a DSC ratio of 1.35 and a debt yield of 12.5%. As of December 31, 1998, the guaranteed amount was 0%.

(16) On January 27, 1999, the loans were repaid with the proceeds of a new $112,500 permanent loan. The new indebtedness is a 30 year amortizing loan with an anticipated balloon repayment date of February 1, 2009. Interest will accrue at a fixed rate of 7.30%.. In the event the mortgage is not repaid by the anticipated balloon repayment date, the interest rate will be the greater of (i) the loan interest rate plus 2% or (ii) the yield calculated by linear interpolation of the yields of noncallable United States Treasury obligations with terms (one longer and one shorter) most nearly approximating the period from such date of determination to the anticipated repayment date.

(17) The total commitment under this loan is $9,000. Funds are available subject to certain performance measures and restrictive covenants. Interest accrues at 200 bp over LIBOR. The indebtedness matures on December 31, 2000.

(18)  In December 1998, the Company received a three month extension to 4/1/99.

                             THE MILLS CORPORATION

        SUMMARY OF OUTSTANDING UNCONSOLIDATED JOINT VENTURE INDEBTEDNESS

                             (DOLLARS IN THOUSANDS)

                            AS OF DECEMBER 31, 1998

As of December 31, 1998, the unconsolidated joint ventures had outstanding indebtedness in an aggregate amount of approximately $583.3 million as set forth below.


                        Principal       Total       Interest            Annual                 Maturity        Annual
 Mortgage/Loan           Balance     Commitment    Rate Type         Interest Rate               Date         Interest
----------------         -------     ----------    ---------         -------------               ----         --------
                         (000's)                                        (000's)                               (000's)
Arizona Mills            $140,984       $145,000    Variable    130 bp over LIBOR (4),(5)   2/1/02              $  9,785

Grapevine Mills           155,000        155,000     Fixed      6.465%                      9/1/32   (8)          10,021

Ontario Mills             144,902        145,000     Fixed      6.75%                       12/1/28  (9)           9,781

The Block at Orange       105,840        136,000    Variable    165 bp over LIBOR (6)       1/22/02                7,716 (4)

Sawgrass Phase III         12,319         44,000    Variable    165 bp over LIBOR (7)       1/18/01                  898 (4)

Concord Mills              24,250        199,000    Variable    135 bp over LIBOR           12/2/01                1,695
                       -----------  -------------                                                           -------------
Total                    $583,295       $824,000                                                                 $39,896
`                      ===========  =============                                                            ============
                         Earliest day     Recourse to
                         at which debt     Company or
 Mortgage/Loan           can be repaid    Op. Ptnrshp
----------------         -------------    -----------
Arizona Mills                    (1)          9.2%    (10)

Grapevine Mills                  (2)          3.2%    (11)

Ontario Mills                    (3)          0.0%

The Block at Orange              (3)         100.0%   (12)

Sawgrass Phase III               (1)         100.0%   (13)

Concord Mills                    (2)         50.0%    (14)

Total


(1) This indebtedness may be prepaid, in whole or in part, upon 5 business days notice to the Administrative Agent, be in principal amount of not less than $1 million and an integral multiple of $100,000, and each prepayment under this shall include all interest accrued on the amount of principal prepaid (and all late charges and other sums that may be payable) through the date of prepayment.

(2) This indebtedness may be prepaid, in whole or in part, upon 3 business days notice to the Administrative Agent.

(3) The Company shall have the right to make prepayments of the loan, without penalty, and a late charge, as the case may be, folllwing the occurrence of an Event of Default under any of the Loan Documents, in whole or in part, upon not less than 5 business days prior written notice to lender. No prepayment of all or part of the loan, including any mandatory prepayment of the Loan made as a result of an acceleration of the loan or pursuant to the immediately preceding sentence, shall be permitted unless same is made together with the payment of all interest accrued on the loan though the date of prepayment and an amount equal to all Breakage Costs and reasonable, out-of-pocket attorneys' fees and disbursements incurred by Lender and any participants in good faith as a result of the prepayment.

(4) Calculated using 30-day LIBOR at 5.6406%, which was the rate at December 31, 1998.

(5) The Applicable Margin may be reduced to 115 basis points if the Company receives a private letter bank loan rating equal to or better than "A-".

(6) Interest Rate shall be LIBOR plus (a) 165 basis points until the following conditions have been satisfied: (i) the Construction Phase Completion Date has occurred, (ii) the Grand Opening Date has occurred,
        (iii) 33% of the Specialty Space has been and continues to be leased to Specialty Tenants and 55% of the Anchor Space has been and continues to be leased to Anchors, (iv) the DSC Ratio for any Calculation Period is equal to or greater than 1.00 and (v) no Event of Default is continuing. Once these conditions have been satisfied the Interest Rate shall be LIBOR plus 150 bp. A further reduction to LIBOR plus 135 bp shall occur once the DSC Ratio for any period is equal to or greater than 1.25. Interest Rate will reduce to LIBOR plus 125 bp when the DSC Ratio for any period is equal to or greater than 1.40.

        Interest Rate will reduce to LIBOR plus 115 bp when the DSC Ratio for any period is equal to or greater than 1.50.

(7) Interest Rate shall be LIBOR plus (a) 165 basis points until the following conditions have been satisfied: (i) the Construction Phase Completion Date has occurred and the project has achieved a DSC ratio of 1.00, the interest rate shall be LIBOR plus 150 bp; (ii) the project has achieved a DSC ratio of 1.30 and a debt yield of 12.0% for a minimum of three months, the interest rate shall be LIBOR plus 125 bp; (iii) the project has achieved a DSC ratio of 1.35 and a debt yield of 12.5% for a subsequent three months, the interest rate will be LIBOR plus 110 bp.

(8) This indebtedness is a 30 year amortizing loan with an anticipated repayment date on October 1, 2008. The loan has an interest only period through September 1, 2002. In the event the mortgage loan is not repaid by the anticipated balloon repayment date, the annual interest rate will be the greater of (i) the loan interest rate plus 2% or (ii) the yield calculated by linear interpolation of the yields of noncallable United States Treasury obligations with terms (one longer and one shorter) most nearly approximating the period from such date of determination to the anticipated repayment date.

(9) This indebtedness is a 30 year amortizing loan with an anticipated repayment date on December 1, 2008. In the event the mortgage loan is not repaid by the anticipated balloon repayment date, the annual interest rate will be the greater of (i) the loan interest rate plus 5% or (ii) the Treasury Rate plus 5%.

(10) Principal is guaranteed on a several basis by each partner (the Company's share is 36.8%) reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of Loan Amount; (ii) upon completion of construction, opening and achieving $16,000 of "In-Place Minimum Rent," the Guaranteed Amount will reduce to 50%; (iii) upon achieving a 13.5% "Debt Yield," ("Debt Yield" is defined as EBITDA to total loan commitment) the Guaranteed Amount will reduce to 25% of the Loan Amount; (iv) upon achieving a 15% "Debt Yield," the Guaranteed Amount will reduce to 15% of the Loan Amount; and (v) upon achieving a 17% Debt Yield and an appraised value indicating a loan to value ratio of no greater than 55%, the Guaranteed Amount will reduce to $0. As of December 31, 1998, the Company's share of the Guaranteed Amount was reduced from 36.8% to 9.2% according to the above formula.

(11) The Company and Simon Property (Texas) Group, L.P. have each guaranteed $5,000 on this loan (3.2%). The guarantee terminates when the debt service coverage for any twelve consecutive months is equal to or exceeds 1.5 to 1.0.

(12) Principal is guaranteed by the Company, reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of Loan Amount; (ii) upon construction completion, grand opening and a Debt Service Coverage ratio of 1.00 the Guaranteed Amount will reduce to 50%; (iii) upon achieving a DSC Ratio of 1.25 the Guaranteed Amount will reduce to 25%;
        (iv) upon achieving a DSC Ratio of 1.40 the Guaranteed Amount will reduce to 10%; and (v) upon achieving a DSC Ratio of 1.50 the Guaranteed Amount will reduce to 0%.

(13) Principal is guaranteed by the Company, reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of Loan Amount; (ii) upon achieving a DSC Ratio of 1.35 and a debt yield of 12.5% will reduce to 0%.

(14) The loan commitment has a term of three years with two one-year extension options. The interest rate will be LIBOR plus 135 basis points until completion and occupancy requirements are met. Once achieved, the interest rate will be LIBOR plus 120 basis points. The interest rate can be further reduced to LIBOR plus 110 basis points when the project achieves a debt service coverage for three months of
        1.35. The new loan is guaranteed severally by the Company (50%) and Simon Property Group, L.P. (50%) and can be reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of loan amount; (ii) 50% upon achieving completion and occupancy requirements; (iii) 35% upon achieving a DSC ratio of 1.20 for three consecutive months; (iv) 20% upon achieving a DSC ratio of 1.35 for three consecutive months subsequent to the prior condition.

INCOME PRODUCING PROPERTY - FEDERAL INCOME TAX BASIS

            The following table sets forth certain information regarding federal income tax basis and depreciation of income producing property for the Mills (including Ontario Mills, Grapevine Mills and Arizona Mills, which are unconsolidated joint ventures) and The Block at Orange, which is an unconsolidated joint venture, as of December 31, 1998:


                         LAND                    LAND IMPROVEMENTS                                   BUILDING
                         ----                    -----------------                                   --------
                     FEDERAL TAX      FEDERAL TAX           DEPRECIATION                  FEDERAL TAX        DEPRECIATION
                        BASIS            BASIS           METHOD LIFE (YRS)                   BASIS         METHOD LIFE (YRS)
                   --------------------------------------------------------------------------------------------------------------

   Franklin Mills          $ 28,465         $ 6,289          MACRS      15                  $150,400          MACRS       39

     Gurnee Mills            18,456          16,394          MACRS      15                   162,543          MACRS     31.5,39

                                                             MACRS      15                                    MACRS     31.5,39
    Potomac Mills            15,908          27,194           ACRS     15,18                 115,093           ACRS      15,18

   Sawgrass Mills            17,195           8,348          MACRS      15                   161,916          MACRS       39

    Ontario Mills             7,264          10,643          MACRS      15                   121,118          MACRS       39

  Grapevine Mills            18,249           5,774          MACRS      15                   108,504          MACRS       39

    Arizona Mills            23,877             615          MACRS      15                   132,974          MACRS       39

     The Block at
           Orange            23,264           8,935          MACRS      15                    71,853          MACRS       39


                            FURNITURE, FIXTURE AND EQUIPMENT
                            --------------------------------
                       FEDERAL TAX             DEPRECIATION
                          BASIS              METHOD LIFE (YRS)
                       ----------------------------------------

   Franklin Mills              $3,284            MACRS      5,7

     Gurnee Mills               4,029            MACRS     3,5,7


    Potomac Mills               2,473            MACRS      5,7

   Sawgrass Mills               4,736            MACRS     3,5,7

    Ontario Mills               3,805            MACRS      5,7

  Grapevine Mills               4,086            MACRS      5,7

    Arizona Mills               1,980            MACRS     3,5,7

     The Block at
           Orange               7,091            MACRS      5,7


ITEM 3.  LEGAL PROCEEDINGS

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

Market Information

            Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "MLS". The following table sets forth the high and low closing sale prices per share of common stock for the periods indicated as reported on the NYSE and the distributions per share paid by us with respect to the periods noted.


                                                                                    HIGH        LOW           DISTRIBUTIONS
                                                                                    ----        ---           -------------
1998
First Quarter..............................................................      $27  1/4       $23  11/16       $ .4825
Second Quarter.............................................................       26  9/16       23  3/16          .4875
Third Quarter..............................................................       27  3/16       19  3/8           .4875
Fourth Quarter.............................................................       22  1/2        18  5/8           .4875

1997:

First Quarter..............................................................      $26  1/4       $23  1/2         $ .4725
Second Quarter.............................................................       27  11/16      24  3/4           .4725
Third Quarter..............................................................       28  7/8        25  5/8           .4725
Fourth Quarter.............................................................       28             23  7/8           .4725

            The last reported closing sale price on the NYSE on March 26, 1999 was $17.3125 per share. As of March 26, 1999, there were 24,139,317 shares of our common stock outstanding, held by 895 holders of record (including
763,091 shares issued to the Operating Partnership and held in escrow to secure specific obligations pursuant to a settlement agreement with Chelsea GCA Realty and Simon Property; see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Development, Remerchandising and Expansion.").

Distributions

            We have made consecutive quarterly distributions since our initial public offering. The indicated annual distribution rate was $1.95 per share of common stock based on the fourth quarter 1998 distribution. A portion of our distribution may represent a non-taxable return of capital and/or a capital gain dividend. Approximately 40% of 1998 distributions of $1.95 per share of common stock were a non-taxable return of capital. Approximately 1% of 1998 distributions were capital gain dividends. In 1999, we increased our annual distribution rate to $2.01 per share of common stock commencing with our dividend for the first quarter of 1999 which is payable in April 1999. Our ability to make distributions depends on a number of factors, including net cash provided by operating activities, financial condition, capital commitments, debt repayment schedules and such other factors, as the Board of Directors deems relevant.

            Holders of common stock are entitled to receive distributions when, as and if declared by the Board of Directors out of any funds legally available for that purpose. As a REIT, we are required to distribute annually to our shareholders at least 95% of its "real estate investment trust taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income.

ITEM 6.  SELECTED FINANCIAL DATA

            Information with respect to Selected Financial Data is incorporated herein by reference to the information appearing in our 1998 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data."

ITEM 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Information with respect to Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to the information appearing in our 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Information with respect to Financial Statements and Supplementary Data are set forth in Item 14 of this report and are hereby incorporated by reference to the information appearing in our 1998 Annual Report to Shareholders under the caption "Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                   PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The directors and executive officers of the Company and their positions and offices as of February 28, 1999 are set forth in the following table:


NAME                                             AGE       POSITION AND OFFICES HELD
----                                             ---       -------------------------
Laurence C. Siegel...........................    46        Chairman of the Board, Chief Executive Officer and Director
Peter B. McMillan............................    51        President, Chief Operating Officer and Director
Judith S. Berson.............................    56        Executive Vice President - Specialty Leasing
James F. Dausch..............................    56        Executive Vice President - Development and Director
Kent S. Digby................................    46        Executive Vice President - Management/Marketing
Kenneth R. Parent............................    38        Executive Vice President - Finance and Chief Financial Officer
Thomas E. Frost..............................    46        Senior Vice President, General Counsel and Secretary
Thomas M. Hindert............................    45        Senior Vice President - Real Estate
Steven J. Jacobsen...........................    43        Senior Vice President - Development
Terrence W. LaPier...........................    45        Senior Vice President - International Development
Mark J. Rivers...............................    33        Senior Vice President - Anchor Leasing
James P. Whitcome............................    52        Senior Vice President - Capital Services
Dietrich von Boetticher......................    57        Vice Chairman and Director
John M. Ingram...............................    63        Vice Chairman and Director
Charles R. Black, Jr.........................    51        Director
James C. Braithwaite.........................    58        Director
The Hon. Joseph B. Gildenhorn................    69        Director
Peter A. Gordon..............................    57        Director
Harry H. Nick................................    57        Director
Franz von Perfall............................    57        Director
Robert P. Pincus.............................    52        Director
Cristina L. Rose.............................    52        Director

            Peter A. Gordon, 57, has been a director of the Company since April 1994. Since 1992, Mr. Gordon has been the general partner of Ethos Capital Management, Inc., an international investment company. From 1971 to 1992, Mr. Gordon was employed by the investment bank of Salomon Brothers where he eventually served as Managing Director of International Corporate Finance. Mr. Gordon is a member of the Audit Committee of the Board of Directors.

            Biographical summaries of the remaining directors and executive officers of the Company are included under the caption "Board of Directors" and "Executive Officers," respectively, in our proxy statement for the 1999 Annual Meeting of Shareholders and are incorporated herein by reference. Information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

            Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Compensation of Directors" and "Executive Compensation" in our proxy statement for the 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Voting Securities and Principal Holders Thereof" in our proxy statement for the 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN TRANSACTIONS WITH RELATED PARTIES

            Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Transactions" in our proxy statement for the 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS AND FORM 8-K

14(a)        LIST OF DOCUMENTS FILED AS PART OF FORM 10-K

             (1)         FINANCIAL STATEMENTS

                         Report of Independent Auditors
                         Consolidated Balance Sheets
                         Consolidated Statements of Operations
                         Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                         Notes to Consolidated Financial Statements

             (2)         FINANCIAL STATEMENTS SCHEDULES                   Page
                                                                          ----
                         Schedule III - Consolidated Real Estate and
                         Accumulated Depreciation                          F-1
                         Notes to Schedule III                             F-2

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are included in the consolidated financial statements or are inapplicable and therefore have been omitted.

             (3)         EXHIBITS

                  NUMBER  EXHIBIT
                  ------  -------
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

                   **4.3  Non-Affiliate Registration Rights and Lock-Up Agreement

                   **4.4  Affiliate Registration Rights and Lock-Up Agreement

                   *10.1  Form of Employee Non-Compete/Employment Agreements

                  ++10.2  1994 Executive Equity Incentive Plan

                  **10.3  Limited Partnership Agreement of Operating Partnership

                  NUMBER  EXHIBIT
                  ------  -------
                   *10.4  Form of Noncompetition Agreement between the Company, the Operating Partnership and each of Kan Am and the Kan Am Partnerships

                   *10.5  Form of Noncompetition Agreement with Kan Am Directors

                   *10.6  Trust and Servicing Agreement, dated as of December 1, 1993, among Sawgrass Finance L.L.C., as depositor, The First National Bank of Chicago, as servicer, and State Street Bank and Trust
                          Company, as Trustee

                   *10.7  Amended and Restated Mortgage, Security Agreement, Assignment of Lessee and Rents and
                          Fixture filing, dated as of December 1, 1993, by Sunrise Mills Limited Partnership,
                          as mortgagor, in favor of Sawgrass Finance L.L.C., as mortgagee

                   *10.8  Assignment of Leases and Rents, dated as of December 1, 1993, between Sunrise Mills Limited
                          Partnership and Sawgrass Finance L.L.C.

                   *10.9  Assignment of Note, Mortgage, and Assignment of Rents dated as of December 21, 1993, by Sawgrass Finance
                          L.L.C. in favor of State Street Bank & Trust Co.

                   *10.10 Agreement dated March 15, 1994 among Richard L. Kramer, the A.J. 1989 Trust, the Irrevocable Intervivos
                          Trust for the Benefit of the Kramer Children, the N Street Investment Trust, Equity Resources
                          Associates, Herbert S. Miller, The Mills Corporation and The Mills Limited Partnership

                  *10.11  Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers

                ***10.12  First Amendment to Trust and Servicing Agreement (Exhibit 10.7) dated as of June 1, 1995, among Sawgrass
                          Finance L.L.C., as depositor, The First National Bank of Chicago, as servicer, and State Street Bank and
                          Trust Company, as trustee.

                ***10.13  Prepayment Premium Agreement dated as of June 1, 1995, between The Mills Limited Partnership and State Street Bank and Trust Company, as trustee.

               ****10.14  Second Amendment and Restated Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing
                          by Potomac Mills-Phase III (MLP) Limited Partnership and Washington Outlet Mall (MLP) Limited
                          Partnership, collectively, as Grantor to R. Eric Taylor, a resident of Fairfax County, Virginia as Deed
                          Trustee for the benefit of CS First Boston Mortgage Capital Corp., as Beneficiary dated as of
                          December 17, 1996.

               ****10.15  Form of Assignment of Leases and Rents and Security Deposits dated as of December 17, 1996 by Potomac
                          Mills-Phase III (MLP) Limited Partnership and Washington Outlet Mall (MLP) Limited Partnership to CS
                          First Boston Mortgage Capital Corp (see Exhibit 10.53).

               ****10.16  Mortgage Security Agreement, Assignment of Rents and Fixture Filing by Gurnee Mills (MLP) Limited
                          Partnership to CS First Boston Mortgage Capital Corp., as Mortgagee dated as of December 17, 1996

               ****10.17  Form of Assignment of Leases and Rents and Security Deposits dated as of December 17, 1996 by Gurnee
                          Mills (MLP)Limited Partnership to CS First Boston Mortgage Capital Corp.

               ****10.18  Trust and Servicing Agreement dated as of December 17, 1996 among Potomac Gurnee Finance Corp., as
                          Depositor, AMRESCO Management, Inc., as Servicer, ABN AMRO Bank NY, as Fiscal Agent and LaSalle National
                          Bank as Trustee.

                  NUMBER  EXHIBIT
                  ------  -------
                  # 13.1  Selected Consolidated Financial Data

                  # 13.2  Management's Discussion and Analysis of Financial Condition and Results of Operations

                  # 13.3  Consolidated Financial Statements

                  # 21.1  List of Subsidiaries of the Registrant

                  #   23  Consent of Ernst & Young LLP, Independent Auditors

                  # 27.1  Financial Data Schedule


----------------------

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

**** Incorporated by reference to the Registrant's Quarterly Annual Report on Form 10-Q for the third quarter ended September 30, 1996

+ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1997.

++ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended September 30, 1997.

#           Filed herewith.

14(b)                   REPORTS ON FORM 8-K

            The Company filed one report on Form 8-K during the last quarter of the year ended December 31, 1998.

            The Company's Current Report on Form 8-K dated June 30, 1998 and filed on November 4, 1998 made available supplemental financial information concerning the Company, and the properties owned or managed by it as of June 30, 1998, in the form of a Supplemental Information Package.

14(c)                   EXHIBITS

            The list of exhibits filed with this report is set forth in response to item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)                   FINANCIAL STATEMENTS SCHEDULES

            Schedule III - Real Estate and Accumulated Depreciation

            Notes to Schedule III.

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.


                                          THE MILLS CORPORATION,

                                          a Delaware corporation

                                          By:      /s/ LAURENCE C. SIEGEL
                                                   -----------------------------
                                                   Laurence C. Siegel
                                                   Chairman of the Board of
                                                   Directors, Chief Executive
                                                   Officer and Director

            Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities indicated below on March 31, 1999:

              Name                                                                Title
              ----                                                                -----
/s/ LAURENCE C. SIEGEL
-------------------------------                                    Chairman of the Board, Chief Executive
Laurence C. Siegel                                                 Officer and Director (principal executive
                                                                   officer)
/s/ PETER B. MCMILLAN
-------------------------------
Peter B. McMillan                                                  President, Chief Operating Officer and Director

/s/ JAMES F. DAUSCH
-------------------------------
James F. Dausch                                                    Executive Vice-President - Development and Director

/s/ KENNETH R. PARENT
-------------------------------                                    Executive Vice President - Finance and Chief Financial Officer
Kenneth R. Parent                                                  (principal financial officer and principal accounting officer)


-------------------------------
Dietrich von Boetticher                                            Vice Chairman and Director

/s/ JOHN M. INGRAM
-------------------------------
John M. Ingram                                                     Vice Chairman and Director



/s/ CHARLES R. BLACK, Jr.
-------------------------------
Charles R. Black, Jr.                                              Director

/s/ JAMES C. BRAITHWAITE
--------------------------------
James C. Braithwaite                                               Director

/s/ JOSEPH B. GILDENHORN
-------------------------------
Joseph B. Gildenhorn                                               Director

/s/ PETER A. GORDON
--------------------------------
Peter A. Gordon                                                    Director

/s/ HARRY H. NICK
--------------------------------
Harry H. Nick                                                      Director

/s/ FRANZ VON PERFALL
-------------------------------
Franz von Perfall                                                  Director

/s/ ROBERT P. PINCUS
--------------------------------
Robert P. Pincus                                                   Director

/s/ CRISTINA L. ROSE
--------------------------------
Cristina L. Rose                                                   Director


                            THE MILLS CORPORATION
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998



                                                                        INITIAL COST TO PARTNERSHIP (3)
                                                                      ------------------------------------
                                                                                           BUILDING,
                                                                                           EQUIPMENT
                                                                                              AND
               DESCRIPTION(1)                     ENCUMBRANCES(2)         LAND           IMPROVEMENTS
               --------------                     ---------------         ----           ------------

Mills
   Potomac Mills .........................          $ 158,590             $8,486        $         -
   Sawgrass Mills.........................            145,000             11,194                  -
   Sawgrass Mills Phase II................             18,000              2,556                  -
   Franklin Mills.........................            131,429             15,333                  -
   Franklin Mills Residual................                  -              4,779                  -
   Gurnee Mills...........................            119,432             20,449                  -
   Hunt Club..............................                  -              3,321                  -

Community Centers

   Montgomery Village.....................              8,040                  -                  -
   Germantown Commons.....................             11,747                451                  -
   Mount Prospect Plaza...................              9,408              4,560              3,740
   Butterfield Plaza......................              6,956              1,604                  -
   Western Hills..........................             14,949              2,299              3,785
   Crosswinds.............................              3,943              1,346              4,449
   Gwinnett Marketfair....................             10,259              6,827              2,789
   Fashion Place..........................              4,233              1,853                  -
   West Falls Church......................              3,891                839                  -
   Liberty Plaza..........................              9,869              9,335             14,456
   Cooper's Plaza.........................              8,356                769              7,888

Construction in progress and
  development pre-construction costs.

Corporate.................................            118,080              6,276              2,769
Mainstreet Retail.........................                  -                  -                484
                                                  -----------         ----------          ---------

Totals....................................        $   782,182         $  102,277          $  40,360
                                                  ===========         ==========          =========



                                                  COST
                                               CAPITALIZED                         GROSS AMOUNT AT WHICH
                                              SUBSEQUENT TO                      CARRIED AT CLOSE OF PERIOD
                                               ACQUISITION         --------------------------------------------------------
                                                BUILDING,                                 BUILDING,
                                                EQUIPMENT              LAND               EQUIPMENT
                                                AND LAND               AND                   AND
               DESCRIPTION(1)                 IMPROVEMENTS         IMPROVEMENTS        IMPROVEMENTS(7)        TOTAL(4) (5)
               --------------                 ------------         ------------        ---------------        ------------
Mills
   Potomac Mills .........................     $ 157,975          $  41,576             $   124,885           $ 166,461
   Sawgrass Mills.........................       143,623             13,344                 141,473             154,817
   Sawgrass Mills Phase II................        25,632              4,765                  23,423              28,188
   Franklin Mills.........................       165,992             30,917                 150,408             181,325
   Franklin Mills Residual................       (4,079)                700                       -                 700
   Gurnee Mills...........................       181,182             36,982                 164,649             201,631
   Hunt Club..............................       (3,152)                169                       -                 169

Community Centers

   Montgomery Village.....................        13,748              5,620                   8,128              13,748
   Germantown Commons.....................        13,291              2,074                  11,668              13,742
   Mount Prospect Plaza...................        11,237              4,221                  15,316              19,537
   Butterfield Plaza......................         9,626              2,419                   8,811              11,230
   Western Hills..........................        15,088              3,668                  17,504              21,172
   Crosswinds.............................         1,378              1,633                   5,540               7,173
   Gwinnett Marketfair....................         7,548              8,030                   9,134              17,164
   Fashion Place..........................         8,818              2,088                   8,583              10,671
   West Falls Church......................         6,759              1,803                   5,795               7,598
   Liberty Plaza..........................         2,884              8,628                  18,047              26,675
   Cooper's Plaza.........................           800                769                   8,688               9,457

Construction in progress and
  development pre-construction costs.             28,987                  -                  28,987              28,987

Corporate.................................        10,557              8,807                  10,795              19,602
Mainstreet Retail.........................           311                  -                     795                 795
                                               ---------          ---------              ----------           ---------

Totals....................................     $ 798,205          $ 178,213              $  762,629           $ 940,842
                                               =========          =========              ==========           =========




                                               ACCUMULATED           DATE             USEFUL
               DESCRIPTION(1)                 EPRECIATION(6)       ACQUIRED          LIFE(8)
               --------------                 --------------       --------          -------

Mills
   Potomac Mills .........................        $42,403            1983
   Sawgrass Mills.........................         35,527            1986
   Sawgrass Mills Phase II................          2,018            1993
   Franklin Mills.........................         42,460            1986
   Franklin Mills Residual................              -            1986
   Gurnee Mills...........................         48,899            1988
   Hunt Club..............................              -            1988

Community Centers

   Montgomery Village.....................          3,190            1980
   Germantown Commons.....................          4,867            1980
   Mount Prospect Plaza...................          5,433            1985
   Butterfield Plaza......................          3,421            1982
   Western Hills..........................          6,501            1981
   Crosswinds.............................          2,672            1981
   Gwinnett Marketfair....................          3,537            1986
   Fashion Place..........................          4,300            1985
   West Falls Church......................          2,998            1982
   Liberty Plaza..........................          1,878            1994
   Cooper's Plaza.........................          1,098            1994

Construction in progress and
  development pre-construction costs.                             various

Corporate.................................          3,137         various
Mainstreet Retail.........................            427            1995

                                                ---------

Totals....................................      $ 214,766
                                                =========

                            THE MILLS CORPORATION
                            NOTES TO SCHEDULE III
                              DECEMBER 31, 1998

(1) The Company owns super-regional, value and entertainment oriented malls ("Mills") and community shopping centers ("Community Centers"). The geographic location of the Mills and Community Centers are as follows:

              PROPERTY NAME                                                     LOCATION
              -------------                                                     --------

              MILLS:
              Franklin Mills.................................................Philadelphia, PA
              Franklin Mills - Residual......................................Philadelphia, PA
              Gurnee Mills.........................................................Gurnee, IL
              Hunt Club............................................................Gurnee, IL
              Potomac Mills....................................................Woodbridge, VA
              Sawgrass Mills......................................................Sunrise, FL
              Sawgrass Mills - Phase II...........................................Sunrise, FL

              COMMUNITY CENTERS:
              Butterfield Plaza.............................................Downers Grove, IL
              Cooper's Plaza.....................................................Voorhees, NJ
              Crosswinds Center............................................St. Petersburg, FL
              Fashion Place......................................................Columbia, SC
              Germantown Commons...............................................Germantown, MD
              Gwinnett Marketfair..................................................Duluth, GA
              Liberty Plaza..................................................Philadelphia, PA
              Montgomery Village.............................................Gaithersburg, MD
              Mount Prospect Plaza.........................................Mount Prospect, IL
              West Falls Church Outlet Center................................Falls Church, VA
              Western Hills Plaza..............................................Cincinnati, OH

(2) See description of mortgage, notes and loans payable in Note 5 of the Notes to the Consolidated Financial Statements.

(3) Initial cost of properties is cost at the end of the calendar year for the year of acquisition.

(4) The aggregate cost of land, land held for sale, buildings, improvements, equipment and tenant improvement for federal income tax basis is $943,849 at December 31, 1998.

(5) Reconciliation of real estate and development assets, excluding investment in unconsolidated joint ventures

                                                                   1998             1997             1996
                                                                   ----             ----             ----
                  Balance at January 1......................    $ 922,768        $ 880,933        $ 880,150
                  Acquisitions..............................       49,303           69,535           23,177
                  Retirements...............................      (18,121)            (760)          (1,618)
                  Other.....................................      (13,108)         (26,940)         (20,776)
                                                                ---------        ---------        ---------

                  Balance at December 31....................    $ 940,842        $ 922,768        $ 880,933
                                                                =========        =========        =========

(6)     Reconciliation of accumulated depreciation

                                                                   1998             1997             1996
                                                                ---------        ---------        ---------

                  Balance at January 1......................    $ 206,357        $ 179,658        $ 152,713
                  Additions charged to costs and expenses...       26,504           26,799           27,724
                  Removal of accumulated depreciation.......      (18,095)            (100)            (779)
                                                                ---------        ---------        ---------


                  Balance at December 31....................    $ 214,766        $ 206,357        $ 179,658
                                                                =========        =========        =========

(7) In 1991, the city of Sunrise, Florida issued municipal bonds in the amount of $24,730 and reimbursed a partnership for costs of public works which amounted to approximately $21,000. Costs previously capitalized to income producing property were reduced upon reimbursement.

        In 1991, a note receivable of $5,925 was recorded pursuant to reimbursement and annexation agreements with the Village of Gurnee to reimburse the Company that owns Gurnee Mills for the cost of certain public improvements. The Village of Gurnee has executed a noninterest bearing note for $15,000, amended to $17,500 in 1996, to be paid from taxes collected from the tenants of the shopping mall during a ten-year period, amended to a thirteen year period in 1996, beginning one year after the mall opened. The note was recorded in 1991, based on the estimated taxes to be collected by the Village of Gurnee from the tenants using a discount rate of 10%.

(8)     Depreciation is computed based upon the following estimated lives:

                  Building and improvements..............................................................40 years
                  Land improvements......................................................................20 years
                  Equipment...............................................................................7 years
                  Tenant improvements....................................Lesser of life of asset or life of lease