Form 10-Q
period 1999-03-31
MILLS CORP
filed 1999-05-17
CIK 914713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

                1300 Wilson Boulevard, Arlington, Virginia 22209
                -------------------------------------------------
               (Address of principal executive offices - zip code)

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

                      23,940,245 shares of Common Stock
                      $.01 par value, as of May 13, 1999

                              THE MILLS CORPORATION
                                    FORM 10-Q
                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                                  PAGE
         ---------------------                                                  ----
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

           Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998.                                              1

           Consolidated Statements of Income for the
              Three Months Ended March 31, 1999 and March 31, 1998.               2

           Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1999 and March 31, 1998.               3

           Notes to Consolidated Financial Statements                             4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         11

PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings                                                     21

Item 2.    Changes in Securities                                                 21

Item 3.    Defaults Upon Senior Securities                                       21

Item 4.    Submission of Matters to Vote of Security Holders                     21

Item 5.    Other Information                                                     21

Item 6.    Exhibits and Reports on Form 8-K                                      21

Signature                                                                        22

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              THE MILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                         March 31, 1999              December 31, 1998
                                                           (Unaudited)                    (Note)
                                                         --------------              -----------------
ASSETS
Income producing property:
    Land and land improvement                           $    167,607                     $    167,607
    Building and improvements                                709,442                          705,638
    Furniture, fixtures and equipment                         28,742                           28,004
    Less:  accumulated depreciation and amortization        (220,955)                        (214,766)
                                                        -------------                     ------------
Total income producing property                              684,836                          686,483

Land held for investment and/or sale                          10,606                           10,606
Real estate development in progress                           34,718                           28,987
Investment in unconsolidated joint ventures                  171,881                          145,980
                                                        ------------                     ------------
Total real estate and development assets                     902,041                          872,056

Cash and cash equivalents                                      4,100                           10,510
Restricted cash                                               11,373                           13,422
Accounts receivable                                           23,224                           23,017
Notes receivable                                               6,396                            6,291
Deferred costs, net                                           43,827                           44,000
Other assets                                                   4,424                            1,066
                                                        ------------                     ------------

TOTAL ASSETS                                             $   995,385                      $   970,362
                                                         ===========                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable                       $   819,578                      $   782,182
Accounts payable and other liabilities                        53,622                           55,210
                                                        ------------                     ------------
Total liabilities                                            873,200                          837,392

Minority interest                                             49,668                           54,052

STOCKHOLDERS' EQUITY
    Common stock $.01 par value, authorized 100,000,000
    shares, issued and outstanding
    23,131,697 shares in 1999 and 1998                           231                              231
    Additional paid-in capital                               439,448                          439,448
    Accumulated deficit                                     (365,940)                        (359,404)
    Unamortized restricted stock award                        (1,222)                          (1,357)
                                                        ------------                     -------------
    Total stockholders' equity                                72,517                           78,918
                                                        ------------                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   995,385                      $   970,362
                                                         ===========                      ===========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, except per share data)
                                  (Unaudited)

                                                                          Three                     Three
                                                                      Months Ended               Months Ended
                                                                     March 31, 1999             March 31, 1998
                                                                     --------------             --------------
REVENUES:
    Minimum rent                                                      $     26,017                $     24,537
    Percentage rents                                                           196                       1,166
    Recoveries from tenants                                                 13,332                      12,064
    Other revenues                                                           1,665                       1,490
    Fee income                                                               3,328                       1,379
    Interest income                                                          1,054                       1,109
                                                                    --------------                ------------
                                                                            45,592                      41,745

EXPENSES:
    Recoverable from tenants                                                11,722                      10,383
    Other operating                                                          1,202                       1,469
    General and administrative                                               2,924                       2,406
    Interest expense                                                        11,123                      11,094
    Depreciation and amortization                                            8,617                       9,612
                                                                    --------------                ------------
                                                                            35,588                      34,964

Other expense                                                                 (179)                        (43)
Equity in earnings of unconsolidated entities                                1,017                       1,940
                                                                    --------------                 -----------

Income before extraordinary item and minority interests                     10,842                       8,678

Extraordinary loss on debt extinguishment                                   (2,762)                         --
                                                                    ---------------                -----------

Income before minority interests                                             8,080                       8,678

Minority interests                                                          (3,285)                     (3,558)
                                                                    ---------------                ------------

Net income                                                         $         4,795              $        5,120
                                                                   ===============              ==============

Earnings Per Common Share - Basic:

Income before extraordinary item                                   $          0.28            $           0.22
                                                                   ================           ================

Extraordinary loss on extinguishment of debt                                 (0.07)                         --
                                                                   =================          ================

Net income per common share - basic                                $          0.21            $           0.22
                                                                   ===============            ================

Earnings Per Common Share - Assuming Dilution:

Income before extraordinary item                                   $          0.28            $           0.22
                                                                   ===============            ================

Extraordinary loss on extinguishment of debt                                 (0.07)                         --
                                                                   ================           ================

Net income per common share - assuming dilution                    $          0.21            $           0.22
                                                                   ===============            ================

Dividends declared per common share                                $        0.5025            $         0.4875
                                                                   ===============            ================

See Accompanying Notes to Consolidated Financial Statements.

                             THE MILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                     Three                       Three
                                                                                 Months Ended                Months Ended
                                                                                March 31, 1999              March 31, 1998
                                                                                --------------              --------------
OPERATING ACTIVITIES:
    Income before minority interests                                             $       8,080              $        8,678
    Adjustments to reconcile income before minority interests
       to net cash provided by operating activities:
          Net accretion of note receivable                                                (175)                       (175)
          Depreciation and amortization                                                  8,617                       9,612
          Provision for losses on accounts receivable                                      (13)                        (52)
          Equity in earnings of unconsolidated entities                                 (1,017)                     (1,940)
          Amortization of restricted stock awards                                          134                         342
          Extraordinary loss on debt extinguishment                                      2,762                          --
          Other changes in assets and liabilities:
             (Increase)/decrease in accounts receivable                                   (408)                        385
             Decrease in notes receivable                                                   70                         179
             (Increase)/decrease in other assets                                        (2,403)                     (1,697)
             Increase in accounts payable and other liabilities                            401                        (967)
                                                                                  ------------                -------------
    Net cash provided by operating activities                                           16,048                      14,365

INVESTING ACTIVITIES:
    Investment in real estate and development assets                                   (48,047)                    (32,264)
    Distributions received from unconsolidated entities                                 10,149                       3,729
    Deferred costs                                                                      (1,518)                     (1,537)
                                                                                 -------------                ------------
    Net cash used in investing activities                                              (39,416)                    (30,072)

FINANCING ACTIVITIES:
    Proceeds from mortgages, notes and loans payable                                   130,576                      21,500
    Repayments of mortgages, notes and loans payable                                   (93,180)                     (6,739)
    Refinancing costs                                                                   (3,487)                         --
    Restricted cash                                                                      2,049                       2,578
    Dividends                                                                          (11,276)                    (10,826)
    Distributions                                                                       (7,724)                     (7,542)
                                                                                 --------------               -------------
    Net cash provided by (used in) financing activities                                 16,958                      (1,029)
                                                                                 -------------                -------------

Net decrease in cash and cash equivalents                                               (6,410)                    (16,736)
Cash and cash equivalents at beginning of period                                        10,510                      25,263
                                                                                 -------------                -------------
Cash and cash equivalents at end of period                                    $          4,100               $       8,527
                                                                              ================               =============
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized                            $         11,203                $     11,075
                                                                              ================                ============

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

        The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns, as of March 31, 1999 a 1% interest as the sole general partner and a 58.35% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion, and management of super-regional, retail and entertainment-oriented centers (the "Mills" and "Block" projects) and community shopping centers
(the "Community Centers"). As of March 31, 1999, the Operating Partnership owns or holds an interest in the following operating properties:


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

        Block
        -----

        The Block at Orange                        Orange, CA (Los Angeles)

        Community Centers
        -----------------

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

In addition to the operating properties, the Company is involved in the pre-development or development of a number of new projects.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Mills Corporation Annual Report on Form 10-K for the year ended December 31, 1998.

        The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly owned or controlled by the Operating Partnership as well as its wholly owned subsidiaries Mills Management L.L.C. ("Mills Management"), and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the MillsServices
Corp. ("MSC"), an entity formed in connection with the Company's initial public offering to provide development, management, leasing and finance services to third-party companies and unconsolidated entities. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's interest in certain Mills and Block operating properties, as well as certain properties under development, are through investment in the partnerships that own Ontario Mills, Ontario Mills Residual, Grapevine Mills, Grapevine Mills Residual, Arizona Mills, Sawgrass Mills Phase III, The Block of Orange, Concord Mills, Katy Mills, Opry Mills, Vaughan Mills and Meadowlands Mills. Such investments are accounted for using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

2.  RECLASSIFICATIONS

        Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1999 presentation.

3.  EARNINGS PER SHARE

        The Company accounts for earnings per share pursuant to SFAS 128. Basic EPS is calculated by dividing income available to common shareholders by the weighted number of common shares outstanding during the period. Diluted EPS is calculated by adjusting net income for the period for the effects on minority interests resulting from issuance of stock pursuant to restricted stock or option grants and dividing the resulting adjusted net income by the weighted average shares outstanding during the period, adjusted for the dilutive effect of options and stock grants.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                          Three Months Ended    Three Months Ended
                                                             March 31, 1999       March 31, 1998
                                                          ------------------    ------------------
Numerator for basic earnings per share                     $       4,794          $        5,116
                                                           =============          ==============

Numerator for diluted earnings per share                   $       4,803          $        5,157
                                                           =============          ==============

Denominators:
Denominator for basic earnings
    per share -- weighted average shares                          23,132                  22,987
                                                           -------------          --------------
Outstanding unvested Restricted Stock Awards
    weighted average shares                                          (20)                    (77)
Denominator for basic earnings per share --                -------------          --------------
    adjusted weighted average shares                              23,112                  22,910
Effect of dilutive securities:                             -------------          --------------
Employee stock options and grants                                     93                     417
Denominator for diluted earnings per                       -------------          --------------
    share-adjusted weighted average shares                        23,225                  23,327
                                                           =============          ==============
Basic earnings per share                                   $        0.21          $         0.22
                                                           =============          ==============
Diluted earnings per share                                 $        0.21          $         0.22
                                                           =============          ==============

Limited partnership units in the Operating Partnership (15,844,084 outstanding at March 31, 1999 and December 31, 1998) may be exchanged for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

4.  MINORITY INTERESTS

        Minority interests includes the interests of unitholders in the Operating Partnership. The unitholders' interests are adjusted at each period end to reflect the ownership percentage at that particular time. The unitholders' interests were 40.65% at March 31, 1999 and December 31, 1998.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


5. INVESTMENT IN UNCONSOLIDATED ENTITIES

        Certain operating properties and properties under development are partially owned through joint ventures ("Joint Ventures") in which the Company is also a co-general and co-managing partner. The Company's interest in each Joint Venture is as follows:

                                                    Ownership %
               Joint Venture                   as of March 31, 1999
               -------------                   --------------------
               Ontario Mills                           50.0%
               Grapevine Mills                         37.5%
               Arizona Mills                           36.8%
               Sawgrass Mills Phase III                50.0%
               The Block at Orange                     50.0%
               Concord Mills                           37.5%
               Katy Mills                              62.5%
               Meadowlands Mills                       66.7%
               Opry Mills                              66.7%

        The Company's ownership percentage in each joint venture is defined as the Company's residual interest before giving consideration for a priority return paid on partners' unreturned capital. In general, each partner earns a 9% priority return on unreturned capital with the remaining cash flows split according to ownership interest.

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

        In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $107.9 million of Joint Venture debt until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The remaining aggregate amount of the special tax assessment is approximately $18.8 million and will be collected over a 25 year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

Condensed combined balance sheets at March 31, 1999 and December 31, 1998 and results of operations for the three months ended March 31, 1999 and 1998 are presented below for all Joint Ventures.

                                                                   MARCH 31, 1999
                                                     Operating       Development         Total
Assets:
    Income producing property                      $   525,453       $       -    $    525,453
    Construction in progress                            26,475         325,756         352,231
    Deferred costs, net                                134,090               -         134,090
    Other                                               73,204          14,325          87,529
                                                   ---------------------------------------------
                                                   $   759,222       $ 340,081    $  1,099,303
                                                   =============================================

Liabilities and partners' equity:
    Debt                                           $   562,741       $  83,054    $    645,795
    Other liabilities                                   42,691          41,601          84,292
    Operating Partnership's accumulated equity          22,225          93,949         116,174
    Joint Venture partners' accumulated equity         131,565         121,477         253,042
                                                   ---------------------------------------------
                                                   $   759,222       $ 340,081    $  1,099,303
                                                   =============================================


                                                                 DECEMBER 31, 1998
                                                     Operating       Development         Total
Assets:
    Income producing property                      $   522,174      $        -    $    522,174
    Construction in progress                            34,787         264,434         299,221
    Deferred costs, net                                128,882               -         128,882
    Other                                               79,562          33,573         113,135
                                                   ---------------------------------------------
                                                   $  765,405       $  298,007    $  1,063,412
                                                   =============================================

Liabilities and partners' equity:
    Debt                                           $   546,726      $   36,570    $    583,296
    Other liabilities                                   57,476          60,700         118,176
    Operating Partnership's accumulated equity          23,761          83,114         106,875
    Joint Venture partners' accumulated equity         137,442         117,623         255,065
                                                   ---------------------------------------------
                                                   $   765,405      $  298,007    $  1,063,412
                                                   =============================================






                                                   THREE MONTHS ENDED MARCH 31, 1999
                                                 Operating      Development      Total
Revenues                                        $ 29,902         $  298      $  30,200
Recoverable and other property expenses           (9,748)           (43)        (9,791)
Interest expense                                  (8,969)             -         (8,969)
Depreciation and amortization                     (8,198)             -         (8,198)
                                                ---------------------------------------
                                                $  2,987         $  255      $   3,242
                                                =======================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures          $  1,017         $    -      $   1,017
                                                =======================================


                                                   THREE MONTHS ENDED MARCH 31, 1998
                                                 Operating      Development      Total
Revenues                                       $  21,973         $  247     $   22,220
Recoverable and other property expenses           (6,822)           (35)        (6,857)
Interest expense                                  (6,370)             -         (6,370)
Depreciation and amortization                     (6,165)             -         (6,165)
Other income                                       2,154              -          2,154
                                                ---------------------------------------
                                                $  4,770         $  212      $   4,982
                                                =======================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures           $ 1,940         $    -      $   1,940
                                                =======================================

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

        The primary difference between the carrying value of the Company's investment in unconsolidated joint ventures and the Operating Partnership's accumulated equity noted above is due to capitalized interest on the investment balance, and capitalized development and leasing costs which are recovered by the Operating Partnership through fees earned during construction and loans to the Joint Ventures included in other liabilities above.

6.  REVENUE RECOGNITION

        The Company, as lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rent from income producing property is recognized on a straight-line basis over the terms of the respective leases. Commencing in the second quarter of 1998, percentage rents are recognized when tenants' sales have reached breakpoints stipulated in the respective leases. For periods prior to the second quarter of 1998, such rents were recognized on an accrual basis. The effect of implementation of this policy was a decrease in percentage rent for the three months ended March 31, 1999, which the Company expects to recognize as income in the fourth quarter of 1999.

7.  DECLARATION OF DIVIDEND

        On February 23, 1999, the Company declared a dividend of $.5025 per share which was paid on April 27, 1999 to stockholders of record as of April 12, 1999.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended March 31, 1999 to three months ended March 31, 1998.

Income before extraordinary item and minority interest for the three months ended March 31, 1999 increased by approximately $2.2 million, (24.9%) to $10.8 million as compared to the three months ended March 31, 1998. The increase was the result of an increase in revenues of approximately $3.8 million (9.2%) offset by an increase in expenses of approximately $0.6 million (1.8%), and a decrease in equity in earnings of unconsolidated joint ventures of $0.9 million (47.6%).

Revenues:

Minimum rent for the three months ended March 31, 1999 increased approximately $1.5 million (6.0%) compared with the three months ended March 31, 1998. The increase was primarily due to additional rents obtained in connection with the Company's expansion and remerchandising efforts at Franklin Mills and Gurnee Mills as well as higher lease rates across the properties. Also, the addition of two anchor tenants at the community centers contributed to the increase in minimum rents.

Percentage rents for the three months ended March 31, 1999 decreased approximately $1.0 million (83.2%) compared with the three months ended March 31, 1998. The decrease was due to the implementation in the second quarter of 1998 of a policy of not recognizing percentage rents until the tenant's sales have reached the break points stipulated in the respective leases. The Company expects to recognize the percentage rent as income in the fourth quarter 1999.

Recoveries from tenants for the three months ended March 31, 1999 increased $1.3 million (10.5%) compared to the three months ended March 31, 1998. The increase was primarily due to increases in occupancy and recoverable operating costs for various projects.

Fee income for the three months ended March 31, 1999 increased $1.9 million (141.3%) compared with the three months ended March 31, 1998. Fee income for the three months ended March 31, 1999 is comprised of management fees of approximately $1.0 million and development, leasing and finance fees of approximately $2.3 million as compared to $0.8 million and $0.6 million, respectively, for the same period in 1998. The increase in management fees in 1999 was due to the opening of one Block project in the fourth quarter 1998
(The Block at Orange) from which the Company is earning management fees. The increase in development, leasing and finance fees in 1999 was due to fees being earned from five projects in the first quarter of 1999 (The Block at Orange, Katy Mills, Concord Mills, Opry Mills and Sawgrass Phase III Expansion) versus three projects in the first quarter of 1998 (The Block at Orange, Grapevine Mills and Ontario Mills).

Expenses:

Recoverable expenses for the three months ended March 31, 1999 increased $1.3 million (12.9%) compared with the three months ended March 31, 1998. The increase was primarily due to an increase in real estate taxes of $0.3 million at Sawgrass Mills and $0.1 million at each of the following projects: Potomac Mills, Gurnee Mills and Mount Prospect. Additionally, Franklin Mills, Gurnee Mills, Potomac Mills and Mount Prospect had combined increased snow removal costs of $0.2 million.

General and administrative expenses for the three months ended increased $0.5 million (21.5%) compared with the three months ended March 31, 1998. The increase was due to the increase in costs associated with the Company's retail operations.

Other operating expenses for the three months ended March 31, 1999 decreased $0.3 million (18.2%) compared with the three months ended March 31, 1998. The decrease was primarily due to a decrease in contribution to promotional programs of $0.2 million at Gurnee Mills.

Depreciation an amortization expense for the three months ended decreased
$1.0 million (10.4%) compared with the three months ended March 31, 1998. The decrease was primarily due to $0.6 million decrease in expense relating to assets reaching the end of their depreciable or amortizable lives at Gurnee Mills.

Equity in earnings of unconsolidated joint ventures for the period March 31, 1999 decreased $0.9 million (47.6%) compared with the three months ended March 31, 1998. The decrease was primarily due to joint venture land sales in the first quarter of 1998 offset by income earned at the Block at Orange which commenced operations in the fourth quarter of 1998

Extraordinary losses on debt extinguishments for the period March 31, 1999 increased $2.8 million (100.0%) compared with the three months ended March 31, 1998. The increase was due to a prepayment penalty of $2.4 million that was paid with the refinancing of the community centers in the first quarter of 1999 plus the write-off of the related prior unamortized loan costs.

THE MILLS CORPORATION
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company's balance of cash and cash equivalents was $4.1 million, not including its proportionate share of cash held in unconsolidated entities. In addition to its cash reserves, the Company had $4 million available under its line of credit. The terms of this facility are as follows:



                                                                                                     AMOUNT
                                       MATURITY/                                      TOTAL        OUTSTANDING
                                       ---------                                     FACILITY       AT 3/31/99
                                       EXTENSION   INTEREST RATE       TERMS         (000'S)         (000'S)
                                       ---------   -------------       -----         --------      ------------
   Line of Credit...................   4/1/00      LIBOR + 1.40%   Interest Only     $    100,000   $    96,000
                                       4/1/01

        FINANCING ACTIVITIES. During 1999, the Company completed several financing and refinancing activities which extended the weighted average remaining term of the Company's indebtedness (including funded construction and operating debt of the unconsolidated joint ventures) from 5.2 years at December 31, 1998 to 5.3 years at March 31, 1999, while maintaining investment-grade interest rates (6.78% weighted average interest rate for the Company's indebtedness and funded construction and operating debt of the unconsolidated joint ventures at March 31, 1999).

        On March 31, 1999, the Katy Mills joint venture entered into a construction loan commitment in the amount of $168 million. The loan commitment matures on March 31, 2002 with a one year extension option. The interest rate is payable at a variable rate with a variable margin, which is LIBOR plus 2.00% at March 31, 1999. The Company guarantees 100% of the outstanding loan balance until specified debt service requirements based on historical operating data are fulfilled.

        On March 31, 1999, the Katy Mills joint venture entered into a tax increment financing bridge loan commitment in the amount of $25 million. The loan will be used to bridge tax increment financing bonds that will be sold later in 1999. The loan commitment matures on March 31, 2001. The interest rate is payable at a variable rate with a variable margin at either the base rate (which is the greater of the prime rate or federal funds rate plus 2.75%) or LIBOR plus 2.75%. The Company guarantees the outstanding bridge loan balance.

        On February 4, 1999, the Company received a five year, $750 million capital commitment from Kan Am, a significant unitholder of the Operating Partnership and joint venture partner, to fund future development projects. Subject to terms and conditions, Kan Am will continue to fund certain project level capital as they have on several of the Company's prior projects. Approximately $300 million is to be funded in specifically identified development projects over the next two years. In addition, Kan Am has agreed to work with the Company to identify such other projects, and to use best efforts to provide funding for such projects, in the approximate amount of $150 million in each of 2001, 2002 and 2003. Consistent with prior partnerships, Kan Am will fund up to 100% of a specific project's equity requirement and receive a percentage of ownership interest equal to half of the percentage of equity that they have funded.

        On January 27, 1999, the Company entered into a nonrecourse mortgage loan of $112.5 million for ten Community Centers. The proceeds were used to repay a prior mortgage loan of $81.8 million. This new indebtedness is a 30-year amortizing loan with an anticipated balloon repayment date of February 1, 2009. The loan bears a fixed interest rate of 7.30%.

        Effective October 28, 1996, the Company filed a universal shelf registration statement on Form S-3 to offer a maximum of $250.0 million of common stock, preferred stock and common stock warrants. Pursuant to this shelf registration, the Company sold a total of 5,325,000 shares of common stock in 1997 generating net proceeds of $121.8 million.

        The Company had consolidated debt of approximately $819.6 million and unconsolidated joint venture debt of approximately $645.8 million at March 31, 1999; $666.6 million was fixed-rate and $153.0 million was variable-rate for the consolidated debt and $299.5 million was fixed-rate and $346.3 million was variable rate for the unconsolidated joint venture debt. Scheduled principal repayments of consolidated indebtedness through 2003 are $322.1 million with $497.5 million due thereafter and scheduled principal repayments of unconsolidated joint venture debt through 2003 are $357.2 million with $288.6 million due thereafter . The Company and its partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances. The Company's pro rata share of unconsolidated joint venture debt at March 31, 1999, was $270.1 million (net of tax increment financing), of which it had guaranteed $107.9 million.

        The Company's EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to interest expense coverage ratio (including the Company's proportionate share of EBITDA and interest expense of unconsolidated joint ventures) was 2.50 and 2.51 at March 31, 1999 and March 31, 1998, respectively.

THE MILLS CORPORATION
(Unaudited)

       Development, Remerchandising and Expansion. The Company is involved in the following development, remerchandising and expansion efforts:

       The Company's most significant development efforts currently are focused on the development of six projects: Katy Mills, Concord Mills, Opry Mills, Arundel Mills, Vaughan Mills, and Meadowland Mills.

       Katy Mills and Concord Mills are scheduled to open in the second half of 1999. These projects will be financed principally with external borrowings and equity contributions from joint venture partners and the Operating Partnership. The Concord Mills joint venture has obtained a $199.0 million construction loan commitment and the Katy Mills joint venture has obtained a $168 million construction loan commitment for their respective projects. The Company anticipates that the Operating Partnership's equity requirements for Concord Mills and Katy Mills may total as much as $38.8 million in the aggregate, of which approximately $61.3 million had been funded as of March 31, 1999, representing an over-funding of $22.5 million. This over-funding, which resulted primarily from the admittance of Kan Am into Concord Mills joint venture in the fourth quarter of 1998, will be refunded in the first half of 1999 as Kan Am fulfills its equity requirements.

        Opry Mills and Arundel Mills are scheduled to open in 2000. The Operating Partnership committed $50.0 million of equity financing for Opry Mills of which $10.3 million has been funded as of March 31, 1999 and Opryland Attractions, Inc. contributed land valued at $25.0 million. The remaining project costs are expected to be financed through a construction loan. Opry Mills broke ground on October 5, 1998.

        Jointly with Simon Property Group L.P., the Company entered into a purchase agreement to acquire an approximately 400-acre site located near Baltmore, Maryland for the Arundel Mills project. Subject to obtaining necessary approvals, the Company anticipates closing on the acquisition of the site and commencing construction in 1999. The Company anticipates that the project will be developed in a joint venture arrangement with Simon Property Group and Kan Am.

        In February 1998, the Company announced that it had secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed outside the United States. The project will be developed through a joint venture with Cambridge Shopping Centres Limited of Toronto.

        The Company has acquired a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction may be delayed pending the completion of ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan (SAMP) for the Meadowlands area was published in the Federal Register on April 22, 1999. The guidelines proposal in the SAMP would, upon their anticipated adoption in the third quarter of 1999, permit development of 1.5 million square feet of gross leaseable area (GLA) for Meadowlands Mills. The project would be developed on an entitled site of 90.5 acres plus roads and retention facilities. Upon procurement of all necessary entitlements it is anticipated that the project will be developed by a joint venture formed among the Operating Partnership, Kan Am, Empire Ltd., and Bennett S. Lazare, an individual affiliated with the Empire Ltd.

        The Company anticipates that the Operating Partnership's total required equity for Arundel Mills, Opry Mills, Meadowlands Mills and Vaughan Mills may exceed $100 million of which approximately $36.1 million had been funded as of March 31, 1999. The Company is currently negotiating arrangements to obtain the balance of such equity requirements, but these arrangements are subject to certain matters outside the control of the Company.

        In addition to the above, the Company is also conducting due diligence on several other proposed sites, including sites in San Francisco, California; North Aurora, Illinois (Chicago); Atlanta, Georgia; Cleveland, Ohio; Denver, Colorado; Philadelphia, Pennsylvania; South Weymouth, Massachusetts (Boston) and Tampa, Florida. The Company is also continuing to evaluate various prospective international sites with a concentrated focus on Western Europe as well as other domestic sites for other Mills-type projects and for the Company's new "Block" project format.

        The Company is in the process of expanding and/or remerchandising Potomac Mills, Sawgrass Mills, Franklin Mills, Gurnee Mills and Ontario Mills. The costs of these expansion and remerchandising programs is estimated at $169.5 million. At March 31, 1999, approximately $98.3 million had been spent on these projects and it is anticipated that an additional $7l.2 million will be spent during the next two years. Of the estimated costs of $169.5 million, $77.2 million will be financed with external sources and $92.3 million will be funded by the Operating Partnership. At March 31, 1999, the Operating Partnership had funded $58.9 million of the required equity to finance those programs.

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

CASH FLOWS

        Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998. Net cash provided by operating activities increased approximately $1.7 million (11.7%) to $16.0 million for the three months ended March 31, 1999 as compared to $14.4 million for the three months ended March 31, 1998. Net cash used in investing activities increased approximately $9.3 million (31.1%) to $39.4 million for the three months ended March 31, 1999, as compared to $30.1 million for the three months ended March 31, 1998, primarily as a result of increased expenditures for real estate and development assets and advances to certain joint ventures offset by an increase in distributions received from unconsolidated entities. Net cash provided by financing activities increased approximately $18.0 million (1748.0%) to $17.0 million for the three months ended March 31, 1999 as compared to $(1.0) million for the three months ended March 31, 1998. The increase in net cash provided by financing activities was due to the refinancing of ten community centers.

FUNDS FROM OPERATIONS

        The Company generally considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by National Association of Real Estate Investment Trusts (NAREIT) means income (loss) before minority interest (determined in accordance with generally accepted accounting principles (GAAP)), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO
(i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

THE MILLS CORPORATION
(Unaudited)

FFO for the three months ended March 31, 1999 increased to $21.5 million compared to $19.6 million for the comparable period in 1998. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:

----------------------------------------------------------------------------
                                                      Three Months Ended
                                                          March 31,
                                                          ---------
----------------------------------------------------------------------------
                                                        1999       1998
                                                        ----       ----
                                                         (Dollars in
                                                          thousands)
Funds from operations calculation:
  Income before extraordinary item
     and minority interests....................         $  10,842   $   8,678

   Adjustments:
     Add: Depreciation and amortization of real
       estate assets...........................             7,714       8,559
     Add: Real estate depreciation and                      2,748       2,334
       amortization of unconsolidated entities           --------    --------

                                                        $  21,304    $ 19,571
   Funds from operations.......................         =========    ========
----------------------------------------------------------------------------


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

B. Financial and Accounting Systems

        The Company has assessed its exposure with respect to its accounting and management software. Specifically, a new general ledger system has been installed and fully Y2K compliant in the first quarter 1999. The Company has also developed its own Y2K compliant software package for its tenant ledger system that was installed in 1998. The Company's payroll service provider has recently received its ITAA*2000 certification. The Company will continue to assess its software to determine whether additional portions will have to be modified or replaced.

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

                      Report on Form 8-K was filed by the Company on January 13, 1999 to report certain operational information concerning the Company and the properties owned or managed by it as of September 30, 1998. No other reports on Form 8-K were filed by registrant for the applicable quarter covered by this report.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE MILLS CORPORATION

May 13, 1999                         /s/  Kenneth R. Parent
---------------                   ---------------------------
(Date)                            Kenneth R. Parent
                                  Executive Vice President, Finance
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                             THE MILLS CORPORATION
                             ---------------------
                                 EXHIBIT INDEX
                                 -------------


NUMBER                         EXHIBIT
------                         -------
   +3.1         Amended and Restated Certificate of Incorporation of the Company.

   +3.2         Amended and Restated Bylaws of the Company

   **3.3        Limited Partnership Agreement of the Operating Partnership
                (filed as part of Exhibit 10.3)

   *4.1         Specimen Common Stock Certificate of Company

   *4.2         Agreement dated March 15, 1994, among Richard L. Kramer, the
                A.J. 1989 Trust, the Irrevocable Intervivos Trust for the
                Benefit of the Kramer Children, the N Street Investment Trust,
                EquityResources Associates, Herbert S. Miller, The Mills
                Corporation and The Mills Limited Partnership (filed as Exhibit
                10.19)

   **4.3        Non-Affiliate Registration Rights and Lock-Up Agreement

   **4.4        Affiliate Registration Rights and Lock-Up Agreement

   *10.1        Form of Employee Non-Compete/Employment Agreements

   ++10.2       1994 Executive Equity Incentive Plan

   **10.3       Limited Partnership Agreement of Operating Partnership

   *10.4        Form of Noncompetition Agreement between the Company, the
                Operating Partnership and each of Kan Am and Kan Am
                Partnerships of Kan Am and the Kan Am Partnerships

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

   *10.10       Agreement dated March 15, 1994 among Richard L. Kramer, the
                A.J. 1989 Trust, the Irrevocable Intervivos Associates, Herbert
                S. Miller, The Mills Corporation and The Mills Limited
                Partnership


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

-----------------------

* Incorporated by reference to the Registrant's Registration Statementon Form S-11, Registration No. 33-71524, which was declared effective by Securities and Exchange Commission on April 14, 1994.

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

+++ Incorporated by reference to the Registrant's Annual Report on form 10-K for the year ended December 31, 1998.