Form 10-Q
period 1999-06-30
MILLS CORP
filed 1999-08-16
CIK 914713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

                       23,942,684 shares of Common Stock
                       $.01 par value, as of August 13, 1999

                              THE MILLS CORPORATION
                                    FORM 10-Q
                                      INDEX

PART I.   FINANCIAL INFORMATION                                            PAGE

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

          Consolidated Balance Sheets as of June 30, 1999
            and December 31, 1998.                                           1

          Consolidated Statements of Income for the
            Three Months Ended June 30, 1999 and June 30, 1998.              2

          Consolidated Statements of Income for the
            Six Months Ended June 30, 1999 and June 30, 1998                 3

          Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and June 30, 1998.                4

          Notes to Consolidated Financial Statements                         5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 24

Item 2.   Changes in Securities                                             24

Item 3.   Defaults Upon Senior Securities                                   24

Item 4.   Submission of Matters to Vote of Security Holders                 24

Item 5.   Other Information                                                 25

Item 6.   Exhibits and Reports on Form 8-K                                  25

Signature                                                                   26

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                              THE MILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    June 30, 1999            December 31, 1998
                                                                     (Unaudited)                  (Note)
                                                                  -----------------          -----------------

ASSETS
Income producing property:
    Land and land improvement                                        $   167,951                $   167,607
    Building and improvements                                            711,845                    705,638
    Furniture, fixtures and equipment                                     30,090                     28,004
    Less:  accumulated depreciation and amortization                    (227,126)                  (214,766)
                                                                     -----------                -----------
Total income producing property                                          682,760                    686,483

Land held for investment and/or sale                                      10,606                     10,606
Real estate development in progress                                       40,396                     28,987
Investment in unconsolidated joint ventures                              167,685                    145,980
                                                                     -----------                -----------
Total real estate and development assets                                 901,447                    872,056

Cash and cash equivalents                                                  1,347                     10,510
Restricted cash                                                           16,683                     13,422
Accounts receivable, net                                                  28,294                     23,017
Notes receivable                                                           6,270                      6,291
Deferred costs, net                                                       45,185                     44,000
Other assets                                                               3,737                      1,066
                                                                     -----------                -----------

TOTAL ASSETS                                                         $ 1,002,963                $   970,362
                                                                     ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable                                   $   834,055                $   782,182
Accounts payable and other liabilities                                    54,702                     55,210
                                                                     -----------                -----------
Total liabilities                                                        888,757                    837,392

Minority interest                                                         46,368                     54,052

STOCKHOLDERS' EQUITY
    Common stock $.01 par value, authorized 100,000,000
    shares, issued and outstanding 23,179,593 and 23,131,697
    shares in 1999 and 1998, respectively                                    231                        231
    Additional paid-in capital                                           439,448                    439,448
    Accumulated deficit                                                 (370,857)                  (359,404)
    Unamortized restricted stock award                                      (984)                    (1,357)
                                                                     -----------                -----------
    Total stockholders' equity                                            67,838                     78,918
                                                                     -----------                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 1,002,963                $   970,362
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

See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, except per share data)
                                   (Unaudited)

                                                                       Three                      Three
                                                                   Months Ended                Months Ended
                                                                   June 30, 1999              June 30, 1998
                                                                   -------------              -------------

REVENUES:
      Minimum rent                                                 $      25,948              $      25,036
      Percentage rents                                                       338                        233
      Recoveries from tenants                                             13,173                     12,109
      Other revenues                                                       1,756                      1,488
      Fee income                                                           2,662                      3,365
      Interest income                                                        482                        679
                                                                   -------------              -------------
                                                                          44,359                     42,910

EXPENSES:
      Recoverable from tenants                                            11,488                     10,517
      Other operating                                                      1,252                      1,238
      General and administrative                                           2,960                      2,578
      Interest expense                                                    11,647                     10,820
      Depreciation and amortization                                        8,776                      8,685
                                                                   -------------              -------------
                                                                          36,123                     33,838

Other income/(expense)                                                       519                        (43)
Equity in earnings of unconsolidated joint ventures                        2,643                        891
                                                                   -------------              -------------

Income before extraordinary item and minority interests                   11,398                      9,920

Extraordinary loss on debt extinguishment                                      -                       (422)
                                                                   -------------              -------------

Income before minority interests                                          11,398                      9,498

Minority interests                                                        (4,628)                    (3,870)
                                                                   -------------              -------------

Net income                                                         $       6,770              $       5,628
                                                                   =============              =============

Earnings Per Common Share - Basic:

Income before extraordinary item                                   $        0.29              $        0.26
                                                                   =============              =============

Extraordinary loss on extinguishment of debt                                   -                      (0.01)
                                                                   =============              =============

Net income per common share - basic                                $        0.29              $        0.25
                                                                   =============              =============

Earnings Per Common Share - Assuming Dilution:

Income before extraordinary item                                   $        0.29              $        0.25
                                                                   =============              =============

Extraordinary loss on extinguishment of debt                                   -                      (0.01)
                                                                   =============              =============

Net income per common share - assuming dilution                    $        0.29              $        0.24
                                                                   =============              =============

Dividends declared per common share                                $      0.5025              $      0.4875
                                                                   =============              =============


See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, except per share data)
                                   (Unaudited)

                                                                        Six                        Six
                                                                   Months Ended               Months Ended
                                                                   June 30, 1999              June 30, 1998
                                                                   -------------              -------------

REVENUES:
      Minimum rent                                                 $      51,965              $      49,573
      Percentage rents                                                       534                      1,399
      Recoveries from tenants                                             26,505                     24,173
      Other revenues                                                       3,421                      2,978
      Fee income                                                           5,990                      4,744
      Interest income                                                      1,536                      1,788
                                                                   -------------              -------------
                                                                          89,951                     84,655

EXPENSES:
      Recoverable from tenants                                            23,210                     20,900
      Other operating                                                      2,454                      2,707
      General and administrative                                           5,884                      4,984
      Interest expense                                                    22,770                     21,914
      Depreciation and amortization                                       17,393                     18,297
                                                                   -------------              -------------
                                                                          71,711                     68,802

Other income/(expense)                                                       340                        (86)
Equity in earnings of unconsolidated joint ventures                        3,660                      2,831
                                                                   -------------              -------------

Income before extraordinary item and minority interests                   22,240                     18,598

Extraordinary loss on debt extinguishment                                 (2,762)                      (422)
                                                                   -------------              -------------

Income before minority interests                                          19,478                     18,176

Minority interests                                                        (7,913)                    (7,428)
                                                                   -------------              -------------

Net income                                                         $      11,565              $      10,748
                                                                   =============              =============

Earnings Per Common Share - Basic:

Income before extraordinary item                                   $        0.57              $        0.48
                                                                   =============              =============

Extraordinary loss on extinguishment of debt                               (0.07)                     (0.01)
                                                                   =============              =============


Net income per common share - basic                                $        0.50              $        0.47
                                                                   =============              =============

Earnings Per Common Share - Assuming Dilution:

Income before extraordinary item                                   $        0.57              $        0.47
                                                                   =============              =============

Extraordinary loss on extinguishment of debt                               (0.07)                     (0.01)
                                                                   =============              =============

Net income per common share - assuming dilution                    $        0.50              $        0.46
                                                                   =============              =============

Dividends declared per common share                                $       1.005              $      0.9750
                                                                   =============              =============


See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                        Six                        Six
                                                                   Months Ended               Months Ended
                                                                   June 30, 1999              June 30, 1998
                                                                   -------------              -------------

OPERATING ACTIVITIES:
      Income before minority interests                             $      19,478              $      18,176
      Adjustments to reconcile income before minority interests
         to net cash provided by operating activities:
            Net accretion of note receivable                                (350)                      (350)
            Depreciation and amortization                                 17,393                     18,297
            Provision for losses on accounts receivable                      427                        109
            Equity in earnings of unconsolidated entities                 (3,660)                    (2,831)
            Amortization of restricted stock awards                          372                        453
            Extraordinary loss on debt extinguishment                      2,762                        422
            Other changes in assets and liabilities:
               (Increase)/decrease in accounts receivable                   (353)                     1,066
               Decrease in notes receivable                                  371                        399
               (Increase)in other assets                                  (3,137)                    (1,069)
               Increase in accounts payable and other liabilities            968                      3,038
                                                                   -------------              -------------
      Net cash provided by operating activities                           34,271                     37,710

INVESTING ACTIVITIES:
      Investment in real estate and development assets                   (56,828)                   (63,533)
      Distributions received from unconsolidated entities                 12,356                      9,743
      Deferred costs                                                      (4,373)                    (4,638)
                                                                   --------------             -------------
      Net cash used in investing activities                              (48,845)                   (58,428)

FINANCING ACTIVITIES:
      Proceeds from mortgages, notes and loans payable                   198,546                    135,055
      Repayments of mortgages, notes and loans payable                  (146,673)                  (101,095)
      Refinancing costs                                                   (4,593)                      (179)
      Restricted cash                                                     (3,261)                      (130)
      Dividends                                                          (23,306)                   (22,067)
      Distributions                                                      (15,302)                   (15,270)
      Proceeds from exercise of stock options                                 --                        250
                                                                   -------------              -------------
      Net cash provided by (used in) financing activities                  5,411                     (3,436)
                                                                   -------------              -------------

Net decrease in cash and cash equivalents                                 (9,163)                   (24,154)
Cash and cash equivalents at beginning of period                          10,510                     25,263
                                                                   -------------              -------------
Cash and cash equivalents at end of period                         $       1,347              $       1,109
                                                                   =============              =============

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized                 $      23,015              $      21,212
                                                                   =============              =============


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

     The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns, as of June 30, 1999, a 1% interest as the sole general partner and a 58.4% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion, and management of super-regional, retail and entertainment-oriented centers (the "Mills" and "Block" projects) and community shopping centers (the "Community Centers"). As of June 30, 1999, the Operating Partnership owns or holds an interest in the following operating properties:

            Mills                                                  Location (Metropolitan Market Served)
            -----                                                  -------------------------------------

            Franklin Mills                                         Philadelphia, PA
            Gurnee Mills                                           Gurnee, IL  (Chicago)
            Potomac Mills                                          Woodbridge, VA  (Washington, DC)
            Sawgrass Mills                                         Sunrise, FL  (Ft. Lauderdale)
            Ontario Mills                                          Ontario, CA (Los Angeles)
            Grapevine Mills                                        Dallas, TX (Dallas/Fort Worth)
            Arizona Mills                                          Tempe, AZ (Phoenix)
            The Oasis at Sawgrass                                  Sunrise, FL  (Ft. Lauderdale)
            Block
            -----
            The Block at Orange                                    Orange, CA (Los Angeles)


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

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly owned or controlled by the Operating Partnership as well as its wholly owned subsidiaries Mills Management L.L.C. ("Mills Management"), and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the MillsServices Corp. ("MSC"), an entity formed in connection with the Company's initial public offering to provide development, management, leasing and finance services to third-party companies and unconsolidated entities. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's interest in certain Mills and Block operating properties, as well as certain properties under development, are held through investment in partnerships that own Ontario Mills, Ontario
Mills Residual, Grapevine Mills, Grapevine Mills Residual, Arizona Mills, The Oasis at Sawgrass Mills, The Block of Orange, Concord Mills, Katy Mills, Opry Mills, Arundel Mills, Sugarloaf Mills, Vaughan Mills and Meadowlands Mills.
Such investments are accounted for using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

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

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                Three Months Ended          Six Months Ended
                                                                   June 30, 1999              June 30, 1999
                                                                   --------------             -------------

Numerator for basic earnings per share                             $       6,762              $      11,550
                                                                   =============              =============

Numerator for diluted earnings per share                           $       6,824              $      11,621
                                                                   =============              =============

Denominators:
Denominator for basic earnings
    per share -- weighted average shares                                  23,158                     23,155
                                                                   -------------              -------------
Outstanding unvested Restricted Stock Awards --
    weighted average shares                                                  (51)                       (71)
                                                                   -------------              -------------
Denominator for basic earnings per share --
    adjusted weighted average shares                                      23,107                     23,084
                                                                   -------------              -------------
Effect of dilutive securities:
Employee stock options and grants                                            462                        278
                                                                   -------------              -------------
Denominator for diluted earnings per
    share-adjusted weighted average shares                                23,640                     23,433
                                                                   =============              =============

Basic earnings per share                                           $        0.29              $        0.50
                                                                   =============              =============
Diluted earnings per share                                         $        0.29              $        0.50
                                                                   =============              =============

Limited partnership units in the Operating Partnership (15,844,084 outstanding at June 30, 1999 and December 31, 1998) may be exchanged for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

4. MINORITY INTERESTS

     Minority interests include the interests of unitholders in the Operating Partnership. The unitholders' interests are adjusted at each period end to reflect the ownership percentage at that particular time. The unitholders' interest were 40.60% and 40.65% at June 30, 1999 and December 31, 1998, respectively.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

5. INVESTMENT IN UNCONSOLIDATED ENTITIES

     Certain operating properties or properties under development are partially owned through joint ventures ("Joint Ventures") in which the Company is also a co-general and co-managing partner. The Company's interest in each Joint Venture is as follows:

                                                      Ownership %
           Joint Venture                          as of June 30, 1999
           -------------                          -------------------
           Ontario Mills                                 50.0%
           Grapevine Mills                               37.5%
           Arizona Mills                                 36.8%
           The Oasis of Sawgrass                         50.0%
           The Block at Orange                           50.0%
           Katy Mills                                    62.5%
           Concord Mills                                 37.5%
           Opry Mills                                    66.7%
           Meadowlands Mills  (1)                        66.7%
           Arundel Mills  (1)                            75.0%

     (1) The Company's ownership percentage for Meadowlands Mills and Arundel Mills will be 53.3% and 37.5%, respectively, when all joint venture partners have executed their respective partnership agreements.

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

     In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $194.6 million of Joint Venture debt, which includes $101.6 million of our joint venture partners' share of debt, until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The remaining aggregate amount of the special tax assessment is approximately $18.8 million and will be collected over a 25 year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Condensed combined balance sheets at June 30, 1999 and December 31, 1998 and results of operations for the six months ended June 30, 1999 and 1998 are presented below for all Joint Ventures.

                                                                              JUNE 30, 1999
                                                        Operating               Development               Total

Assets:
    Income producing property                          $   586,307              $     -                $   586,307
    Construction in progress                                 5,441                 355,657                 361,098
    Deferred costs, net                                    143,662                    -                    143,662
    Other                                                   83,946                  22,048                 105,994
                                                       -----------------------------------------------------------
                                                       $   819,356              $  377,705             $ 1,197,061
                                                       ===========================================================

Liabilities and partners' equity:
    Debt                                               $   602,011              $  125,996             $   728,007
    Other liabilities                                       50,479                  42,036                  92,515
    Operating Partnership's accumulated equity              22,076                  91,726                 113,802
    Joint Venture partners' accumulated equity             144,790                 117,947                 262,737
                                                       -----------------------------------------------------------
                                                       $   819,356              $  377,705             $ 1,197,061
                                                       ===========================================================


                                                                             DECEMBER 31, 1998
                                                        Operating               Development               Total

Assets:
    Income producing property                          $   522,174              $     -                $   522,174
    Construction in progress                                34,787                 264,434                 299,221
    Deferred costs, net                                    128,882                    -                    128,882
    Other                                                   79,562                  33,573                 113,135
                                                       -----------------------------------------------------------
                                                       $   765,405              $  298,007             $ 1,063,412
                                                       ===========================================================

Liabilities and partners' equity:
    Debt                                               $   546,726              $   36,570             $   583,296
    Other liabilities                                       57,476                  60,700                 118,176
    Operating Partnership's accumulated equity              23,761                  83,114                 106,875
    Joint Venture partners' accumulated equity             137,442                 117,623                 255,065
                                                       -----------------------------------------------------------
                                                       $   765,405              $  298,007             $ 1,063,412
                                                       ===========================================================


THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)


                                                                        SIX MONTHS ENDED JUNE 30, 1999
                                                        Operating               Development               Total
Revenues:
   Minimum rent                                        $    39,821              $       -              $    39,821
   Percentage rents                                            114                      -                      114
   Recoveries from tenants                                  16,258                      -                   16,258
   Other property revenues                                   3,118                      -                    3,118
   Interest income                                           2,502                     507                   3,009
                                                       -----------------------------------------------------------
     Total revenues                                         61,813                     507                  62,320

Expenses:
   Recoverable expenses                                     15,697                      -                   15,697
   Other property expenses                                   3,906                      8                   3,914
   Interest expense                                         18,206                      -                   18,206
   Depreciation and amortization                            17,203                      -                   17,203
                                                       -----------------------------------------------------------
      Total expenses                                        55,012                      8                   55,020

Other income/(expense)                                        -                      1,579                   1,579
                                                       -----------------------------------------------------------

Net income                                             $     6,801              $    2,078             $     8,879
                                                       ===========================================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures                 $     2,376              $    1,284             $     3,660
                                                       ===========================================================


                                                                        SIX MONTHS ENDED JUNE 30, 1998
                                                        Operating               Development               Total
Revenues:
   Minimum rent                                        $    28,847              $       -              $    28,847
   Percentage rents                                            615                      -                      615
   Recoveries from tenants                                  12,393                      -                   12,393
   Other property revenue                                    2,568                      -                    2,568
   Interest income                                           1,490                      44                   1,534
                                                       -----------------------------------------------------------
     Total revenues                                         45,913                      44                  45,957

Expenses:
   Recoverable expenses                                     11,555                      -                   11,555
   Other property expenses                                   2,749                      -                    2,749
   Interest expense                                         13,080                      -                   13,080
   Depreciation and amortization                            12,553                      -                   12,553
                                                       -----------------------------------------------------------
     Total expenses                                         39,937                      -                   39,937

Other income/(expense)                                       2,136                      -                    2,136

Net income                                             $     8,112              $       44             $     8,156
                                                       ===========================================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures                 $     2,831              $       -              $     2,831
                                                       ===========================================================

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

     The primary difference between the carrying value of the Company's investment in unconsolidated joint ventures and the Operating Partnership's accumulated equity noted above is due to capitalized interest on the investment balance and capitalized development and leasing costs which are recovered by the Operating Partnership through fees earned during construction and loans to the Joint Ventures included in other liabilities above.

6. REVENUE RECOGNITION

     The Company, as lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rent from income producing property is recognized on a straight-line basis over the terms of the respective leases. Commencing in the second quarter of 1998, percentage rents are recognized when tenants' sales have reached breakpoints stipulated in the respective leases. For periods prior to the second quarter of 1998, such rents were recognized on an accrual basis. The effect of implementation of this policy was a decrease in percentage rent for the six months ended June 30, 1999, which the Company expects to recognize as income in the fourth quarter of 1999.

7. DECLARATION OF DIVIDEND

     On May 18, 1999, the Company declared a dividend of $.5025 per share which was paid on July 27, 1999 to stockholders of record as of July 12, 1999.

THE MILLS CORPORATION
(Unaudited)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended June 30, 1999 to three months ended June 30, 1998.

Income before extraordinary item and minority interest for the three months ended June 30, 1999 increased by approximately $1.5 million, (14.9%) to $11.4 million as compared to the three months ended June 30, 1998. The increase was the result of an increase in revenues of approximately $1.4 million (3.4%), an increase in other income/(expense) of approximately $0.6 million (1307.0%) and an increase in equity in earnings of unconsolidated joint ventures of $1.8 million (196.6%) offset by an increase in expenses of approximately $2.3 million (6.8%).

Revenues:

Minimum rent for the three months ended June 30, 1999 increased approximately $0.9 million (3.6%) compared with the three months ended June 30, 1998. The increase was primarily due to additional rents obtained in connection with the Company's expansion and remerchandising efforts at Franklin Mills and Gurnee Mills as well as higher lease rates across the properties.

Recoveries from tenants for the three months ended June 30, 1999 increased $1.1 million (8.8%) compared to the three months ended June 30, 1998. The increase was primarily due to increases in recoverable operating costs for various projects.

Other property revenue for the three months ended June 30, 1999 increased $0.3 million (18.0%) compared with the three months ended June 30, 1998. The increase was primarily due to increases in tenant termination income at various properties in the portfolio and an increase in income related to the Company's pushcart program.

Fee income for the three months ended June 30, 1999 decreased $0.7 million (20.9%) compared with the three months ended June 30, 1998. Fee income for the three months ended June 30, 1999 is comprised of management fees of approximately $1.2 million and development, leasing and finance fees of approximately $1.5 million as compared to $0.8 million and $2.6 million, respectively, for the same period in 1998. The increase in management fees in 1999 was due to the opening of one Block project in the fourth quarter 1998 (The Block at Orange) and the opening of The Oasis at Sawgrass in the second quarter of 1999 from which the Company is earning management fees. The decrease in development, leasing and finance fees in 1999 was due to fees being earned from five projects in the second quarter of 1999 (The Block at Orange, Katy Mills, Concord Mills, Opry Mills and The Oasis at Sawgrass) versus six projects in the second quarter of 1998 (The Block at Orange, Grapevine Mills, Ontario Mills, Katy Mills, Concord Mills and The Oasis at Sawgrass).

Expenses:

Recoverable expenses for the three months ended June 30, 1999 increased $1.0 million (9.2%) compared with the three months ended June 30, 1998. The increase was primarily due to an increase in real estate taxes of $0.4 million at Sawgrass Mills and $0.1 million at each of the following projects: Potomac Mills, Gurnee Mills and Mount Prospect. Additionally, Potomac Mills had increased hard surface repair costs of $0.2 million.

General and administrative expenses for the three months ended June 30, 1999 increased $0.4 million (14.8%) compared with the three months ended June 30, 1998. The increase was primarily due to the increase in costs associated with the Company's retail operations and expanded operations (i.e. the opening of the Block at Orange and the Oasis at Sawgrass).

Interest expense for the three months ended June 30, 1999 increased $0.8 million (7.6%) compared with the three months ended June 30, 1998. The increase was due to the additional debt on the ten community centers that was refinanced in 1999 and the additional debt related to Sawgrass Mills that was obtained in June 1999 (see Liquidity and Capital Resources discussion).

Equity in earnings of unconsolidated joint ventures for the three months ended June 30, 1999 increased $1.8 million (196.6%) compared with the three months ended June 30, 1998. The increase was primarily due to a gain on a joint venture land sale in the second quarter of 1999 of $1.6 million of which the Company's share was $0.8 million and income earned at the Block at Orange and the Oasis at Sawgrass which commenced operations in the fourth quarter of 1998 and second quarter of 1999, respectively.

Extraordinary losses on debt extinguishments for the three months ended June 30, 1999 increased $0.4 million (100.0%) compared with the three months ended June 30, 1998. The increase was primarily due to the write-offs of prior unamortized loan costs in the second quarter of 1998 related to the refinancing of Sawgrass Mills Phase II and the refinancing of the Company's line of credit.

THE MILLS CORPORATION
(Unaudited)

Comparison of six months ended June 30, 1999 to six months ended June 30, 1998.

Income before extraordinary item and minority interest for the six months ended June 30, 1999 increased by approximately $3.6 million (19.6%), to $22.2 million as compared to the six months ended June 30, 1998. The increase was the result of an increase in revenues of approximately $5.3 million (6.3%), an increase in other income/(expense) of approximately $0.4 million (495.3%) and an increase in earnings of unconsolidated joint ventures of approximately $0.8 million (29.3%) offset by an increase in expenses of approximately $2.9 million (4.2%).

Revenues:

Minimum rent for the six months ended June 30, 1999 increased approximately $2.4 million (4.8%) compared with the six months ended June 30, 1998. The increase was primarily due to additional rents obtained in connection with the Company's expansion and remerchandising efforts at Franklin Mills and Gurnee Mills as well as higher lease rates across the properties. Also, the addition of two anchor tenants at the community centers contributed to the increase in minimum rents.

Percentage rents for the six months ended June 30, 1999 decreased approximately $0.9 million (61.8%) compared with the six months ended June 30, 1998. The decrease was due to the implementation in the second quarter of 1998 of a policy of not recognizing percentage rents until the tenant's sales have reached the break points stipulated in the respective leases. The Company expects to recognize the percentage rent as income in the fourth quarter 1999.

Recoveries from tenants for the six months ended June 30, 1999 increased $2.3 million (9.6%) compared to the six months ended June 30, 1998. The increase was primarily due to increases in recoverable operating costs for various projects.

Other property revenue for the six months ended June 30, 1999 increased $0.4 million (14.9%) compared to the six months ended June 30, 1998. The increase was primarily due to increases in tenant termination income at various properties in the portfolio and an increase in income related to the Company's pushcart program.

Fee income for the six months ended June 30, 1999 increased $1.2 million (26.3%) compared with the six months ended June 30, 1998. Fee income for the six months ended June 30, 1999 is comprised of management fees of approximately $2.2 million and development, leasing and finance fees of approximately $3.8 million as compared to $1.6 million and $3.2 million, respectively, for the same period in 1998. The increase in management fees in 1999 was due to the opening of one Block project in the fourth quarter 1998 (The Block at Orange) and the opening of The Oasis at Sawgrass in the second quarter of 1999 from which the Company is earning management fees. The increase in development, leasing and finance fees in 1999 was due to fees being earned from five projects in the first quarter of 1999 (The Block at Orange, Katy Mills, Concord Mills, Opry Mills and The Oasis at Sawgrass) versus three projects in the first quarter of 1998 (The Block at Orange, Grapevine Mills and Ontario Mills).

Expenses:

Recoverable expenses for the six months ended June 30, 1999 increased $2.3 million (11.1%) compared with the six months ended June 30, 1998. The increase was primarily due to an increase in real estate taxes of $0.7 million at Sawgrass Mills and $0.2 million at each of the following projects: Potomac Mills, Gurnee Mills and Mount Prospect. Additionally, Franklin Mills, Gurnee Mills, Potomac Mills and Mount Prospect had combined increased snow removal costs of $0.2 million and Potomac Mills had increased hard surface repair costs of $0.2 million.

Other operating expenses for the six months ended June 30, 1999 decreased $0.3 million (9.3%) compared with the six months ended June 30, 1998. The decrease was primarily due to a decrease in contribution to promotional programs of $0.2 million at Gurnee Mills.

General and administrative expenses for the six months ended June 30, 1999 increased $0.9 million (18.1%) compared with the six months ended June 30, 1998. The increase was primarily due to the increase in costs associated with the Company's retail operations and expanded operations (i.e. the opening of the Block at Orange and the Oasis at Sawgrass).

Interest expense for the six months ended June 30, 1999 increased $0.9 million (3.9%) compared with the six months ended June 30, 1998. . The increase was due to the additional debt burden on the ten community centers that was refinanced in 1999 and the additional debt related to Sawgrass Mills that was obtained in June 1999 (see Liquidity and Capital Resources discussion).

Depreciation and amortization expense for the six months ended June 30, 1999 decreased $0.9 million (4.9%) compared with the six months ended June 30, 1998. The decrease was primarily due to $0.6 million decrease in expense relating to assets reaching the end of their depreciable or amortizable lives at Gurnee Mills.

Other income/(expense) for the six months ended June 30, 1999 increased $0.4 million (495.3%) compared with the six months ended June 30, 1998. The increase was primarily due to a gain on a land sale at Franklin Mills.

Equity in earnings of unconsolidated joint ventures for the six months ended June 30, 1999 increased $0.8 million (29.3%) compared with the six months ended June 30, 1998. The increase was due to a gain on joint venture land sale in the second quarter of 1999 of $1.6 million of which the Company's share was $0.8 million and income earned at the Block at Orange and the Oasis at Sawgrass which commenced operations in the fourth quarter of 1998 and second quarter of 1999, respectively, The increase was partially offset by gains on joint venture land sales in the first quarter of 1998.

Extraordinary losses on debt extinguishments for the six months ended June 30, 1999 increased $2.3 million (554.5%) compared with the six months ended June 30, 1998. The increase was due to a prepayment penalty of $2.4 million that was paid with the refinancing of the community centers in the first quarter of 1999 plus the write-off of the related prior unamortized loan costs. The increase was partially offset by the 1998 write-offs of prior related unamortized loan costs associated the the Sawgrass Mills Phase II refinancing and the refinancing of the Company's line of credit.

THE MILLS CORPORATION
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company's balance of cash and cash equivalents was $1.3 million, not including its proportionate share of cash held in unconsolidated entities. In addition to its cash reserves, the Company had $46 million available under its line of credit. The terms of this facility are as follows:

                                                                                                         AMOUNT
                                  MATURITY/                                          TOTAL             OUTSTANDING
                                  ---------                                         FACILITY           AT 6/30/99
                                  EXTENSION      INTEREST RATE         TERMS        (000'S)             (000'S)
                                  ---------      -------------         -----        -------             -------

   Line of Credit.............     4/1/00        LIBOR + 1.50%     Interest Only   $  100,000         $   54,000
                                   4/1/01

     FINANCING ACTIVITIES. During 1999, the Company completed several financing and refinancing activities, extending the weighted average life of the Company's indebtedness to 4.9 years at June 30, 1999 (including funded construction and operating debt of the unconsolidated joint ventures), while maintaining investment-grade interest rates (6.99% weighted average interest rate for the Company's indebtedness and funded construction and operating debt of the unconsolidated joint ventures at June 30, 1999).

     On June 11, 1999, the Company entered into a non-recourse mezzanine loan agreement in the amount of $57 million secured by its equity interest in Sawgrass Mills. The proceeds were used to pay down the Company's line of credit by $40 million and fund development activities. The new loan is a non-amortizing loan with a repayment date of October 1, 2000. The interest rate is payable at a variable rate with a variable margin, which is LIBOR plus 4.75%.

     On March 31, 1999, the Katy Mills joint venture entered into a construction loan commitment in the amount of $168 million. The loan commitment matures on June 30, 2002 with a one year extension option. The interest rate is payable at a variable rate with a variable margin, which is LIBOR plus 2.00% at June 30, 1999. The Company guarantees 100% of the outstanding loan balance until specified debt service requirements based on historical operating data are fulfilled.

     On March 31, 1999, the Katy Mills joint venture entered into a tax increment financing bridge loan commitment in the amount of $25 million. The loan is used to bridge tax increment financing bonds. The loan commitment matures on June 30, 2001. The interest rate is payable at a variable rate with a variable margin at either the base rate (which is the greater of the prime rate or federal funds rate plus 2.75%) or LIBOR plus 2.75%. The Company guarantees the outstanding bridge loan balance. The loan was repaid in July, 1999.

     On February 4, 1999, the Company received a five year, $750 million capital commitment from Kan Am, a significant unit holder of the Operating Partnership and joint venture partner, to fund future development projects. Subject to terms and conditions, Kan Am will continue to fund certain project level capital as they have on several of the Company's prior projects. Approximately $300 million is to be funded in specifically identified development projects over the next two years including Katy Mills, Concord Mills, Arundel Mills and Sugarloaf Mills. In addition, Kan Am has agreed to work with the Company to identify such other projects, and to use best efforts to provide funding for such projects, in the approximate amount of $150 million in each of 2001, 2002 and 2003. Consistent with prior partnerships, Kan Am will fund 50% to 100% of a specific project's equity requirement and receive a percentage of ownership interest equal to half of the percentage of equity that they have funded, subject to further adjustment in parternships such as Meadowlands Mills Limited Partnership for certain carried interests.

     On January 27, 1999, the Company entered into a nonrecourse mortgage loan of $112.5 million for ten Community Centers. The proceeds were used to repay a prior mortgage loan of $81.8 million and to fund the Company's development equity requirements. This new indebtedness is a 30-year amortizing loan with an anticipated balloon repayment date of February 1, 2009. The loan bears a fixed interest rate of 7.30%.

     Effective October 28, 1996, the Company filed a universal shelf registration statement on Form S-3 to offer a maximum of $250.0 million of common stock, preferred stock and common stock warrants. Pursuant to this shelf registration, the Company sold a total of 5,325,000 shares of common stock in 1997 generating net proceeds of $121.8 million.

     At June 30, 1999, the Company had consolidated debt of approximately $834.1 million and gross unconsolidated joint venture debt of approximately $728.0 million. The Company's pro rata share of gross unconsolidated joint venture debt was $252.9 million (net of tax increment financing) at June 30, 1999. Of this amount, the Company guaranteed $93.0 million (additionally, the Company has guaranteed $101.6 million of our joint venture partners' share of debt). The Company's consolidated debt plus its pro rata share of gross unconsolidated joint venture debt totalled approximately $1.1 billion. Of this amount, $780.6 million was fixed rate debt and $306.4 was variable rate debt. Scheduled principal repayments of the Company's consolidated indebtedness and its pro rata share of gross unconsolidated joint venture debt through 2003 are $472.6 million with $614.4 million due thereafter. The Company and its partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances.

     The Company's EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to interest expense coverage ratio (including the Company's proportionate share of EBITDA and interest expense of unconsolidated joint ventures) was 2.67 and 2.77 at June 30, 1999 and June 30, 1998, respectively.

THE MILLS CORPORATION
(Unaudited)

     Development, Remerchandising and Expansion. The Company is involved in the following development, remerchandising and expansion efforts:

     The Company's most significant development efforts currently are focused on the development of seven projects: Katy Mills, Concord Mills, Opry Mills, Arundel Mills, Sugarloaf Mills, Vaughan Mills, and Meadowland Mills.

     Katy Mills and Concord Mills are scheduled to open in the second half of 1999. These projects will be financed principally with external borrowings and equity contributions from joint venture partners and the Operating Partnership. The Concord Mills joint venture has obtained a $199.0 million construction loan commitment and the Katy Mills joint venture has obtained a $168 million construction loan commitment for their respective projects. The Company anticipates that the Operating Partnership's equity requirements for Concord Mills and Katy Mills may total as much as $38.8 million in the aggregate, of which approximately $42.7 million had been funded as of June 30, 1999, representing an over-funding of $3.9 million. This over-funding, which resulted primarily from the admittance of Kan Am into Concord Mills joint venture in the fourth quarter of 1998, will be refunded in the second half of 1999 as Kan Am fulfills its equity requirements.

     Opry Mills and Arundel Mills are scheduled to open in 2000. The projects will be financed principally with external borrowings and equity contributions from joint venture partners and the Operating Partnership. The Company anticipates that the Operating Partnership's equity requirements for Opry Mills and Arundel Mills may total as much as $67.5 million of which $20.6 million has been funded as of June 30, 1999. Opryland Attractions, Inc. contributed an interest in land to the Opry Mills joint venture and received capital account credit of $25.0 million. The remaining project costs are expected to be financed through construction loans. Opry Mills broke ground on October 5, 1998 and Arundel Mills broke ground on July 15, 1999.

     Jointly with Kan Am, the Company entered into a several purchase agreements to acquire an approximate 225-acre site located near Atlanta, Georgia for the Sugarloaf Mills project. The first assemblage of land, approximately 63 acres, was acquired on June 30, 1999. The Company anticipates closing on the remainder of the site during the second half of 1999 and January 2000, with construction commencing in 2000. Sugarloaf Mills is targeted to open in 2001. Kan Am will fund all the required equity for this project and the remaining project costs are expected to be financed through a construction loan. At June 30, 1999, the Company had funded $12.5 million which was refunded by Kan Am in the third quarter of 1999.

     In February 1998, the Company announced that it had secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed outside the United States. The project will be developed through a joint venture with Cambridge Shopping Centres Limited of Toronto. The Company has begun the land assemblage and is targeting a 2001 opening date.

     The Company has acquired a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan (SAMP) for the Meadowlands area was published in the Federal Register on April 22, 1999. The guidelines proposal in the SAMP would, upon their anticipated adoption in the third quarter of 1999, permit development of 1.5 million square feet of gross leasable area (GLA) for Meadowlands Mills. The project would be developed on an entitled site of 90.5 acres plus roads and retention facilities. Upon procurement of all necessary entitlements it is anticipated that the project will be developed by a joint venture formed among the Operating Partnership, Kan Am, Empire Ltd., and Bennett S. Lazare, an individual affiliated with the Empire Ltd. The Company has targeted Meadowlands Mills for a 2002 opening.

The Company anticipates that the Operating Partnership's total required equity for Meadowlands Mills and Vaughan Mills may exceed $60 million of which approximately $36.6 million had been funded as of June 30, 1999. The Company is currently negotiating arrangements to obtain the balance of such equity requirements, but these arrangements are subject to certain matters outside the control of the Company.

     In addition to the above, the Company is also conducting due diligence on several other proposed sites for its Mills and Block projects, including sites in San Francisco, California; Sacramento, California; North Aurora, Illinois (Chicago); Atlanta, Georgia; Cleveland, Ohio; Denver, Colorado; Philadelphia, Pennsylvania; South Weymouth, Massachusetts (Boston) and Tampa, Florida. The Company is also continuing to evaluate various prospective international sites with a concentrated focus on Western Europe as well as other domestic sites for other Mills-type projects and for the Company's new "Block" project format.

     The Company is in the process of expanding and/or remerchandising Potomac Mills, Sawgrass Mills, Franklin Mills, Gurnee Mills and Ontario Mills. The costs of these expansion and remerchandising programs is estimated at $169.5 million. At June 30, 1999, approximately $113.8 million had been spent on these projects and it is anticipated that an additional $7l.2 million will be spent during the next two years. Of the estimated costs of $169.5 million, $79.6 million will be financed with external sources and $89.9 million will be funded by the Operating Partnership. At June 30, 1999, the Operating Partnership had funded $64.2 million of the required equity to finance those programs.

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

CASH FLOWS

     Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998. Net cash provided by operating activities decreased approximately $3.4 million (9.1%) to $34.3 million for the six months ended June 30, 1999 as compared to $37.7 million for the six months ended June 30, 1998. Net cash used in investing activities decreased approximately $9.6 million (16.4%) to $48.8 million for the six months ended June 30, 1999, as compared to $58.4 million for the six months ended June 30, 1998, primarily as a result of decreased expenditures for real estate and development assets and advances to certain joint ventures and an increase in distributions received from unconsolidated entities. Net cash provided by financing activities increased approximately $8.8 million (257.5%) to $5.4 million for the six months ended June 30, 1999 as compared to ($3.4) million for the six months ended June 30, 1998. The increase was primarily due to the refinancing of ten community centers.

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

THE MILLS CORPORATION
(Unaudited)

FFO for the six months ended June 30, 1999 increased to $43.3 million compared to $39.9 million for the comparable period in 1998. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:

==================================================================================================================
                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                                 --------                           --------
------------------------------------------------------------------------------------------------------------------
                                                          1999             1998         1999             1998
                                                          ----             ----         ----             ----
                                                          (Dollars in thousands)        (Dollars in thousands)

Funds from operations calculation:
  Income before extraordinary item and minority
    interest...................................        $  11,398        $   9,920      $  22,240        $  18,598
  Adjustments:
    Add: Depreciation and amortization of real
      estate assets............................            7,774            7,810         15,488           16,369
    Add: Real estate depreciation and
      amortization of unconsolidated entities              2,836            2,555          5,584            4,889
                                                       ---------        ---------      ---------        ---------
  Funds from operations........................        $  22,008        $  20,285      $  43,312        $  39,856
                                                       ---------        ---------      ---------        ---------
=================================================================================================================


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

THE MILLS CORPORATION
(Unaudited)

STATE OF READINESS

A.  The Project Plan

     The Company has developed a Year 2000 Compliance Assessment and Remediation Project Plan (the "Project Plan") for the purpose of identifying, understanding and addressing the issues associated with the Y2K problem. The Project Plan involves three phases: Phase I (which has been implemented) involved establishing a team of Company personnel and outside consultants who would provide the technical expertise, temporary human resources and project management skills necessary to execute the Plan; Phase II (which has been implemented with respect to corporate systems and which is near completion with respect to the Company's properties) focuses on inventory (i.e. identifying hardware, software, and critical embedded/3rd-party systems) and assessment of Company information technology and telecommunications systems; and Phase III (which is currently being implemented) involve the repair or replacement of non-compliant hardware, software and embedded systems, if required.

B. Readiness of Properties

     The Company has sought assurances for Year 2000 compliance from its vendors, contractors, lenders and tenants through questionnaires, and to date, no material issues have been noted in responses received. The Company has conducted testing and verification at the majority of its operating properties, with particular attention paid to life safety and building automation systems. Such testing has revealed no material Year 2000 concerns, and items that are not compliant are in the process of being upgraded or repaired. With respect to properties currently under construction, the Company is seeking assurances for Year 2000 compliance from its general contractors that building systems will be compliant, and as the life safety and building automation systems are CPU-driven, such systems will be tested at start-up to confirm compliance.

C.  Corporate, Financial and Accounting Systems

     The Company has assessed its exposure with respect to its accounting and management software. Specifically, a new general ledger system has been installed which is fully Y2K compliant in the first quarter 1999. The Company has also developed its own Y2K compliant software package for its tenant ledger system that was installed in 1998. The Company's payroll service provider has recently received its ITAA*2000 certification.

COSTS

     While testing is still occurring at certain of the properties, the Company believes that the Y2K issue will not pose significant costs and does not expect remediation expenditures to exceed $50,000 in the aggregate. In addition, the Company believes that with the implementation of the new financial and accountings systems, planned and completed, the Y2K issue will not pose significant operational issue or costs. Total cost of remediation for these corporate systems is not expected to exceed $500,000. However, the costs of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party Y2K readiness and other factors.

RISK ASSESSMENT

     Based on the information the Company has received to date, the Company does not believe that the impact of the Y2K problem will have a material adverse effect on its financial condition and results of operations. Moreover, because the Company's major source of income is rental payments under long term leases, the failure of key information systems is not expected to have a material adverse effect on the Company's financial condition and results of operations. Even if the Company experienced problems with its information systems, the payment of rent under the leases would not be excused.

     Should any of the Company's lenders, manufacturers, vendors or suppliers cease to conduct business due to Y2K related problems, the Company is prepared to contract with alternate providers without experiencing any material adverse effect on its financial condition and results of operations. With regard to tenants, the Company is currently contacting tenants in order to assess the risk of tenants' failure to operate due to the Y2K problem and the possible effect on the Company's rental income, if any.

CONTINGENCY PLANS

     Given the low risk of substantial Y2K issues affecting the Company or its properties, the need for contingency plans have been minimized. With respect to the Company's properties, building automated and life safety systems contain manual override options which may be utilized in the event of a system failure. Additional security personnel will be on staff on December 31st/January 1st, and such staff will have backup cellular service and radio communication available. Key management personnel will also be on-site at each of the properties that night, and will have obtained an emergency contact name at the public utilities (electric, water and gas). In the event of a power grid failure, back-up generators may be used to temporarily power the properties' control rooms and mall management offices.

THE MILLS CORPORATION
(Unaudited)


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        None


ITEM 2. CHANGES IN SECURITIES
        None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS
        None


        The Annual Meeting of the Shareholders of The Mills Corporation was held on May 18, 1999. The following is a tabulation of the voting for each proposal presented at the Annual Meeting and a listing of Directors whose term of office as Directors continued after the meeting.

        Proposal 1: ( to elect directors to a term expiring upon the date of the Annual Shareholders Meeting in the year 2002):

                CONTINUING DIRECTORS          TERM
                --------------------         EXPIRES
                                             -------
                James C. Braithwaite          2001
                James F. Dausch               2001
                Joseph B. Gildenhorn          2001
                Harry H. Nick                 2001
                Robert P. Pincus              2001
                Charles R. Black, Jr.         2000
                Dietrich von Boetticher       2000
                John M. Ingram                2000
                Peter B. McMillan             2000

                DIRECTORS STANDING            TERM                     VOTES
                   FOR ELECTION              EXPIRES    VOTES FOR     WITHHELD
                ------------------           -------    ---------     --------

                Franz von Perfall             2002      20,397,428    160,879
                Cristina L. Rose              2002      20,387,592    170,716
                Laurence C. Siegel            2002      20,404,346    153,346

        Nominees required a favorable vote of a plurality of the shares of Common Stock present and entitled to vote, in person or by proxy, at the meeting, accordingly, all members standing for re-election were elected.

        Proposal 2: (to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31,
        1999):

               Votes for:              20,431,529
               Votes against:              49,413
               Votes withheld:             77,365


ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The Exhibit Index attached hereto is hereby incorporated by reference to these items.

        Report on Form 8-K was filed by the Company on June 18, 1999 to report certain operational information concerning the Company and the properties owned or managed by it as of March 31, 1999. No other reports on Form 8-K were filed by registrant for the applicable quarter covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               THE MILLS CORPORATION

August 13, 1999                :    /s/  Kenneth R. Parent
---------------------          --------------------------------------------
(Date)                         Kenneth R. Parent
                               Executive Vice President, Finance
                               and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                              THE MILLS CORPORATION
                                  EXHIBIT INDEX

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

** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended June 30, 1994.

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