Form 10-Q
period 1999-09-30
MILLS CORP
filed 1999-11-15
CIK 914713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

                        23,942,684 shares of Common Stock
                     $.01 par value, as of November 11, 1999

                              THE MILLS CORPORATION
                                    FORM 10-Q
                                      INDEX


PART I.      FINANCIAL INFORMATION                                                                 PAGE
             ---------------------                                                                 ----

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                  Consolidated Balance Sheets as of September 30, 1999                              1
                     and December 31, 1998.

                  Consolidated Statements of Income for the                                         2
                     Nine Months Ended September 30, 1999 and September 30, 1998.

                  Consolidated Statements of Income for the                                         3
                     Nine Months Ended September 30, 1999 and September 30, 1998.

                  Consolidated Statements of Cash Flows for the                                     4
                     Nine Months Ended September 30, 1999 and September 30, 1998.

                  Notes to Consolidated Financial Statements                                        5

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     12

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        N/A

PART II.    OTHER INFORMATION
            -----------------

Item 1.           Legal Proceedings                                                                 24

Item 2.           Changes in Securities                                                             24

Item 3.           Defaults Upon Senior Securities                                                   24

Item 4.           Submission of Matters to Vote of Security Holders                                 24

Item 5.           Other Information                                                                 25

Item 6.           Exhibits and Reports on Form 8-K                                                  25

Signature                                                                                           26

Certain matters discussed in this Form 10-Q and the information incorporated by reference herein contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") relating to, without limitation, future economic performance, plans and objectives of management for future operations (including Year 2000 compliance), projections of revenue and other financial items, demographic projections and federal income tax consequences, which can be identified by the use of forward-looking terminology such as "may," "will," "except," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements. These risks and uncertainties include those set forth in the Company's annual report on Form 10-K and other SEC filings.

PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                              THE MILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                 September 30, 1999     December 31,1998
                                                                     (Unaudited)             (Note)
                                                                 ------------------     -----------------

ASSETS
Income producing property:
      Land and land improvement                                      $   167,951         $   167,607
      Building and improvements                                          716,109             705,638
      Furniture, fixtures and equipment                                   31,137              28,004
      Less:  accumulated depreciation and amortization                  (233,022)           (214,766)
                                                                     -----------         -----------
Total income producing property                                          682,175             686,483

Land held for investment and/or sale                                      10,606              10,606
Real estate development in progress                                       33,290              28,987
Investment in unconsolidated joint ventures                              203,499             145,980
                                                                     -----------         -----------
Total real estate and development assets                                 929,570             872,056

Cash and cash equivalents                                                  8,566              10,510
Restricted cash                                                           18,732              13,422
Accounts receivable, net                                                  23,907              23,017
Notes receivable                                                           6,114               6,291
Deferred costs, net                                                       42,420              44,000
Other assets                                                               3,142               1,066
                                                                     -----------         -----------

TOTAL ASSETS                                                         $ 1,032,451         $   970,362
                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable                                   $   871,932         $   782,182
Accounts payable and other liabilities                                    53,267              55,210
                                                                     -----------         -----------
Total liabilities                                                        925,199             837,392

Minority interest                                                         43,546              54,052

STOCKHOLDERS' EQUITY
      Common stock $.01 par value, authorized 100,000,000
      shares, issued and outstanding 23,179,593 and 23,131,697
      shares in 1999 and 1998, respectively                                  231                 231
      Additional paid-in capital                                         439,448             439,448
      Accumulated deficit                                               (375,046)           (359,404)
      Unamortized restricted stock award                                    (927)             (1,357)
                                                                     -----------         -----------
      Total stockholders' equity                                          63,706              78,918
                                                                     -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 1,032,451         $   970,362
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

See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, except per share data)
                                   (Unaudited)



                                                                Three                      Three
                                                            Months Ended               Months Ended
                                                         September 30, 1999         September 30, 1998
                                                         ------------------         ------------------

REVENUES:
      Minimum rent                                            $ 25,787                   $ 25,229
      Percentage rents                                             599                        573
      Recoveries from tenants                                   13,254                     12,361
      Other revenues                                             2,307                      1,972
      Fee income                                                 3,330                      3,006
      Interest income                                              589                        542
                                                              --------                   --------
                                                                45,866                     43,683

EXPENSES:
      Recoverable from tenants                                  11,424                     11,121
      Other operating                                            1,279                      1,288
      General and administrative                                 3,293                      2,311
      Interest expense                                          11,781                     11,146
      Depreciation and amortization                              8,786                      9,114
                                                              --------                   --------
                                                                36,563                     34,980

Other income/(expense)                                            (220)                      (454)
Equity in earnings of unconsolidated joint ventures              3,513                      1,330
                                                              --------                   --------

Income before extraordinary item and minority interests         12,596                      9,579
Equity in extraordinary losses on debt extinguishments
  of unconsolidated joint ventures                                   -                       (673)
                                                              --------                   --------
Income before minority interests                                12,596                      8,906

Minority interests                                              (5,115)                    (3,621)
                                                              --------                   --------

Net income                                                    $  7,481                   $  5,285
                                                              ========                   ========

Earnings Per Common Share - Basic:

Income before extraordinary item                              $   0.32                   $   0.24
                                                              ========                   ========

Extraordinary loss on extinguishment of debt                         -                      (0.01)
                                                              ========                   ========

Net income per common share - basic                           $   0.32                   $   0.23
                                                              ========                   ========

Earnings Per Common Share - Assuming Dilution:

Income before extraordinary item                              $   0.32                   $   0.24
                                                              ========                   ========

Extraordinary loss on extinguishment of debt                         -                      (0.01)
                                                              ========                   ========

Net income per common share - assuming dilution               $   0.32                   $   0.23
                                                              ========                   ========

Dividends declared per common share                           $ 0.5025                   $ 0.4875
                                                              ========                   ========


See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, except per share data)
                                   (Unaudited)



                                                                   Nine                       Nine
                                                              Months Ended               Months Ended
                                                           September 30, 1999         September 30, 1998
                                                          -------------------         ------------------

REVENUES:
      Minimum rent                                            $  77,752                  $  74,802
      Percentage rents                                            1,133                      1,972
      Recoveries from tenants                                    39,759                     36,534
      Other revenues                                              5,728                      4,950
      Fee income                                                  9,320                      7,750
      Interest income                                             2,125                      2,330
                                                              ---------                  ---------
                                                                135,817                    128,338

EXPENSES:
      Recoverable from tenants                                   34,634                     32,021
      Other operating                                             3,733                      3,995
      General and administrative                                  9,177                      7,295
      Interest expense                                           34,551                     33,060
      Depreciation and amortization                              26,179                     27,411
                                                              ---------                  ---------
                                                                108,274                    103,782

Other income/(expense)                                              120                       (540)
Equity in earnings of unconsolidated joint ventures               7,173                      4,161
                                                              ---------                  ---------

Income before extraordinary item and minority interests          34,836                     28,177

Extraordinary loss on debt extinguishments                       (2,762)                      (422)
Equity in extraordinary losses on debt extinguishments
  of unconsolidated joint ventures                                    -                       (673)
                                                              ---------                  ---------

Income before minority interests                                 32,074                     27,082

Minority interests                                              (13,028)                   (11,049)
                                                              ---------                  ---------

Net income                                                    $  19,046                  $  16,033
                                                              =========                  =========

Earnings Per Common Share - Basic:

Income before extraordinary item                              $    0.89                  $    0.72
                                                              =========                  =========

Extraordinary loss on extinguishment of debt                      (0.07)                     (0.02)
                                                              =========                  =========

Net income per common share - basic                           $    0.82                  $    0.70
                                                              =========                  =========

Earnings Per Common Share - Assuming Dilution:

Income before extraordinary item                              $    0.89                  $    0.71
                                                              =========                  =========

Extraordinary loss on extinguishment of debt                      (0.07)                     (0.02)
                                                              =========                  =========

Net income per common share - assuming dilution               $    0.82                  $    0.69
                                                              =========                  =========

Dividends declared per common share                           $  1.5075                  $  1.4625
                                                              =========                  =========


See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                                           Nine                       Nine
                                                                       Months Ended               Months Ended
                                                                    September 30, 1999         September 30, 1998
                                                                    ------------------         ------------------

OPERATING ACTIVITIES:
      Income before minority interests                                  $  32,074                  $  27,082
      Adjustments to reconcile income before minority interests
         to net cash provided by operating activities:
            Net accretion of note receivable                                 (525)                      (525)
            Depreciation and amortization                                  26,179                     27,411
            Provision for losses on accounts receivable                       315                        187
            Proceeds from land sale                                           800                         --
            (Gain)/loss on sale of land                                      (728)                        --
            Equity in earnings of unconsolidated entities                  (7,173)                    (4,161)
            Amortization of restricted stock awards                           429                        568
            Extraordinary loss on debt extinguishment                       2,762                        422
            Equity in extraordinary losses on debt extinguishment
              of unconsolidated joint ventures                                 --                        673
            Other changes in assets and liabilities:
               (Increase)/decrease in accounts receivable                    (349)                     1,863
               Decrease in notes receivable                                   702                        665
               (Increase)/decrease in other assets                           (758)                       333
               Increase in accounts payable and other liabilities             240                      4,189
                                                                        ---------                  ---------
      Net cash provided by operating activities                            53,968                     58,707

INVESTING ACTIVITIES:
      Investment in real estate and development assets                    (88,397)                   (89,218)
      Distributions received from unconsolidated entities                  15,071                     14,607
      Deferred costs                                                       (4,216)                    (6,185)
                                                                        ---------                  ---------
      Net cash used in investing activities                               (77,542)                   (80,796)

FINANCING ACTIVITIES:
      Proceeds from mortgages, notes and loans payable                    255,443                    176,078
      Repayments of mortgages, notes and loans payable                   (165,692)                  (122,978)
      Refinancing costs                                                    (4,593)                    (1,019)
      Restricted cash                                                      (5,310)                       813
      Dividends                                                           (35,337)                   (33,334)
      Distributions                                                       (22,881)                   (22,997)
      Proceeds from exercise of stock options                                  --                      1,025
                                                                        ---------                  ---------
      Net cash provided by (used in) financing activities                  21,630                     (2,412)
                                                                        ---------                  ---------

Net decrease in cash and cash equivalents                                  (1,944)                   (24,501)
Cash and cash equivalents at beginning of period                           10,510                     25,263
                                                                        ---------                  ---------
Cash and cash equivalents at end of period                              $   8,566                  $     762
                                                                        =========                  =========

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized                      $  33,608                  $  31,983
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

            The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns, as of September 30, 1999, a 1% interest as the sole general partner and a 58.4% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of super-regional, retail and entertainment-oriented centers (the "Mills" and "Block" projects) and community shopping centers (the "Community Centers"). As of September 30, 1999, the Operating Partnership owns or holds an interest in the following operating properties:

             Mills                                           Location (Metropolitan Market Served)
             -----                                           -------------------------------------

            Franklin Mills                                   Philadelphia, PA  (Philadelphia)
            Gurnee Mills                                     Gurnee, IL  (Chicago)
            Potomac Mills                                    Woodbridge, VA  (Washington, DC)
            Sawgrass Mills                                   Sunrise, FL  (Ft. Lauderdale)
            Ontario Mills                                    Ontario, CA (Los Angeles)
            Grapevine Mills                                  Dallas, TX (Dallas/Fort Worth)
            Arizona Mills                                    Tempe, AZ (Phoenix)
            The Oasis at Sawgrass                            Sunrise, FL (Ft. Lauderdale)
            Concord Mills                                    Concord, NC  (Charlotte)

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

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

BASIS OF PRESENTATION

            The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

            The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly owned or controlled by the Operating Partnership as well as its wholly owned subsidiaries Mills Management L.L.C. ("Mills Management") and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the MillsServices Corp. ("MSC"), an entity formed in connection with the Company's initial public offering to provide development, management, leasing and finance services to third-party companies and unconsolidated entities. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's interest in certain Mills and Block operating properties, as well as certain properties under development, are held through investment in partnerships that own Ontario Mills, Ontario Mills Residual, Grapevine Mills, Grapevine Mills Residual, Arizona Mills, The Oasis at Sawgrass, The Block of Orange, Concord Mills, Katy Mills, Opry Mills, Arundel Mills, Sugarloaf Mills, Vaughan Mills and Meadowlands Mills. Such investments are accounted for using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

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

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                 Three Months Ended                 Nine Months Ended
                                                 September 30, 1999                 September 30, 1999
                                                 ------------------                 ------------------

Numerator for basic earnings per share                $  7,470                           $ 19,015
                                                      ========                           ========

Numerator for diluted earnings per share              $  7,529                           $ 19,145
                                                      ========                           ========

Denominators:
Denominator for basic earnings
    per share -- weighted average shares                23,180                             23,163
                                                      --------                           --------
Outstanding unvested Restricted Stock Awards --
    weighted average shares                                (93)                               (93)
                                                      --------                           --------
Denominator for basic earnings per share --
    adjusted weighted average shares                    23,087                             23,070
                                                      --------                           --------
Effect of dilutive securities:
Employee stock options and grants                          361                                297
                                                      --------                           --------
Denominator for diluted earnings per
    share-adjusted weighted average shares              23,541                             23,460
                                                      ========                           ========

Basic earnings per share                              $   0.32                           $   0.82
                                                      ========                           ========
Diluted earnings per share                            $   0.32                           $   0.82
                                                      ========                           ========

Limited partnership units in the Operating Partnership (15,844,084 outstanding at September 30, 1999 and December 31, 1998) may be exchanged for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

4.  MINORITY INTERESTS

            Minority interests include the interests of unitholders in the Operating Partnership. The unitholders' interests are adjusted at each period end to reflect the ownership percentage at that particular time. The unitholders' interest were 40.60% and 40.65% at September 30, 1999 and December 31, 1998, respectively.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

5. INVESTMENT IN UNCONSOLIDATED ENTITIES

            Certain operating properties or properties under development are partially owned through joint ventures ("Joint Ventures") in which the Company is also a co-general and co-managing partner. The Company's interest in each Joint Venture is as follows:

                                                                                  Ownership %
                        Joint Venture                                   as of September 30, 1999
                        -------------                                   ------------------------
                        Ontario Mills                                              50.0%
                        Grapevine Mills                                            37.5%
                        Arizona Mills                                              36.8%
                        The Oasis at Sawgrass                                      50.0%
                        The Block at Orange                                        50.0%
                        Concord Mills                                              37.5%
                        Katy Mills                                                 62.5%
                        Opry Mills                                                 66.7%
                        Arundel Mills  (1)                                         75.0%
                        Meadowlands Mills  (1)                                     66.7%
                        Sugarloaf Mills                                            50.0%

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

            In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $208.1 million of Joint Venture debt, which includes $80.5 million of our joint venture partners' share of debt, until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The remaining aggregate amount of the special tax assessment is approximately $18.8 million and will be collected over a 25 year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

Condensed combined balance sheets at September 30, 1999 and December 31, 1998 and results of operations for the nine months ended September 30, 1999 and 1998 are presented below for all Joint Ventures.

                                                                   SEPTEMBER 30, 1999
                                                      Operating       Development           Total
                                                      ---------       -----------           -----
ASSETS:
    Income producing property                        $  726,292       $        -       $  726,292
    Construction in progress                             18,168          353,229          371,397
    Deferred costs, net                                 198,463                -          198,463
    Other                                                77,818           21,956           99,774
                                                   ------------------------------------------------
                                                     $1,020,741       $  375,185       $1,395,926
                                                   ================================================

LIABILITIES AND PARTNERS' EQUITY:
    Debt                                             $  756,520       $   92,803       $  849,323
    Other liabilities                                    50,972           68,592          119,564
    Operating Partnership's accumulated equity           37,413          105,888          143,301
    Joint Venture partners' accumulated equity          175,836          107,902          283,738
                                                   ------------------------------------------------
                                                     $1,020,741       $  375,185       $1,395,926
                                                   ================================================


                                                                   DECEMBER 31, 1998
                                                      Operating       Development           Total
                                                      ---------       -----------           -----
ASSETS:
    Income producing property                        $  522,174       $        -       $  522,174
    Construction in progress                             34,787          264,434          299,221
    Deferred costs, net                                 128,882                -          128,882
    Other                                                79,562           33,573          113,135
                                                   ------------------------------------------------
                                                     $  765,405       $  298,007       $1,063,412
                                                   ================================================

LIABILITIES AND PARTNERS' EQUITY:
    Debt                                             $  546,726       $   36,570       $  583,296
    Other liabilities                                    57,476           60,700          118,176
    Operating Partnership's accumulated equity           23,761           83,114          106,875
    Joint Venture partners' accumulated equity          137,442          117,623          255,065
                                                   ------------------------------------------------
                                                     $  765,405       $  298,007       $1,063,412
                                                   ================================================

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

                                                 NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                 Operating     Development     Total
                                                 ---------     -----------     -----
REVENUES:
    Minimum rent                                 $61,661    $        -       $61,661
    Percentage rents                                 198             -           198
    Recoveries from tenants                       24,912             -        24,912
    Other property revenues                        5,036             -         5,036
    Interest income                                4,609         2,350         6,959
                                                -------------------------------------
        Total revenues                            96,416         2,350        98,766

EXPENSES:
    Recoverable expenses                          24,006             -        24,006
    Other property expenses                        6,069             8         6,077
    Interest expense                              29,180             -        29,180
    Depreciation and amortization                 26,801             -        26,801
                                                -------------------------------------
        Total expenses                            86,056             8        86,064

Other income/(expense)                             2,801             -         2,801
                                                -------------------------------------

Net income                                       $13,161       $ 2,342       $15,503
                                                =====================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures           $ 5,141       $ 2,032       $ 7,173
                                                =====================================


                                                  NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                 Operating       Development       Total
                                                 ---------       -----------       -----
REVENUES:
    Minimum rent                                 $ 44,200      $        -       $ 44,200
    Percentage rents                                  501               -            501
    Recoveries from tenants                        18,614               -         18,614
    Other property revenue                          4,001               -          4,001
    Interest income                                 2,314             137          2,451
                                                ------------------------------------------
       Total revenues                              69,630             137         69,767

EXPENSES:
    Recoverable expenses                           17,372               -         17,372
    Other property expenses                         3,829               -          3,829
    Interest expense                               20,251               -         20,251
    Depreciation and amortization                  18,870               -         18,870
                                                ------------------------------------------
        Total expenses                             60,322               -         60,322

Other income/(expense)                              3,123               -          3,123
Extraordinary loss on debt extinguishment          (2,060)              -         (2,060)
                                                ------------------------------------------

Net income                                       $ 10,371        $    137       $ 10,508
                                                ==========================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures           $  3,488        $      -       $  3,488
                                                ==========================================

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

6.  REVENUE RECOGNITION

            The Company, as lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rent from income producing property is recognized on a straight-line basis over the terms of the respective leases. Commencing in the second quarter of 1998, percentage rents are recognized when tenants' sales have reached breakpoints stipulated in the respective leases. For periods prior to the second quarter of 1998, such rents were recognized on an accrual basis. The effect of implementation of this policy was a decrease in percentage rent for the nine months ended September 30, 1999, which the Company expects to recognize as income in the fourth quarter of 1999.

7.  DECLARATION OF DIVIDEND

            On September 21, 1999, the Company declared a dividend of $.5025 per share which was paid on October 26, 1999 to stockholders of record as of October 11, 1999.

THE MILLS CORPORATION
(Unaudited)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended September 30, 1999 to three months ended September 30, 1998.

Income before extraordinary item and minority interest for the three months ended September 30, 1999 increased by approximately $3.0 million (31.5%) to $12.6 million as compared to the three months ended September 30, 1998. The increase was the result of an increase in revenues of approximately $2.2 million (5.0%), an increase in other income/(expense) of approximately $0.2 million (51.5%) and an increase in equity in earnings of unconsolidated joint ventures of $2.2 million (164.1%) offset by an increase in expenses of approximately $1.6 million (4.5%).

Revenues:

Minimum rent for the three months ended September 30, 1999 increased approximately $0.6 million (2.5%) compared with the three months ended September 30, 1998. The increase was primarily due to additional rents obtained in connection with the Company's expansion and remerchandising efforts at Franklin Mills and Gurnee Mills as well as higher lease rates across the properties.

Recoveries from tenants for the three months ended September 30, 1999 increased $0.9 million (7.2%) compared to the three months ended September 30, 1998. The increase was primarily due to increases in recoverable operating costs for various projects.

Other property revenue for the three months ended September 30, 1999 increased $0.3 million (17.0%) compared with the three months ended September 30, 1998. The increase was primarily due to an increase in income related to the Company's pushcart program and increases in tenant termination income at various properties.

Fee income for the three months ended September 30, 1999 increased $0.3 million (10.8%) compared with the three months ended September 30, 1998. Fee income for the three months ended September 30, 1999 is comprised of management fees of approximately $1.1 million and development, leasing and finance fees of approximately $2.2 million as compared to $0.9 million and $2.1 million, respectively, for the same period in 1998. The increase in management fees in 1999 was due to the opening of one Block project in the fourth quarter 1998 (The Block at Orange) and the opening of The Oasis at Sawgrass in the second quarter of 1999 from which the Company is earning management fees.

Expenses:

Recoverable expenses for the three months ended September 30, 1999 increased $0.3 million (2.7%) compared with the three months ended September 30, 1998. The increase was primarily due to an increase in real estate taxes of $0.3 million at Sawgrass Mills and $0.1 million at Mount Prospect. Additionally, Potomac Mills had increased hard surface repair costs of $0.1 million. The increase was partially offset by a reduction in painting costs of $0.1 million at Franklin Mills and a reduction in hard surface repair costs of $0.1 million at Gurnee Mills.

General and administrative expenses for the three months ended September 30, 1999 increased $1.0 million (42.5%) compared with the three months ended September 30, 1998. The increase was primarily due to the increase in costs associated with the Company's retail operations and expanded operations (i.e., the opening of The Block at Orange, The Oasis at Sawgrass and Concord Mills).

Interest expense for the three months ended September 30, 1999 increased $0.6 million (5.7%) compared with the three months ended September 30, 1998. The increase was due to the additional debt on the ten community centers that was refinanced in 1999 and the additional debt related to Sawgrass Mills that was obtained in June 1999 (see Liquidity and Capital Resources discussion).

Equity in earnings of unconsolidated joint ventures for the three months ended September 30, 1999 increased $2.2 million (164.1%) compared with the three months ended September 30, 1998. The increase was primarily due to $1.7 million of interest income received related to tax increment financing on the Katy Mills joint venture and income earned at The Block at Orange, The Oasis at Sawgrass and Concord Mills which commenced operations in the fourth quarter of 1998, second quarter of 1999 and third quarter of 1999, respectively.

Depreciation and amortization expense for the three months ended September 30, 1999 decreased $0.3 million (3.6%) compared with the three months ended September 30, 1998. The decrease was primarily due to a decrease in expense relating to assets reaching the end of their depreciable or amortizable lives at Gurnee Mills.

Equity in extraordinary losses on debt extinguishment for the three months ended September 30, 1999 decreased $0.7 million (100.0%) compared with the three months ended September 30, 1998. The decrease was primarily due to the write-off of prior unamortized loan costs in the third quarter of 1998 related to the refinancing of Grapevine Mills.

THE MILLS CORPORATION
(Unaudited)

Comparison of nine months ended September 30, 1999 to nine months ended September 30, 1998.

Income before extraordinary item and minority interest for the nine months ended September 30, 1999 increased by approximately $6.7 million (23.6%) to $34.8 million as compared to the nine months ended September 30, 1998. The increase was the result of an increase in revenues of approximately $7.5 million (5.8%), an increase in other income/(expense) of approximately $0.7 million (122.2%) and an increase in equity in earnings of unconsolidated joint ventures of approximately $3.0 million (72.4%) offset by an increase in expenses of approximately $4.5 million (4.3%).

Revenues:

Minimum rent for the nine months ended September 30, 1999 increased approximately $2.9 million (3.9%) compared with the nine months ended September 30, 1998. The increase was primarily due to additional rents obtained in connection with the Company's expansion and remerchandising efforts at Franklin Mills and Gurnee Mills as well as higher lease rates across the properties.

Percentage rents for the nine months ended September 30, 1999 decreased approximately $0.8 million (42.5%) compared with the nine months ended September 30, 1998. The decrease was due to the implementation in the second quarter of 1998 of a policy of not recognizing percentage rents until the tenant's sales have reached the break points stipulated in the respective leases. The Company expects to recognize the percentage rent as income in the fourth quarter 1999.

Recoveries from tenants for the nine months ended September 30, 1999 increased $3.2 million (8.8%) compared to the nine months ended September 30, 1998. The increase was primarily due to increases in recoverable operating costs for various projects.

Other property revenue for the nine months ended September 30, 1999 increased $0.8 million (15.7%) compared to the nine months ended September 30, 1998. The increase was primarily due to an increase in income related to the Company's pushcart program and increases in tenant termination income at various properties.

Fee income for the nine months ended September 30, 1999 increased $1.6 million (20.3%) compared with the nine months ended September 30, 1998. Fee income for the nine months ended September 30, 1999 is comprised of management fees of approximately $3.2 million and development, leasing and finance fees of approximately $6.1 million as compared to $2.4 million and $5.3 million, respectively, for the same period in 1998. The increase in management fees in 1999 was due to the opening of one Block project in the fourth quarter 1998 (The Block at Orange) and the opening of The Oasis at Sawgrass in the second quarter of 1999 from which the Company is earning management fees. The increase in development, leasing and finance fees in 1999 was due to fees being earned from seven projects in 1999 (The Block at Orange, Katy Mills, Concord Mills, Opry Mills, The Oasis at Sawgrass, Ontario Mills and Grapevine Mills) versus five projects in 1998 (The Block at Orange, Grapevine Mills Katy Mills, Concord Mills and The Oasis at Sawgrass).

Expenses:

Recoverable expenses for the nine months ended September 30, 1999 increased $2.6 million (8.2%) compared with the nine months ended September 30, 1998. The increase was primarily due to an increase in real estate taxes of $1.0 million at Sawgrass Mills, $0.3 million at Mount Prospect and $0.2 million at each of Potomac Mills and Gurnee Mills. Additionally, Franklin Mills, Gurnee Mills, Potomac Mills and Mount Prospect had combined increased snow removal costs of $0.2 million and Potomac Mills had increased hard surface repair costs of $0.2 million.

Other operating expenses for the nine months ended September 30, 1999 decreased $0.3 million (7.6%) compared with the nine months ended September 30, 1998. The decrease was primarily due to a decrease in contribution to promotional programs of $0.2 million at Gurnee Mills.

General and administrative expenses for the nine months ended September 30, 1999 increased $1.9 million (25.8%) compared with the nine months ended September 30, 1998. The increase was primarily due to the increase in costs associated with the Company's retail operations and expanded operations (i.e., the opening of The Block at Orange, The Oasis at Sawgrass and Concord Mills).

Interest expense for the nine months ended September 30, 1999 increased $1.5 million (4.5%) compared with the nine months ended September 30, 1998. The increase was due to the additional debt burden on the ten community centers that was refinanced in 1999 and the additional debt related to Sawgrass Mills that was obtained in June 1999 (see Liquidity and Capital Resources discussion).

Depreciation and amortization expense for the nine months ended September 30, 1999 decreased $1.2 million (4.5%) compared with the nine months ended September 30, 1998. The decrease was primarily due to $0.9 million decrease in expense relating to assets reaching the end of their depreciable or amortizable lives at Gurnee Mills.

Other income/(expense) for the nine months ended September 30, 1999 increased $0.7 million (122.2%) compared with the nine months ended September 30, 1998. The increase was primarily due to a gain on a land sale at Franklin Mills.

Equity in earnings of unconsolidated joint ventures for the nine months ended September 30, 1999 increased $3.0 million (72.4%) compared with the nine months ended September 30, 1998. The increase was due to a gain on joint venture land sale in the second quarter of 1999 of $1.6 million of which the Company's share was $0.8 million and income earned at The Block at Orange, The Oasis at Sawgrass and Concord Mills which commenced operations in the fourth quarter of 1998, second quarter of 1999 and third quarter 1999, respectively. Also, the Company received $1.7 million of interest income related to tax increment financing on the Katy Mills joint venture.

Extraordinary losses on debt extinguishments for the nine months ended September 30, 1999 increased $2.3 million (554.5%) compared with the nine months ended September 30, 1998. The increase was due to a prepayment penalty of $2.4 million that was paid with the refinancing of the community centers in the first quarter of 1999 plus the write-off of the related prior unamortized loan costs. The increase was partially offset by the 1998 write-offs of prior related unamortized loan costs associated with the Sawgrass Mills Phase II refinancing and the refinancing of the Company's line of credit.

Equity in extraordinary losses on debt extinguishments for the nine months ended September 30, 1999 decreased $0.7 million (100.0%) compared with the nine months ended September 30, 1998. The decrease was primarily due to the Company's share of the write-off of prior unamortized loan costs in 1998 related to the refinancing of Grapevine Mills.

THE MILLS CORPORATION
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company's balance of cash and cash equivalents was $8.6 million, not including its proportionate share of cash held in unconsolidated entities. In addition to its cash reserves, the Company had $7 million available under its line of credit. The terms of this facility are as follows:


                                                                                                                 AMOUNT
                                                                                             TOTAL            OUTSTANDING
                                       MATURITY/                                            FACILITY           AT 9/30/99
                                       EXTENSION       INTEREST RATE          TERMS         (000'S)             (000'S)
                                       ---------       -------------          -----         -------             -------
Line of Credit....................      4/1/00         LIBOR + 1.50%      Interest Only     $  100,000          $   93,000
                                        4/1/01


            FINANCING ACTIVITIES. During 1999, the Company completed several financing and refinancing activities, extending the weighted average life of the Company's indebtedness to 4.7 years at September 30, 1999 (including funded construction and operating debt of the unconsolidated joint ventures), while maintaining investment-grade interest rates (7.05% weighted average interest rate for the Company's indebtedness and funded construction and operating debt of the unconsolidated joint ventures at September 30, 1999).

            On September 29, 1999, the Opry Mills joint venture entered into a construction loan agreement in the amount of $168 million. The loan commitment matures on October 1, 2002 with a one year extension option. The interest rate is payable at a variable rate with a variable margin, which is LIBOR plus 2.00% at September 30, 1999. The Company guarantees 100% of the outstanding loan balance until specified debt service requirements based on historical operating data are fulfilled.

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

            On March 31, 1999, the Katy Mills joint venture entered into a construction loan agreement in the amount of $168 million. The loan commitment matures on June 30, 2002 with a one year extension option. The interest rate is payable at a variable rate with a variable margin, which is LIBOR plus 2.00% at September 30, 1999. The Company guarantees 100% of the outstanding loan balance until specified debt service requirements based on historical operating data are fulfilled.

            On March 31, 1999, the Katy Mills joint venture entered into a tax increment financing bridge loan commitment in the amount of $25 million. The loan is used to bridge tax increment financing bonds. The loan commitment matures on June 30, 2001. The interest rate is payable at a variable rate with a variable margin at either the base rate (which is the greater of the prime rate or federal funds rate plus 2.75%) or LIBOR plus 2.75%. The Company guarantees the outstanding bridge loan balance. The loan was repaid in July 1999.

            On February 4, 1999, the Company received a five year, $750 million capital commitment from Kan Am, a significant unit holder of the Operating Partnership and joint venture partner, to fund future development projects. Subject to terms and conditions, Kan Am will continue to fund certain project level capital as they have on several of the Company's prior projects. Approximately $300 million is to be funded in specifically identified development projects over the next two years including Katy Mills, Concord Mills, Arundel Mills and Sugarloaf Mills. In addition, Kan Am has agreed to work with the Company to identify such other projects, and to use best efforts to provide funding for such projects, in the approximate amount of $150 million in each of 2001, 2002 and 2003. Consistent with prior partnerships, Kan Am will fund 50% to 100% of a specific project's equity requirement and receive a percentage of ownership interest equal to half of the percentage of equity that they have funded, subject to further adjustment in partnerships such as Meadowlands Mills Limited Partnership for certain carried interests.

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

            At September 30, 1999, the Company had consolidated debt of approximately $871.9 million and gross unconsolidated joint venture debt of approximately $849.3 million. The Company's pro rata share of gross unconsolidated joint venture debt was $296.9 million (net of tax increment financing) at September 30, 1999. Of this amount, the Company guaranteed $127.6 million (additionally, the Company has guaranteed $80.5 million of its joint venture partners' share of debt). The Company's consolidated debt plus its pro rata share of gross unconsolidated joint venture debt totalled approximately $1.2 billion. Of this amount, $778.9 million was fixed rate debt and $389.9 million was variable rate debt. Scheduled principal repayments of the Company's consolidated indebtedness and its pro rata share of gross unconsolidated joint venture debt through 2003 are $518.3 million with $650.5 million due thereafter. The Company and its partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances.

            The Company's EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to interest expense coverage ratio (including the Company's proportionate share of EBITDA and interest expense of unconsolidated joint ventures) was 2.73 and 2.70 at September 30, 1999 and September 30, 1998, respectively.

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

            Katy Mills opened on October 28, 1999. This project has been financed principally with external borrowings and equity contributions from joint venture partners and the Operating Partnership. The Katy Mills joint venture has obtained a $168 million construction loan commitment. The Company anticipates that the Operating Partnership's equity requirement for Katy Mills may total as much as $26.3 million. As of September 30, 1999, the Operating Partnership had contributed $29.9 million. The Company anticipates that $3.6 million will be returned to the Operating Partnership when Kan Am contributes additional funds pursuant to the joint venture partnership agreement.

            Opry Mills and Arundel Mills are scheduled to open in 2000. The projects will be financed principally with external borrowings and equity contributions from joint venture partners and the Operating Partnership. The Company anticipates that the Operating Partnership's equity requirements for Opry Mills and Arundel Mills may total as much as $70.0 million of which $37.0 million has been funded as of September 30, 1999. Opryland Attractions, Inc. contributed an interest in land to the Opry Mills joint venture and received capital account credit of $25.0 million. The remaining project costs are expected to be financed through construction loans. Opry Mills broke ground on October 5, 1998 and Arundel Mills broke ground on July 15, 1999.

            Jointly with Kan Am, the Company entered into several purchase agreements to acquire an approximate 225-acre site located near Atlanta, Georgia for the Sugarloaf Mills project. The first assemblage of land, approximately 63 acres, was acquired on September 30, 1999. The Company anticipates closing on the remainder of the site in February 2000, with construction commencing later in 2000. Surgarloaf Mills is targeted to open in 2001. Kan Am will fund all the required equity for this project and the remaining project costs are expected to be financed through a construction loan.

            In February 1998, the Company announced that it had secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed outside the United States. The project will be developed through a joint venture with Cambridge Shopping Centres Limited of Toronto. The Company has begun the land assemblage and is targeting a 2000 groundbreaking.

            The Company has acquired a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan (SAMP) for the Meadowlands area was published in the Federal Register on April 22, 1999. The guidelines proposal in the SAMP would, upon their anticipated adoption in the first quarter of 2000, permit development of 1.5 million square feet of gross leasable area (GLA) for Meadowlands Mills. The project would be developed on an entitled site of 90.5 acres plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by a joint venture formed among the Operating Partnership, Kan Am, Empire Ltd. and Bennett S. Lazare, an individual affiliated with the Empire Ltd. The Company has targeted Meadowlands Mills for a 2000 groundbreaking.

            The Company anticipates that the Operating Partnership's total required equity for Meadowlands Mills and Vaughan Mills may exceed $62.0 million, of which approximately $32.1 million had been funded as of September 30, 1999. The Company is currently negotiating arrangements to obtain the balance of such equity requirements, but these arrangements are subject to certain matters outside the control of the Company.

            In addition to the above, the Company is also conducting due diligence on several other proposed sites for its Mills and Block projects, including sites in Atlanta, Georgia; Cleveland, Ohio; Denver, Colorado; North Aurora, Illinois (Chicago); Sacramento, California; San Francisco, California; South Weymouth, Massachusetts (Boston); and Tampa, Florida. The Company is also continuing to evaluate various prospective international sites with a concentrated focus on Western Europe as well as other domestic sites for other Mills-type projects and for the Company's new "Block" project format.

            The Company is in the process of expanding and/or remerchandising Potomac Mills, Sawgrass Mills, Franklin Mills, Gurnee Mills and Ontario Mills. The costs of these expansion and remerchandising programs is estimated at $170 million. At September 30, 1999, approximately $133 million had been spent on these projects and it is anticipated that an additional $37 million will be spent during the next two years. Of the estimated costs of $170 million, $80 million will be financed with external sources and $90 million will be funded by the Operating Partnership. At September 30, 1999, the Operating Partnership had funded $69 million of the required equity to finance those programs.

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

CASH FLOWS

            Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998. Net cash provided by operating activities decreased approximately $4.7 million (8.1%) to $54.0 million for the nine months ended September 30, 1999 as compared to $58.7 million for the nine months ended September 30, 1998. The decrease was due to an increase in tenant billings and a decrease in accounts payable. Net cash used in investing activities decreased approximately $3.3 million (4.0%) to $77.5 million for the nine months ended September 30, 1999, as compared to $80.8 million for the nine months ended September 30, 1998, primarily as a result of decreased expenditures for deferred costs and an increase in distributions received from unconsolidated entities. Net cash provided by financing activities increased approximately $24.0 million (996.8%) to $21.6 million for the nine months ended September 30, 1999 as compared to ($2.4) million for the nine months ended September 30, 1998. The increase was primarily due to the refinancing of ten community centers and the additional debt related to Sawgrass Mills (see Liquidity and Capital Resources discussion).

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

THE MILLS CORPORATION
(Unaudited)


FFO for the nine months ended September 30, 1999 increased to $66.7 million compared to $60.1 million for the comparable period in 1998. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended          Nine Months Ended
                                                                     September 30,               September 30,
---------------------------------------------------------------------------------------------------------------------
                                                                   1999          1998          1999          1998
                                                                   ----          ----          ----          ----
                                                                 (Dollars in thousands)      (Dollars in thousands)
Funds from operations calculation:
    Income before extraordinary item and minority interest...    $12,596       $ 9,579       $34,836       $28,177
    Adjustments:
        Add: Depreciation and amortization of real estate
           assets ...........................................      7,665         8,222        23,153        24,591
        Add: Real estate depreciation and amortization of
           unconsolidated entities...........................      3,106         2,453         8,690         7,342
                                                                 -------       -------       -------       -------

    Funds from operations ...................................    $23,367       $20,254       $66,679       $60,110
                                                                 =======       =======       =======       =======
---------------------------------------------------------------------------------------------------------------------

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

IMPLICATIONS OF YEAR 2000

            The Year 2000 ("Y2K") presents the problem that many existing computer programs do not have the ability to properly recognize a year that begins with "20" instead of the familiar "19". As a result, programs having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to system failure. The Company has identified potential risks related to the Y2K problem in five primary areas: computer hardware, operating systems software, applications software, telephone and voice mail systems, and embedded/3rd-party systems.

THE MILLS CORPORATION
(Unaudited)

STATE OF READINESS

A.  The Project Plan

            The Company has developed a Year 2000 Compliance Assessment and Remediation Project Plan (the "Project Plan") for the purpose of identifying, understanding and addressing the issues associated with the Y2K problem. The Project Plan involves three phases: Phase I (which has been implemented) involved establishing a team of Company personnel and outside consultants who would provide the technical expertise, temporary human resources and Project management skills necessary to execute the Plan; Phase II (which has been implemented with respect to corporate systems and which is near completion with respect to the Company's properties) focuses on inventory (i.e., identifying hardware, software, and critical embedded/3rd-party systems) and assessment of Company information technology and telecommunications systems; and Phase III (which is being implemented) involves the repair or replacement of non-compliant hardware, software and embedded systems, if required.


B. Readiness of Properties

            The Company has sought assurances for Year 2000 compliance from its vendors, contractors, lenders and tenants through questionnaires, and to date, no material issues have been noted in responses received. The Company has conducted testing and verification at the majority of its operating properties, with particular attention paid to life safety and building automation systems. Such testing has revealed no material Year 2000 concerns, and any items that are not compliant are in the process of being upgraded or repaired. With respect to properties currently under construction, the Company is seeking assurances Year 2000 compliance from its general contractors that building systems will be compliant, and as the life safety and building automation systems are CPU-driven, such systems will be tested at start-up to confirm compliance.

C.  Corporate, Financial and Accounting Systems

            The Company has assessed its exposure with respect to its accounting and management software. Specifically, new general ledger and accounts payable systems were installed which are fully Y2K compliant in the first quarter 1999. The Company has also developed its own Y2K compliant software package for its tenant ledger system that was installed in 1998. The Company's payroll service provider has recently received its ITAA*2000 certification. The Company also has received written certification from software vendors regarding the compliance of commercial off the shelf software packages utilized for fixed asset depreciation, tax return preparation, job cost accounting, stock option plan administration and cash flow projections.

COSTS

            The Company believes that the Y2K issue will not pose significant costs and does not expect remediation expenditures at the property level to exceed $50,000 in the aggregate. In addition, the Company believes that with the implementation of the new financial and accountings systems, planned and completed, the Y2K issue will not pose significant operational issue or costs. Total cost of remediation for these corporate systems is not expected to exceed $500,000. However, the costs of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party Y2K readiness and other factors.

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

            Should any of the Company's lenders, manufacturers, vendors or suppliers cease to conduct business due to Y2K related problems, the Company is prepared to contract with alternate providers without experiencing any material adverse effect on its financial condition and results of operations. With regard to tenants, the Company continues to contact tenants in order to assess the risk of tenants' failure to operate due to the Y2K problem and the possible effect on the Company's rental income, if any.


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


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None


ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            The Exhibit Index attached hereto is hereby incorporated by reference to these items.

            Report on Form 8-K was filed by the Company on August 16, 1999 to report certain operational information concerning the Company and the properties owned or managed by it as of June 30, 1999. No other reports on Form 8-K were filed by registrant for the applicable quarter covered by this report.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               THE MILLS CORPORATION

November 15, 1999              By:  /s/  Kenneth R. Parent
------------------------          ---------------------------
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

            ****10.18   Trust and Servicing Agreement dated as of December 17,
                        1996 among Potomac Gurnee Finance Corp., as Depositor,
                        AMRESCO Management, Inc., as Servicer, ABN AMRO Bank NY,
                        as Fiscal Agent and LaSalle National Bank as Trustee.
-------------------------------------------------------------------------------

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