Form 10-K
period 1999-12-31
MILLS CORP
filed 2000-03-30
CIK 914713

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999 OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________________ to ____________________

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


     Title of each Class               Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE                   NEW YORK STOCK EXCHANGE


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 21, 2000, the aggregate market value of the 22,974,898 shares of common stock held by non-affiliates of the registrant was $422,163,751 based upon the closing price ($18.375) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 21, 2000, there were 23,971,307 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual shareholders meeting to be held in 2000 are incorporated by reference into Part III.

                              THE MILLS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I ...........................................................................................................   3

Item  1. Business.................................................................................................   3

Item  2. Properties ..............................................................................................  17

Item  3. Legal Proceedings .......................................................................................  49

Item  4. Submission of Matters to a Vote of Security Holders .....................................................  49

PART  II .........................................................................................................  50

Item  5. Market for the Registrant's Common Equity and Related Shareholder Matters ...............................  50

Item  6. Selected Financial Data .................................................................................  51

Item  7. Management's Discussion and Analysis of Financial Condition and Results of Operations ...................  54

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..............................................  54

Item  8. Financial Statements and Supplementary Data .............................................................  63

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................  63

PART  III ........................................................................................................  64

Item  10. Directors and Executive Officers of the Registrant......................................................  64

Item  11. Executive Compensation..................................................................................  64

Item  12. Security Ownership of Certain Beneficial Owners and Management..........................................  64

Item  13. Certain Relationships and  Related Transactions.........................................................  64

PART  IV .........................................................................................................  65

Item  14. Exhibits, Financial Statements, Schedules and Reports and Form 8-K......................................  65

SIGNATURES........................................................................................................  68

                                     PART I

ITEM 1.  BUSINESS

CAUTIONARY STATEMENT

         Certain matters discussed in this Form 10-K and the information incorporated by reference herein contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") relating to, without limitation, future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items, demographic projections and federal income tax considerations, which can be identified by the use of forward-looking terminology such as "may," "will," "except," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements. Risks and other factors that might cause differences, some of which could be material include, but are not limited to: general industry and economic conditions; failure to consummate financing and joint venture arrangements; development risks, including the lack of satisfactory financing, construction delays and cost overruns; the level of volatility of interest rates; and the financial stability of tenants within the retail industry.

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

         We own interests in, develop, redevelop, lease and manage a portfolio currently consisting of nine super-regional, value and entertainment oriented malls (the "Mills"), 11 community shopping centers (the "Community Centers"), one urban entertainment/retail project (the "Block") and other related commercial development. We are a fully-integrated, self-managed real estate investment trust (a "REIT") with approximately 1,600 employees as of December 31, 1999 and provide all development, redevelopment, leasing, financing, management and marketing services with respect to all properties currently in operation. The Mills comprise the primary focus of our operations, with approximately 13.8 million square feet of gross leasable area in eight states, of which approximately 1.0 million square feet is owned by certain anchor tenants.

         We were originally incorporated in the Commonwealth of Virginia on January 2, 1991 and reincorporated in the State of Delaware in 1994. We became publicly traded on April 21, 1994. We have authorized 150,000,000 shares of common stock, $0.01 par value per share, comprised of 100,000,000 shares of voting common stock and 50,000,000 shares of nonvoting common stock and 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 1999, there were 23,955,132 shares of common stock (including 763,091 shares of common stock issued to the Operating Partnership and held in escrow to secure specific obligations pursuant to a settlement agreement entered into with Chelsea GCA Realty and Simon Property Realty Group, L.P. (together with its affiliates "Simon Property") in October 1998 and no shares of preferred stock outstanding. We are the sole general partner of the Operating Partnership and currently own 59.43% of the Operating Partnership's outstanding partnership units (before giving effect to the common stock held in escrow and the corresponding partnership units associated with those shares). The Operating Partnership's partnership units (other than those owned by us) are exchangeable under certain circumstances for the cash equivalent of a share of our common stock or, at our option, a share of our common stock. As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain limited exceptions. The Operating Partnership either holds title to our properties or directly or indirectly holds 100% of the general and limited partnership interests in the partnerships that own Potomac Mills, Franklin Mills, Sawgrass Mills (Phases I & II) and Gurnee Mills. For the joint ventures that own Ontario Mills, Grapevine Mills, Arizona Mills, The Block at Orange, The Oasis at Sawgrass, Concord Mills, and Katy Mills, the Operating Partnership holds 50.0%, 37.5%, 36.8%, 50.0%, 50.0%, 37.5% and 62.5% interest, respectively. The
Operating Partnership has also formed joint ventures to develop additional properties.

         We conduct all of our business through the Operating Partnership and the Operating Partnership's various subsidiaries, which include: (i) Management Associates Limited Partnership, which provides leasing and management services for our properties, and (ii) MillsServices Corp. ("MSC"), which provides management services to properties in which we do not own an interest and provides development services for our properties and new properties acquired by us. The Operating Partnership owns 100% of the interests in the Management Associates Limited Partnership, and 99% of the non-voting preferred stock (representing a 99% economic interest) and 5% of the voting common stock of MSC. In addition, two of our key employees each own .5% of the non-voting preferred stock (representing, in the aggregate, a 1% economic interest) and 47.5% of the voting common stock of MillsServices Corp. MSC also owns 100% of Mills Enterprises, Inc., an entity that owns Foodbrand (the Company's food and beverage entity that was created in 1999 to master lease and operate food courts at the Company's malls with existing operations of Katy Mills and Franklin Mills, and future projects under development) and which holds investments in other retail ventures.

         We maintain our executive offices at 1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209. Our telephone number is (703) 526-5000. We also maintain a web site at www.millscorp.com.

OUR PORTFOLIO

         The following table sets forth a summary of our operating properties as of December 31, 1999:

                                                                                  APPROX.
                                                                                   GROSS             PERCENT
                                             METROPOLITAN            YEAR      LEASABLE AREA         LEASED
 NAME/LOCATION                               AREA SERVICED          OPENED      (SQ. FT.)(1)           (2)
---------------                            -----------------        ------     --------------      -----------
MILLS
                                            Washington,
Potomac Mills ........................      D.C./Baltimore           1985        1,637,122                  97%

                                            Philadelphia/
Franklin Mills .......................      Wilmington               1989        1,741,141                  92

                                            Fort Lauderdale/
Sawgrass Mills .......................      Miami/Palm Beach         1990        1,845,342                  96

Gurnee Mills .........................      Chicago/Milwaukee        1991        1,699,673                  96

Ontario Mills ........................      Los Angeles              1996        1,471,096(4)               98

Grapevine Mills ......................      Dallas/Ft. Worth         1997        1,500,470                  98

Arizona Mills ........................      Phoenix                  1997        1,233,884                  98

The Oasis at Sawgrass.................      Ft. Lauderdale/Miami
                                            /Palm Beach              1999          290,063                  94


Concord Mills ........................      Charlotte                1999        1,235,838                  89

Katy Mills ...........................      Houston                  1999        1,159,821                  91
                                                                                ----------


  MILLS TOTALS/WEIGHTED AVERAGES .....                                          13,814,450                  95%
                                                                                ==========

BLOCKS

                                            Los Angeles/
The Block at Orange ..................      Orange County            1998          644,652(8)               94%
                                                                                ==========

  COMMUNITY CENTERS (11 SHOPPING
  CENTERS) ...........................                            Various        2,220,320                  89%
                                                                                ==========                ====




                                             NO. OF            1999
                                             ANCHOR          SPECIALTY
                                             STORES         STORE SALES            COMPANY
 NAME/LOCATION                                (3)           PER SQ. FT.           OWNERSHIP
---------------                            ----------       -----------          ----------
MILLS

Potomac Mills ........................             17       $       329               100%


Franklin Mills .......................             16               316               100%


Sawgrass Mills .......................             19               436               100%

Gurnee Mills .........................             17               290               100%

Ontario Mills ........................             23               361                50%(5)

Grapevine Mills ......................             17               297              37.5%(6)

Arizona Mills ........................             16               307              36.8%(7)

The Oasis at .........................
Sawgrass .............................              3               N/A              50.0%(9)


Concord Mills ........................             15               N/A              37.5%(6)

Katy Mills ...........................             13               N/A              62.5%(10)
                                                 ----


  MILLS TOTALS/WEIGHTED AVERAGES .....            156       $       337
                                                 ====

BLOCKS


The Block at Orange ..................              9       $       338                50%(9)
                                                 ====


  COMMUNITY CENTERS (11 SHOPPING
  CENTERS) ...........................             27       $       245               100%
                                                 ====


-----------------

(1) Includes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills-80,000 square feet; Franklin Mills-209,612 square feet; Sawgrass Mills-281,774 square feet; Gurnee Mills-250,806 square feet; Ontario Mills-125,000 square feet; and Community Centers-15,981 square feet. A ground lease at Franklin Mills of 152,370 square feet and a ground lease at Grapevine Mills of 177,063 square feet are also included.

(2) Percent leased is defined as all space leased and for which rent is being paid as of December 31, 1999, excluding tenants with leases having a term of less than one year, plus gross leasable area owned by store tenants.

(3)    Anchor stores include all stores occupying more than 20,000 square feet.

(4) Ontario Mills will contain approximately 1.7 million square feet of gross leasable area, including gross leasable area owned by tenants, upon full build out.

(5) Our other joint venture partners are affiliates of Kan Am U.S., Inc. ("Kan Am," which owns approximately 34.0% of the outstanding partnership units in the Operating Partnership), with a 25% interest, and Simon Property, with a 25% interest. We and our other partners each are entitled to a priority return during operations equal to 9% per annum on unreturned capital contributions.

(6) Our other joint venture partners are Kan Am, with a 25% interest, and Simon Property, with a 37.5% interest. We and our other partners each are entitled to a priority return during operations equal to 9% per annum on unreturned capital contributions.

(7) Our other joint venture partners are Taubman Realty L.P. ("Taubman Realty"), with a 36.8% interest, and Simon Property, with a 26.4% interest.

(8) The Block at Orange will contain approximately 0.8 million square feet of gross leasable area, including gross leasable area owned by tenants, upon full build out.

(9) Our other joint venture partner is Kan Am, with a 50% interest. Each partner is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions.

(10) Our other joint venture partner is Kan Am, with a 37.5% interest. Each partner is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions.

         A brief description of the three types of real estate projects in our portfolio is set forth below:

         MILLS. The Mills are the primary focus of our operations. A typical Mills contains 175 to 200 specialty tenants and 15 to 20 anchor tenants, and averages approximately 1.5 million square feet of gross leasable area. Mills are essentially a hybrid of various retail formats with a diverse tenant base consisting of department stores, specialty stores, manufacturers outlets, off-price retailers, catalog retailers, "category killers," (which offer a selection of products in one defined merchandise category), and entertainment venues. A list of representative tenants is set forth below:

DEPARTMENT STORES             SPECIALTY STORES            MANUFACTURERS OUTLETS
Off 5th-Saks Fifth Avenue        Bose                      Ralph Lauren/Polo
Last Call from Neiman Marcus     Golf America              Nautica
Nordstrom Rack                   Sharper Image             Tommy Hilfiger

           OFF-PRICE RETAILERS          CATALOG RETAILERS
           Old Navy                     J. Crew
           Banana Republic              Harry and David
           Casual Corner                J.C. Penney Outlet

           CATEGORY KILLERS             ENTERTAINMENT VENUES
           Bed, Bath & Beyond           AMC Theatres
           Homeplace                    Jillian's
           Bass Pro Shops Outdoor       Sega Gameworks
           World

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

         OTHER RETAIL FORMATS. We are continuing to explore the feasibility of alternative retail formats that will serve the unique needs of target markets such as major university towns, dense suburban areas and large city centers. With the opening of The Block at Orange in November, 1998, we created a new retail format consisting of an open-air urban mainstreet atmosphere combining both entertainment (with themed restaurants, theatres and other interactive uses) with distinctive retail concepts such as Vans, a clothing/shoe store and skateboarding park. In 1999, we further modified this concept with our addition of The Oasis at Sawgrass. We are continuing to explore the optimum retail concepts to be incorporated into our projects at the Meadowlands and Midtown Atlanta. We believe that our success with the Mills concept will carry over to these other retail concepts, as evidenced by the current 94% occupancy rate at The Block at Orange and the favorable market reaction to this distinctive development.

         COMMUNITY CENTERS. The eleven Community Centers contain a total of approximately 2.2 million square feet of gross leasable area and are located in Florida, Georgia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. The Community Centers are open-air shopping centers containing traditional shopping center tenants such as grocery, drug, video and greeting card stores, as well as a strong concentration of national value retailers. Anchor tenants of the Community Centers include Giant Food, Krogers, Marshall's, Safeway, T.J. Maxx, Wal-Mart, Bed, Bath & Beyond, Sears and Walgreens.

         The Company is exploring the possible sale of its community center portfolio. In addition to providing the Company with a source of development capital, this disposition will allow management to focus on its main retail products.

COMPETITIVE ADVANTAGES

         All of the Mills are located in areas which have other shopping centers and retail facilities. The amount of rentable retail space in the vicinity of the Mills could have an effect on the amount of rent we charge and on our ability to rent vacant space and/or renew leases of such Mills. In addition, the Mills compete with numerous shopping alternatives as retailers themselves face increasing competition from discount shopping centers, outlet malls, discount shopping clubs, direct mail, internet sales and telemarketing. However, we believe that the Mills have a number of inherent competitive advantages over other retail formats in operation today, and that these advantages are responsible for the strong operating performance of our portfolio of properties, as more fully described below.

         CONSUMER DRAW. We believe that the critical mass achieved by aggregating an average of approximately 190 stores and 1.5 million square feet of gross leasable area under one roof, coupled with the distinctive physical characteristics of our Mills, are the primary reasons that our properties attract so many people and create extended shopping trips. We believe people are attracted to our distinctive mix of tenants, including department stores, specialty stores, manufacturer's outlets, off-price retailers, catalog retailers, "category killers" (which offer a selection of products in one defined merchandise category), and entertainment venues. We believe we have created a shopping environment that is festive and social, with interior designs resembling a "Mainstreet" atmosphere which incorporates staggered store fronts and roof lines, natural lighting and colorful graphic accents. Shopping avenues in our Mills are interspersed with a variety of food establishments and video and entertainment courts, further enhancing the entertainment nature of the shopping trip.

         We believe our Mills have a primary trade area of an estimated 40 miles. The Mills that operated throughout 1999 are among the top tourist destinations in their respective states. The Mills average 18 million visitors each per year, and are visited by an excess of 2,000 tour buses annually.

         BRAND AWARENESS. The Mills brand is synonymous with a one of a kind value, entertainment and variety retail offering. We believe that the Mills is the only retail shopping experience that is differentiated by its product type with the market, consumers and tourist shoppers and their identification with the Mills brand.

         ATTRACTIVENESS TO TENANTS. We believe tenants are attracted to our Mills as a result of the heavy foot traffic generated at the Mills and the length and productivity of consumer visits, which translate into high sales levels. In addition, we believe tenant occupancy costs are low as a result of lower common area maintenance costs at a Mills versus many other retail formats. The lower common maintenance costs are a result of several factors, including:

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

         BARRIERS TO ENTRY. We believe that our status as the innovator of the Mills and Block product types and our success with our existing portfolio have made us the leading developer of large-scale value/entertainment oriented retail projects. The strong relationships we have developed with our tenants give us a number of competitive advantages in the development process, including the ability to validate project feasibility in the predevelopment stage with tenant commitments and the ability to fulfill significant pre-leasing requirements imposed by construction lenders. In addition, the complexity and financial commitment associated with developing a project the size and nature of a Mills precludes many potential competitors from entering our business. Furthermore, through our contractual alliances with Simon Property and Taubman Realty, we believe we are already aligned with two of the strongest developers of retail projects in the country. See "Strategic Relationships." Finally, we believe we are the only company currently building Mills-type projects that has fully integrated development capabilities reflecting lessons learned from successful past development projects.

DEVELOPMENT PIPELINE

         PROJECTS UNDER CONSTRUCTION. We have three Mills under construction, comprising approximately 3.7 million square feet of new gross leasable area. Estimated total development cost for these projects is approximately $683 million. After construction financing proceeds and joint venture partner equity contributions, our equity requirement associated with these projects is approximately $69.5 million, $57.0 million of which had been funded as of December 31, 1999. The following table sets forth certain information with regard to these projects.


                                             MILLS UNDER CONSTRUCTION

                                                                                          APPROXIMATE
                                                        METROPOLITAN       ANTICIPATED        GROSS
      NAME/                                                AREA              OPENING        LEASABLE              COMPANY
    LOCATION                                              SERVED             DATE (1)     AREA (1),(2)           OWNERSHIP
    --------                                              ------             --------    -------------           ---------

                                                                             Spring
Opry Mills .........................................      Nashville           2000         1,200,000             66.7%(4,5)

                                                          Baltimore/          Fall
Arundel Mills ......................................      Washington, DC      2000         1,300,000             37.5%(6)

                                                                             Spring
Sugarloaf Mills ....................................      Atlanta             2001         1,200,000             50.0%(7)
                                                                                           ----------
(to be renaned Discover Mills)

                                                                                           3,700,000
                                                                                           ==========

                                             MILLS UNDER CONSTRUCTION

                                                         ESTIMATED                          ANCHOR
                                                           TOTAL           REQUIRED         STORE
      NAME/                                               PROJECT         EQUITY FROM       TENANT
    LOCATION                                              COST (3)        COMPANY (4)     COMMITMENTS
    --------                                            ------------      -----------     ------------
                                                        (IN MILLIONS)    (IN MILLIONS)

Opry Mills .........................................    $       222       $    52.00          13


Arundel Mills ......................................            230            17.50           8


Sugarloaf Mills ....................................            231             --           N/A
                                                        -----------        ---------
(to be renamed Discover Mills)

                                                        $       683       $    69.50
                                                        ===========       ==========

(1) Anticipated opening dates and approximate gross leasable area may be subject to adjustment as a result of factors inherent in the development process, some of which may not be under our direct control.

(2) Approximate gross leasable area includes space that will be owned by anchor tenants.

(3) Our best estimate of aggregate project cost as of December 31, 1999, net of reimbursements for tax increment financings, sales of land to anchor tenants and other construction-related recoveries. Many of the underlying components of development cost may not be under our direct control.

(4) Consists of equity requirement of the Company after construction loans and joint venture equity partner contributions. Of the $69.5 million required for all three projects, $57.0 million, or 82.0%, had been funded by the Company as of December 31, 1999. We have a letter of intent with Kan Am to fund 100% of our equity requirement for Opry Mills in exchange for 33.33% interest in the Opry Mills Limited Partnership.

(5) Our other joint venture partner is a corporate affiliate of Gaylord Entertainment Company, with a 33.3% interest. We are entitled to a cumulative construction period preference and each partner is entitled to a priority return during operations equal to 9% per annum on its unreturned capital contributions.

(6) Our other joint venture partners are Kan Am, with a 25% interest, and Simon Property, with a 37.5% interest. Each partner is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions.

(7) Our other joint venture partner is Kan Am, with a 50.0% interest. Each partner is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions.

         The following is a brief description of the Mills projects currently under construction:

         Opry Mills - Nashville, Tennessee. Opry Mills will be constructed on a 67-acre site located adjacent to the Grand Ole Opry and the Opryland Hotel Convention Center. Opry Mills will have approximately 1.2 million square feet of retail and entertainment space and will feature an entertainment corridor connecting the enhanced Opry Plaza and Cumberland Landing areas. We have obtained anchor lease commitments from Regal Cinemas, Bass Pro Shops, Alabama Grill, Rainforest Cafe, Barnes & Noble, Jillian's, Bed, Bath & Beyond, Off 5th-Saks Fifth Avenue, Applebarn, Sun & Ski, Tower Records, Gibson Guitar, and BlackLion. Construction began in October 1998. We expect to open this project in May of 2000. Development costs through December 31, 1999 were approximately $129.4 million.

         The project is being developed and is owned by a limited partnership between us, with a 66.7% interest, and a corporate affiliate of Gaylord Entertainment Company, with a 33.3% interest. We have committed to contribute up to $52 million to fund the project's equity capital requirements, while the affiliate of Gaylord Entertainment Company has contributed the land for the project, valued at $25 million. As of December 31, 1999, we have fully funded our capital equity requirement. The remainder of the project costs is being financed with a construction loan. We have a letter of intent with Kan Am to fund 100% of our equity requirement for Opry Mills in exchange for our transfer to Kan Am of a 33.33% interest in the Opry Mills joint venture. We and Kan Am will receive a 9% preferred return on our unreturned equity contributions. We will guarantee Kan Am's receipt of this preferred return until such time as permanent financing is secured. After permanent financing is secured, we and Kan Am will receive a new 9% preferred return on our equity. After this preference, the affiliate of Gaylord Entertainment Company will receive a 9% preferred return on its $25 million land contribution. After this preference is paid to the affiliate of Gaylord

Entertainment Company, the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests, except that until the project has achieved an 11% yield, up to $3.5 million out of certain net sponsorship revenues will be distributed to us. We have the right to provide development, leasing and management services for the project, subject to the approval of such affiliate of Gaylord Entertainment Company for specified major decisions, including a sale or refinancing of the project and approval of annual budgets.

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

         Arundel Mills- Anne Arundel County, Maryland. The Arundel Mills project will be situated on an approximately 107-acre site located near the intersection of the Baltimore-Washington Parkway and State Route 100 in Anne Arundel County, Maryland. The Arundel Mills joint venture has the option to purchase approximately 300 additional acres to be developed as part of our master-plan approach. The approximately 1.3 million square foot project planned for this site will consist of a combination of specialty retailers, cinemas, and restaurants. We have obtained anchor lease commitments from Jillian's, FYE (For Young Entertainment), Off 5th-Saks Fifth Avenue, Muvico, Iguana Ameramex, Sun & Ski, Bed, Bath & Beyond and Books-A-Million. Construction began in July 1999. We expect to open this project in the fall of 2000. Development costs through December 31, 1999 were approximately $42.1 million.

         The project is being developed and is owned by a limited partnership among us, with a 37.5% interest, Simon Property, with a 37.5% interest, and Kan Am, with a 25% interest. We and Simon Property have committed to contribute $17.5 million each and Kan Am has committed to contribute up to $35 million to fund the project's equity capital requirements. The remainder of the estimated project costs will be financed with a construction loan. As of December 31, 1999, we have funded $5.0 million of our commitment. We, Simon Property and Kan Am will receive a 9% preferred return on our equity. We and Simon Property have guaranteed Kan Am's receipt of this preferred return until permanent financing is secured for the project. After permanent financing is secured, we, Simon Property and Kan Am each will receive a 9% preferred return on our equity, and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We and Simon Property have the right to provide development, management and leasing services for the project. Development fees are allocated to us and Simon Property on a 60% and 40% basis, respectively. Leasing fees will be allocated to us and Simon Property an a 75% and 25% basis, respectively. We will be entitled to a management fee equal to 4% of revenues collected and Simon Property will be entitled to an asset management fee equal to 2% of revenues collected. Specified major decisions are subject to Simon Property's and Kan Am's approval, which include the sale or refinancing of the project and approval of annual budgets.

         At specified times following the tenth anniversary of the project's opening, either we and Simon Property together or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we and Simon Property can require Kan Am to sell us, for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require us and Simon Property to acquire, for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property at our and Simon Property's election, Kan Am's entire interest in the partnership.

         Discover Mills- Gwinette County, Georgia. The Discover Mills project will be constructed on a 225-acre site located just off Interstate 85 and Sugarloaf Parkway in Gwinette County, Georgia. The approximately 1.2 million square foot project planned for this site will consist of a combination of specialty retailers, cinemas, and themed restaurants. We recently have begun leasing efforts for this project and have obtained various letters of interest for this project. We expect to open this project in the spring of 2001. Development costs through December 31, 1999 were approximately $34.8 million.

         The project is being developed and is owned by a limited partnership between us, with a 50% interest, and Kan Am, with a 50% interest. Kan Am has agreed to fund 100% of the project's initial required equity. We have no equity contribution requirement. Kan Am will receive a 9% preferred return on it's equity. We have guaranteed Kan Am's receipt of this preferred return until permanent financing is secured for the project. After permanent financing is secured, Kan Am will receive a 9% preferred return on its equity, and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have the right to provide all development, management and leasing services for the project, subject to the approval of Kan Am for specified major decisions, including a sale or refinancing of the project and the approval of the development and annual budgets. We have guaranteed completion of the project within parameters of the approved development budget.

         At specified times following the tenth anniversary of the project's opening, either we or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we can require Kan Am to sell to us, for cash or limited partnership units of the Operating Partnership at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire, for cash or limited partnership units of the Operating Partnership at our election, Kan Am's entire interest in the partnership.

         PROJECTS UNDER DEVELOPMENT. In addition to the projects currently under construction, we are also actively pursuing other prospective projects. These projects are in various levels of the due diligence stage where we are in the process of determining site/demographic viability, negotiating tenant commitments or working through third-party approval processes. Consistent with past practice, we will not begin construction on these projects until we have completed our investment due diligence process and obtained significant pre-leasing commitments. While we currently believe that these projects will ultimately be completed, we cannot assure you that they will actually be constructed or that they will have any particular level of operational success or ultimate value. The following is a brief description of these prospective projects. As of December 31, 1999, we had invested $45.7 million in the pursuit of these prospective projects.

         Vaughan Mills - Toronto, Ontario. We and Cambridge Shopping Centres Limited have secured a site for the proposed development of a Mills project.
The 180-acre site is located in the City of Vaughan at the southeast corner of Highway 400 and Rutherford Road, approximately 20 miles north of downtown Toronto, Ontario. Upon completion, this project would be the first Mills outside of the United States. Subject to the receipt of necessary government approvals, construction is anticipated to begin by the fall of 2000. As of December 31, 1999, we had invested approximately $18.0 million in this project.

         We anticipate that the project will be jointly developed and owned by one of our affiliates and Cambridge Shopping Centres Limited as tenants in common. Our ownership interest will be 50%.

         Meadowlands Mills- Carlstadt, New Jersey. We have acquired a mortgage interest in a 592-acre site located on the New Jersey turnpike (I-95) adjacent to Meadowlands Sports Complex and approximately five miles from New York City and have signed preliminary agreements with Empire Ltd., the current owner of the site, concerning the development of Meadowlands Mills. Commencement of construction is contingent upon the completion of ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan (SAMP) for the Meadowlands area was published in the Federal Register on April 22, 1999. The guidelines proposal in the SAMP would upon their anticipated adoption in the second quarter of 2000, permit development of approximately 1.5 million square feet of gross leaseable area (GLA) for Meadowlands Mills. The project would be developed on an entitled site on 90.5 acres plus roads and retention facilities. As of December 31, 1999, costs to date for this project were $48.2 million, of which we have funded $27.7 million.

        Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by a joint venture between us, Kan Am, Empire Ltd., and Bennett S. Lazare, an individual affiliated with the Empire Ltd. The partners' respective ownership interests will be Mills 53.3%, Kan Am 26.7%, Empire Ltd 14% and Bennett S. Lazare 6%. The project's equity requirements have not yet been determined. Kan Am has committed to contribute approximately $70 million to the project in addition to its existing investment of $24 million, if it proceeds as planned. We and Kan Am will both receive a 9% preferred return on each of our equity contributions. We will guarantee payment of Kan Am's preference until permanent financing is secured for the project. After payment of preferences, the remaining cash flow will be split in accordance with the percentage ownership interests.

         Colorado Mills - Denver, Colorado. We have identified a site in the Denver, Colorado area and are in process of forming a joint venture to develop the site. The 131-acre is located at the intersection of I-70, Colfax Avenue and Indiana Avenue in the City of Lakewood approximately 10 miles west of downtown Denver. We anticipate that construction could commence during 2000 and that the project could open as early as 2001.

         PROJECTS UNDER REVIEW. In addition to the projects discussed above, we are also conducting due diligence on several other proposed developments, including sites in Atlanta, Georgia; Cleveland, Ohio; North Aurora, Illinois (Chicago); San Francisco, California; South Weymouth, Massachusetts (Boston); and Tampa, Florida. We are also continuing to evaluate various prospective international sites, including a site identified in Spain, with a concentrated focus on Western Europe, as well as other domestic sites for Mills-type and other retail oriented projects.


NEW BUSINESS OPPORTUNITIES

         The following is a brief description of new revenue generating opportunities that are related to, or are extensions of, our core business of developing, redeveloping, leasing, financing and managing retail projects. We expect to grow this aspect of our business significantly during the next few years, subject to tax law limitations applicable to REITs.

         Advertising/Non-Traditional Programs. In 1999, we continued selling corporate advertising space in Mills malls to both tenants and non-tenants through a sponsorship program. We believe that the consumer traffic generated at our properties make them valuable environments for corporate advertisers seeking to market their products in non-traditional ways. At The Block at Orange, for example, we erected over 19 billboards to enhance the urban mainstreet experience while adding architectural features to the mall. We contracted with a third-party billboard company to sell advertising on these billboards to both tenants in the mall and non-tenants.

         Other non-traditional programs conducted in 1999 include participating in revenues from ATM machines and payphone operations located at our properties, as well as leasing telephone lines to phone providers.

         Investing in Retail and Entertainment Concepts. Historically, many new retail and entertainment concepts have been developed and expanded at the Mills. Examples include:

         - Foodbrand, an entity that is owned by Mills Enterprises, Inc., was created in 1999 to master lease and operate food courts at our malls with existing operations at Katy Mills and Franklin Mills, and future projects under development.

         - retail companies that have used Mills projects to launch extensions of their brands, including Neiman Marcus and Saks Fifth Avenue, which opened its first Off 5th - Saks Fifth Avenue store at Franklin Mills in February 1990;

         - urban retailers, including Virgin Megastore and Wolfgang Puck, which have used Mills projects to expand into non-urban markets; and

         - participatory retailers like Van's Skate Park and Bass Pro Shops Outdoor World that are using Mills and Block projects to launch new retail entertainment concepts and for additional promotion of their products.


        New concepts frequently require significant capital, which in a typical landlord/tenant relationship is provided by both the tenant and landlord in the form of tenant allowances and buildout. The landlord receives rental income for its investment and, if the concept performs well, can increase its returns through percentage rents as well. Mills Enterprises, Inc., a separate corporation wholly owned by MSC, is able to acquire interests of up to 50% in retail, food and beverage and entertainment enterprises in the early stage of their growth cycles. Initial investments by Mills Enterprises, Inc. include partnership interests in two Wolfgang Puck restaurants and two Ron Jon Surf Shops. We have initially limited our investment in Mills Enterprises, Inc.

to $25 million. While we believe that this initiative presents significant opportunities, we have limited the amount of such investments in order to comply with the tax laws applicable to REITs.


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

         Development Financing. A typical Mills project will cost approximately $200 to $250 million to build. Approximately 65% to 75% of this cost is funded with a construction loan, provided by a bank group led by an agent bank. This financing is obtained after a substantial portion of the equity contributions to a project have been made and is based upon the achievement of certain levels of pre-leasing. We have relationships with multiple lenders in the construction loan market. Our construction loans generally have terms of three years, some with extension options for an additional two years. Interest rates range from 120 to 275 basis points over LIBOR. The construction loans are typically guaranteed by us and our joint venture partners other than Kan Am, and are generally obtained on a several and not joint basis. When Kan Am is a partner in a project, we and our other joint venture partners, on a pro rata basis, guarantee Kan Am's portion of the construction debt in addition to our own portions. See "Strategic Relationships." Guarantees are generally reduced incrementally after completion of a project based upon the achievement of interest coverage ratios (ranging from 1.0 to 1.5).

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

         Permanent Financing. After a new project opens and stabilizes (generally within 24 months of opening), we generally refinance the construction loan with permanent, fixed rate, non-recourse mortgage debt. This debt usually has a seven to ten-year term and is amortized over 30 years. We have found that the credit of our tenants and the stable nature of the property cash flows make our projects attractive collateral for a number of real estate lenders, including commercial banks, life insurance companies and investment banks (in the form of commercial mortgage backed securitizations). When refinancing a construction loan, we have historically achieved investment grade ratings on the entire refinanced balance. The refinancings of Ontario Mills and Grapevine Mills are examples of projects that are encumbered by permanent investment grade securitized mortgage loans. As of December 31, 1999, our indebtedness had a weighted average maturity of 3.9 years and a weighted average interest rate of 7.32%. We intend to permanently finance our future projects in a similar manner.



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

         Simon Property. In November 1995, we entered into an agreement with Simon Property pursuant to which we agreed to examine with Simon Property the feasibility of developing Mills projects in eight specified markets. Since entering into this agreement, we have jointly, with Simon Property, developed Ontario Mills in Ontario, California, Grapevine Mills in Grapevine, Texas, Arizona Mills in Phoenix, Arizona, and Concord Mills in Charlotte, North Carolina. We are in the process of developing Arundel Mills in Anne Arundel County, Maryland. The agreement generally provides that when Simon Property jointly develops a Mills project with us, each party will hold equal interests and will be required to contribute needed equity on a pro rata basis. The agreement restricts Simon Property from developing any Mills project unless it first offers to us the right to participate equally in such development. In exchange, the agreement also restricts us from developing a Mills project in 25 specified metropolitan areas in which Simon Property has major mall investments without first offering to Simon Property the right to participate equally in such development. These restrictions extend through December 2003. The agreement also prohibits Simon Property from acquiring more than 800,000 shares of our common stock or from hiring specified members of our senior management without our prior written approval.

         Taubman Realty. In May 1998, we entered into an agreement with Taubman Realty (a member of our joint venture that developed Arizona Mills) to jointly develop four Mills projects during a five-year period and a total of seven Mills projects in a ten-year period. The agreement establishes ownership percentages for each project, and contemplates that the partners will contribute their pro rata share of the equity required for such projects. The agreement requires that each partner approve major decisions on the venture, and requires the partners to share responsibility for developing, leasing and managing the projects. Pursuant to this agreement, we and Taubman Realty have identified a site in the Denver, Colorado metropolitan area for the development of a Mills project. Currently, we are negotiating a joint venture agreement for the project.

         Kan Am. We have a long-standing relationship with Kan Am, a German syndicator of closed U.S. real estate funds which currently manages about $650 million in equity for approximately 5,000 German investors. Over the last three years, Kan Am has invested approximately $250 million in equity in various projects with us. To date, Kan Am has never failed to raise the agreed upon level of capital.

         In addition to its existing investments at the property level, Kan Am owns approximately 34.0% of the partnership units of the Operating Partnership, which are freely exchangeable on a one-to-one basis for our common stock. Directors and executive officers of Kan Am hold three seats on our Board of Directors.

         On February 4, 1999, we received from Kan Am a commitment that Kan
Am would use its best efforts to invest up to a total of $750,000,000 in joint ventures with the Company over a five-year period. Pursuant to this commitment, in 1999 Kan Am: agreed to contribute an additional $26,250,000 to Katy Mills Limited Partnership in exchange for an additional 12.5% interest in such partnership; agreed to contribute $25,000,000 to Concord Mills Limited Partnership in exchange for a 25% interest in such partnership; agreed to contribute $35,000,000 to Arundel Mills Limited Partnership in exchange for a 25% interest in such partnership; agreed to contribute $70,000,000 to Sugarloaf Mills Limited Partnership in exchange for a 50% partnership interest in such partnership; and agreed in principle to contribute up to $50,000,000 to Opry Mills Limited Partnership in exchange for a 33.3% interest in such partnership.

         We expect that the terms of our future arrangements with Kan Am will be similar to Kan Am's historical capital contributions in our projects.
Kan Am will agree to use its best efforts to provide up to one-half the required equity for a project in return for an ownership interest equal to half of the percentage of total project equity it has funded. Each of us, other partners and Kan Am will be entitled to receive a 9% preferred return on our qualifying equity. We and other partners will guarantee Kan Am's preference until such time as permanent financing is secured for the project. After permanent financing is secured, each partner will get a 9% preference on their qualifying equity, and the remaining cash flow will be split pro rata per the respective ownership interests. We, along with any other joint venture partners on a specific project, guarantee Kan Am's portion of construction debt.

         As of December 31, 1999, Kan Am has property level investments in six existing projects, Ontario Mills, Grapevine Mills, The Block at Orange, The Oasis at Sawgrass, Concord Mills and Katy Mills, and is currently a partner in two of our projects under construction, Arundel Mills and Discover Mills. In addition, Kan Am is participating with us in our efforts to develop the Meadowlands Mills site near Carlstadt, New Jersey.

         Cambridge Shopping Centres Limited. In October 1999, we entered into a Master Agreement with Cambridge Shopping Centres Limited ("Cambridge") pursuant to which we agreed to examine with Cambridge the feasibility of jointly acquiring, owning, developing, constructing and operation one or more Mills projects in the Provinces of Ontario, Quebec, Alberta and or British Columbia or Block projects in any Province in Canada. Pursuant to the agreement, we and Cambridge have jointly acquired the site in Vaughan, Ontario and are examining the feasibility of several other locations. The agreement generally provides that when Cambridge jointly develops a site with us, the parties will hold their interests as tenants-in-common having equal interests. The agreement restricts Cambridge from developing a Mills project in the four specified Provinces or from developing a Block project anywhere without first offering to the other party the right to participate equally in such development. The agreement also prohibits either party from developing a Mills Project within a fifty mile radius of any other project developed by the parties, and from developing any other project within a ten mile radius of any such project unless such project shall have been approved by the other party. The term of this agreement extends through December 31, 2005 unless otherwise agreed by the parties.

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

         - At Potomac Mills, we remerchandised approximately 71,000 square feet of specialty space over the last three years, adding tenants such as Brooks Brothers, Hush Puppies, Jones New York, Oshkosh B'Gosh, Pacific Sunwear, Polo Ralph Lauren Factory Store, Samsonite, Bath & Body Works, Bebe, Aeropostale and Tommy Hilfiger. Average specialty store sales at Potomac Mills rose approximately 14% from 1996 to 1999, to $329 per square foot.

         - At Franklin Mills, we upgraded our tenant mix by adding approximately 135,000 square feet of fashionable new tenants including Aeropostale, BCBG, DKNY, Kenneth Cole, L'eggs Hanes Bali, Old Navy, Perry Ellis, Polo Ralph Lauren Factory Store, Reebok-Rockport and Greg Norman, The Gap Outlet and Track-n-Trail. Additionally, we updated the food court and created an entertainment zone with a large-scale general cinema and themed restaurants like Elephant & Castle Pub and Rainforest Cafe. Average specialty store sales at Franklin Mills rose approximately 24% from 1996 to 1999, to $316 per square foot.

         - At Gurnee Mills, we have re-tenanted 30,000 square feet with upscale fashion tenants such as The Gap Outlet, Abercrombie & Fitch and Nautica and added a 125,000 square foot Bass Pro Shops Outdoor World. Average specialty store sales at Gurnee Mills rose approximately 15% from 1996 to 1999, to $290 per square foot.

         Active Management and Promotion of Properties to Tenants and Consumers. As a result of the performance of our properties and our strong relationships with retailers, the Mills have had a high degree of tenant retention. During 1999, for example, 66% of the expiring specialty store gross leasable area was renewed by the existing tenants.

         We generally obtain favorable lease terms as evidenced by the long duration of our leases, their fixed rent steps and their percentage rent provisions.

         Anchor leases, which generally represent approximately 61% of the gross leasable area of any individual project, generally have a ten-year term with a series of five-year options exercisable at the tenant's discretion. Specialty store leases generally range from three to seven years in term. As of December 31, 1999, the weighted average lease maturity for our existing portfolio of leases was 6.4 years.

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

         We promote our Mills to consumers by spending $1.0 million to $2.5 million annually per Mills on advertising aimed at consumers. Our success in this program is evidenced by the following:

         - 18 million visitors per Mills operating throughout 1999, ranking each Mills in the top tourist attractions in its respective state

         - Average length of visit is significantly higher than the peer group average; and

         - Primary trade area is extended to 40 miles with tourist draw from 50 states and 49 countries.

         Maintenance of High Standards of Physical Assets and Low Tenant Occupancy Costs. We believe our properties are well maintained physically. To ensure a high quality shopping experience for our customers, in addition to our regular recurring maintenance program, we invested an additional $102.5 million in renovation and expansion projects in our assets from 1996 to 1999.

         While continuing the high appearance standard and maintenance level of our properties, we have maintained an affordable cost of occupancy for our tenants. During 1999, specialty store cost of occupancy for the seven Mills opened for a full year or more totaled 11.7%. (The industry average for specialty store cost of occupancy for 1997 was 12.9%, according to Urban Land Institute Dollars & Cents Shopping Centers: 1998).


DEVELOPMENT STRATEGY

         Proven Track Record. Since our initial public offering in April 1994, we have developed and opened five new Mills projects and one new Block project, adding a total of approximately 6.8 million square feet of new gross leasable area to our portfolio at a total cost of approximately $1.1 billion. Each of these projects was completed on time and under budget, with strong occupancy levels as outlined below:

                                              OCCUPANCY AT                  OCCUPANCY AT
     PROJECT              DATE OPENED          OPENING (1)              DECEMBER 31, 1999 (1)
-------------------      -------------      ----------------            ---------------------
Ontario Mills            November 1996            91.3%                        98.0%
Grapevine Mills          October 1997             91.8                         97.6
Arizona Mills            November 1997            92.6                         97.7
The Block at Orange      November 1998            88.5                         94.2
Concord Mills            September 1999           88.4                         88.8
Katy Mills               October 1999             91.2                         91.2


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

         - Pre-leasing: We obtain tenant validation prior to land acquisition and significant pre-leasing commitments prior to construction commencement and financing. We traditionally obtain letters of intent and approvals from at least five to ten key anchor tenants indicating their desire to join us in the project. Typically, a project will be 40-50% pre-leased before construction financing is obtained.

         - Financing: We maintain a network of relationship banks to facilitate construction financing and utilize strategic and financial equity partners to share in the risks and costs, including loan guarantees.

ADDITIONAL FACTORS

         Seasonality. The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the holiday season. As a result, a substantial portion of the percentage rent is not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of the temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and funds from operations. However, minimum rent, which is the largest source of income, is not affected by seasonality.

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

         Insurance. Our management believes that all of our properties are adequately covered by insurance.


TAX STATUS

         We conduct our operations in a way intended to qualify us as a REIT under the Internal Revenue Code of 1986 (the "Code"). As a REIT, we generally will not be subject to federal and state income taxes on our net taxable income that we currently distribute to stockholders. Qualification and taxation as a REIT depends on our ability to meet certain dividend distribution tests, share ownership requirements and various qualification tests prescribed in the Code.

ITEM 2.  PROPERTIES

         The following tables set forth certain information relating to our properties as of December 31, 1999. We either hold title to the properties or directly or indirectly hold 100% of the general and limited partnership interests in the partnerships that own Potomac Mills, Franklin Mills, Sawgrass Mills (Phases I & II) and Gurnee Mills. For the joint ventures that own
Ontario Mills, Grapevine Mills, Arizona Mills, The Block at Orange, The Oasis at Sawgrass, Concord Mills and Katy Mills, the Operating Partnership holds
50%, 37.5%, 36.8%, 50%, 50.0%, 37.5%, and 62.5% interests, respectively. The
Operating Partnership has also formed joint ventures to develop additional properties.

                              SUMMARY OF PROPERTIES

    The following table sets forth certain information with respect to the Mills, the Block and the Community Centers as of December 31, 1999:


                                                                          APPROX.
                                                                           GROSS                                ANNUALIZED
                               METROPOLITAN           YEAR            LEASABLE AREA            PERCENT            BASE
       NAME/LOCATION           AREA SERVICED         OPENED            (SQ. FT.)(1)           LEASED (2)         RENT (3)
       -------------         ------------------      ------           --------------          ----------       -----------
MILLS
   Potomac Mills........     Washington                1985            1,637,122                    97%         $21,699,801
                             D.C./Baltimore





   Franklin Mills.......     Philadelphia/Wilmington   1989            1,741,141                    92%         17,448,588






   Sawgrass Mills.......     Fort Lauderdale, FL/      1990            1,845,342                    96%         24,766,417
                             Miami/Palm Beach






   Gurnee Mills.........     Chicago/Milwaukee         1991            1,699,673                    96%         17,784,832






   Ontario Mills........     Los Angeles               1996            1,471,096(5)                 98%         19,867,357







   Grapevine Mills......     Dallas/Fort Worth         1997            1,500,470                    98%         21,177,189







   Arizona Mills........     Phoenix                   1997            1,233,884                    98%         19,538,164








   The Oasis at Sawgrass     Ft. Lauderdale/Miami/     1999             290,063                    94%          5,947,047
                             Palm Beach

   Concord Mills........     Charlotte                 1999            1,235,838(7)                89%         18,442,290




                                                                                                       1999             1999
                                NO. OF                                                               SPECIALTY         ANCHOR
                                ANCHOR                                                              STORE SALES      STORE SALES
       NAME/LOCATION          STORES (4)                    ANCHOR STORE TENANTS                    PER SQ. FT.      PER SQ. FT.
       -------------          ----------                    --------------------                   ------------      -----------
MILLS
   Potomac Mills........          17             AMC Theatres, Books-A-Million, Burlington Coat     $    329          $   224
                                                 Factory, Daffy's, Everything Rubbermaid, IKEA,
                                                 J.C. Penney, Linens 'N Things, Marshalls,
                                                 Nordstrom Rack, Off  5th - Saks Fifth Avenue,
                                                 Spiegel, Sports Authority, Syms, T.J. Maxx,
                                                 Homeplace, Group USA, Old Navy

   Franklin Mills.......          16             Bed, Bath & Beyond, Boscov's, Burlington Coat           316              168
                                                 Factory,  General Cinema, Group USA, J.C.
                                                 Penney, Last Call-Neiman Marcus, Marshalls,
                                                 Modells, Nordstrom Factory,  OfficeMax, Pharmor,
                                                 Off 5th - Saks Fifth Avenue, Sam's Wholesale,
                                                 Syms, Rainforest Cafe, Jillian's

   Sawgrass Mills.......          19             Beall's Outlet, Bed, Bath & Beyond,                     436              300
                                                 Books-A-Million, Brandsmart, Burlington Coat
                                                 Factory,  J.C. Penney, Last Call-Neiman Marcus,
                                                 Marshalls, Outlet Marketplace, Rainforest Cafe,
                                                 Off  5th - Saks Fifth Avenue, Service
                                                 Merchandise, Spec's Outlet, Spiegel, Sports
                                                 Authority, T.J. Maxx, Target, Homeplace

   Gurnee Mills.........          17             Bass Pro Shops, Bed, Bath & Beyond, Burlington          290              168
                                                 Coat Factory, Computer City, J.C. Penney, Marcus
                                                 Cinema, Marshalls, Off 5th - Saks Fifth Avenue,
                                                 Rainforest Cafe, Spiegel, Sports Authority,
                                                 Syms, T.J. Maxx, Value City, Homeplace, Rinkside
                                                 Sports

   Ontario Mills........          18             AMC Theatres, American Wilderness, Bed, Bath &          361              167
                                                 Beyond, Burlington Coat Factory, Dave & Busters,
                                                 Foozles, Group USA, J.C. Penney, Marshalls,
                                                 Mikasa, Off Rodeo Drive, Off 5th - Saks Fifth
                                                 Avenue, Sega Gameworks, Sports Authority, T.J.
                                                 Maxx, Totally for Kids, Virgin Megastores,
                                                 Rainforest Cafe

   Grapevine Mills......          17             Bed, Bath & Beyond, Books-A-Million, Burlington         297              215
                                                 Coat Factory, Group USA, J.C. Penney, Marshalls,
                                                 Off Rodeo Drive, Old Navy, Rainforest Cafe, Off
                                                 5th - Saks Fifth Avenue, Sega Gameworks, Sports
                                                 Authority, Virgin Megastores,  Western
                                                 Warehouse,  AMC Theatres, American Wilderness,
                                                 Bass Pro Shops

   Arizona Mills........          16             Burlington Coat Factory, Sega Gameworks, Group          307              175
                                                 USA, Harkins Great Mall Cinemas, Hi-Health
                                                 World of Nutrition, J.C. Penney, Linens' N
                                                 Things, Marshalls, Off 5th - Saks Fifth Avenue,
                                                 Off Rodeo Drive, Oshman's Supersports,
                                                 Rainforest Cafe, Ross Dress for Less, Virgin
                                                 Megastores, American Wilderness, Last Call -
                                                 Neiman Marcus

   The Oasis at Sawgrass           3             Regal Theatres, Ron Jon Surf Shop, Sega Gameworks       N/A (8)          N/A (8)



   Concord Mills........          15             Sun & Ski Sports, Jillian's, Alabama Grill,             N/A (8)          N/A (8)
                                                 Jeepers, Books-A-Million, Off 5th - Saks Fifth
                                                 Avenue, Blacklion, Bed, Bath & Beyond, T.J.
                                                 Maxx, Bass Pro Shops, Burlington Coat Factory,
                                                 Group USA, AMC Theatres, F.Y.E. (For Your
                                                 Entertainment), Old Navy


                                                                          APPROX.
                                                                           GROSS                                ANNUALIZED
                               METROPOLITAN           YEAR            LEASABLE AREA            PERCENT            BASE
       NAME/LOCATION           AREA SERVICED         OPENED            (SQ. FT.)(1)           LEASED (2)         RENT (3)
       -------------         ------------------      ------           --------------          ----------       -----------
   Katy Mills...........     Houston                   1999            1,159,821                    91%         18,651,953


      MILLS TOTALS/WEIGHTED AVERAGES                                  13,814,450                    95%         $185,324,338
                                                                      ==========                                ============

   The Block at Orange       Los Angeles/Orange        1998              644,652  (6)               94%         14,399,399
                             County                                   ==========                                ==========


COMMUNITY CENTERS (11 CENTERS)                                         2,220,320                    89%         $18,051,821
                                                                      ==========                                ===========



                                                                                                      1999             1999
                               NO. OF                                                               SPECIALTY         ANCHOR
                               ANCHOR                                                                STORE SALES      STORE SALES
       NAME/LOCATION          STORES (4)                    ANCHOR STORE TENANTS                    PER SQ. FT.      PER SQ. FT.
       -------------          ----------                    --------------------                   ------------      -----------
   Katy Mills...........          13             F.Y.E. (For Your Entertainment), Boot Town,             N/A (8)          N/A (8)
                                                 Books-A-Million, Off 5th - Saks Fifth Avenue,
                                                 Rainforest Cafe, Bass Pro Shops, Sun & Ski
                                                 Sports, Burlington Coat Factory, Old Navy, Bed,
                                                 Bath & Beyond, Jillians, AMC Theatres, Benneton
                                                 Sportsystems

      MILLS TOTALS/WEIGHTED
      AVERAGES                   156                                                                   $ 337            $ 207
                                 ===

   The Block at Orange             9             Borders Books and Music, Vans, Virgin                   338              177
                                 ===             Megastores, Off 5th - Saks Fifth Avenue, Ron Jon
                                                 Surf Shop, Sega Gameworks, AMC Theatres, Dave &
                                                 Busters, Hilo Hattie

COMMUNITY CENTERS (11 CENTERS     27
                                 ===


(1) Includes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills-80,000 square feet; Franklin Mills-209,612 square feet; Sawgrass Mills-281,774 square feet; Gurnee Mills-250,806 square feet; Ontario Mills-125,000 square feet; and Community Centers- 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Ontario Mills of 16,595 square feet are also included.

(2) Percent leased is defined as all space leased and for which rent is being paid as of December 31, 1999, excluding tenants with leases having a term of less than one year plus gross leasable area owned by store tenants described in footnote (1).

(3) Annualized base rent is defined as the contractual minimum rent of tenants comprising gross leasable area at December 31, 1999 multiplied by 12.

(4)   Anchor stores include all stores occupying more than 20,000 square feet.

(5) Ontario Mills will contain approximately 1.7 million square feet of gross leasable area, including gross leasable area owned by certain store tenants, upon full build out.

(6) The Block at Orange will contain approximately 0.8 million square feet of gross leasable area, including gross leasable area owned by certain store tenants, upon full build out.

(7) Concord Mills will contain approximately 1.3 million square feet of gross leasable area, including gross leasable area owned by certain store tenants, upon full buildout.

(8) 1999 sales per square foot information is not available for The Oasis at Sawgrass, Concord Mills and Katy Mills, which opened in April 1999, September 1999, and October 1999, respectively.

               PROPERTY OPERATING INCOME (IN THOUSANDS, UNAUDITED)

The following table sets forth the property operating income for each of the Mills, the Block, Mainstreet (our push cart program) and the Community Centers. The purpose of this table is to provide details about selected line items within our consolidated financial statements for the year ended December 31, 1999 and is not intended to be a representation of net income according to accounting principles generally accepted in the United States.

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999

WHOLLY OWNED PROPERTIES

                                                                                                       COMMUNITY
                                  POTOMAC       FRANKLIN      SAWGRASS      GURNEE       MAINSTREET     CENTERS        TOTAL
                                  --------      --------      --------      --------     ----------     --------      --------
 RENTAL REVENUES:
   Minimum rent ............      $ 21,698      $ 18,437      $ 25,680      $ 18,109      $  2,423      $ 18,060      $104,407
   Percentage rent .........           486           452         1,868           544           236            91         3,677
   Recoveries from tenants .         9,510        11,942        14,771         9,724            62         5,671        51,680
   Other revenue ...........         1,077         1,146         3,717         1,771           599           468         8,778
                                  --------      --------      --------      --------      --------      --------      --------
     Total rental revenues .        32,771        31,977        46,036        30,148         3,320        24,290       168,542

PROPERTY OPERATING COSTS:
   Recoverable from tenants          8,023         9,095        13,101         8,446             7         5,792        44,464
   Other operating (1)......           735           966           703         1,150         1,838           792         6,184
                                  --------      --------      --------      --------      --------      --------      --------
    Total property operating
    costs ..................         8,758        10,061        13,804         9,596         1,845         6,584        50,648
                                  --------      --------      --------      --------      --------      --------      --------

PROPERTY OPERATING INCOME ..      $ 24,013      $ 21,916      $ 32,232      $ 20,552      $  1,475      $ 17,706      $117,894
                                  ========      ========      ========      ========      ========      ========      ========

UNCONSOLIDATED JOINT VENTURES

                                  ONTARIO       GRAPEVINE     ARIZONA       THE BLOCK     THE OASIS     CONCORD        KATY
                                  --------      ---------     --------      ---------     ---------     --------      --------
  RENTAL REVENUES:
   Minimum rent ............      $ 19,507      $ 22,391      $ 20,986      $ 16,139      $  4,221      $  5,763      $  3,416
   Percentage rent .........           447           233           542           143            --            38             3
   Recoveries from tenants .         9,513        10,079         8,381         3,363         1,336         1,394         1,091
   Other revenue (2) .......         2,905         2,373         1,902         1,335           103           831           488
                                  --------      --------      --------      --------      --------      --------      --------
    Total rental revenues ..        32,372        35,076        31,811        20,980         5,660         8,026         4,998

PROPERTY OPERATING COSTS:
   Recoverable from tenants          8,296         8,808         8,048         4,761         1,240         1,622         1,334
   Other operating (1) .....           760           916         1,151           465           377           279            79
                                  --------      --------      --------      --------      --------      --------      --------
    Total property operating
    costs...................         9,056         9,724         9,199         5,226         1,617         1,901         1,413
                                   --------      --------      --------      --------      --------      --------      --------

PROPERTY OPERATING INCOME ..      $ 23,316      $ 25,352      $ 22,612      $ 15,754      $  4,043      $  6,125      $  3,585
                                  ========      ========      ========      ========      ========      ========      ========


                                 OTHER          TOTAL
                                --------       --------
  RENTAL REVENUES:
   Minimum rent ............    $     85       $ 92,508
   Percentage rent .........          --          1,406
   Recoveries from tenants .           6         35,163
   Other revenue (2) .......          --          9,937
                                --------       --------
    Total rental revenues ..          91        139,014

PROPERTY OPERATING COSTS:
   Recoverable from tenants            8         34,117
   Other operating (1) .....         341          4,368
                                --------       --------
    Total property operating
    costs...................         349         38,485
                                --------       --------

PROPERTY OPERATING INCOME ..    $   (258)      $100,529
                                ========       ========

(1)   Total property operating costs excludes management fees as follows:
      Potomac Mills - $935, Franklin Mills - $791, Sawgrass Mills - $1,218, Gurnee Mills - $867, Community Centers - $795, Ontario Mills - $849, Grapevine Mills - $1,232, Arizona Mills - $1,357, The Block at Orange - $660, The Oasis at Sawgrass - $151, Concord Mills - $365, and Katy Mills $150.

(2) Other revenue for The Block excludes $1,298 of income related to tax increment financing for the project, which the Company considers to be recurring operating income.

                               OCCUPANCY ANALYSIS

The following table sets forth occupancy analysis for our Mills, Community Centers and the Block as of December 31, 1999.



                                       GROSS LEASED & OCCUPIED AREA  (SQ. FT.) (1)
                              TOTAL           GROSS LEASABLE AREA OCCUPIED
                              GROSS                       (3)
     PROJECT              LEASABLE AREA           AT DECEMBER 31, 1999                  %
------------------        -------------       ----------------------------           -------
MILLS:
  Potomac Mills            1,637,122                1,594,827                         97.42%
  Franklin Mills           1,741,141                1,597,093                         91.73%
  Sawgrass Mills           1,845,342                1,765,903                         95.70%
  Gurnee Mills             1,699,673                1,639,317                         96.45%
                           ---------                ---------                         ------
  Total Mills              6,923,278                6,597,140                         95.29%

COMMUNITY CENTERS:
  Butterfield                114,610                  114,610                        100.00%
  Coopers Crossing           173,509                  115,115                         66.35%
  Crosswinds                 144,273                  141,600                         98.15%
  Fashion Place              147,950                  119,418                         80.72%
  Germantown                 177,097                  173,097                         97.74%
  Gwinnett                   194,503                  183,513                         94.35%
  Liberty Plaza              315,067                  248,856                         78.99%
  Montgomery Village         117,391                   94,601                         80.59%
  Mt. Prospect               298,600                  290,037                         97.13%
  West Falls Church           87,824                   86,488                         98.48%
  Western Hills              449,496                  404,281                         89.94%
                           ---------                ---------                         ------
                           2,220,320                1,971,616                         88.80%
                           ---------                ---------                         ------

Total Wholly Owned         9,143,598                8,568,756                         93.71%
                           =========                =========                         ======

JOINT VENTURES:
  Ontario Mills            1,471,096                1,441,011                         97.95%
  Grapevine Mills          1,500,470                1,464,845                         97.63%
  Arizona Mills            1,233,884                1,205,890                         97.73%
  Concord Mills            1,235,838                1,096,988                         88.76%
  Katy Mills               1,159,821                1,058,211                         91.24%
  The Block at Orange        644,652                  607,432                         94.23%
  The Oasis at
    Sawgrass                 290,063                  273,739                         94.37%
                           ---------                ---------                         -----

Total Joint Ventures       7,535,824                7,148,116                         94.86%
                           =========                =========                         ======

Total Mills               13,814,450               13,137,824                         95.10%
                          ==========               ==========                         ======
Total Wholly Owned
  and Joint Ventures      16,679,422               15,716,872                         94.23%
                          ==========               ==========                         ======

                                GROSS LEASED & OCCUPIED AREA, NET OF ANCHORS (SQ. FT.) (2)


                             TOTAL
                             GROSS             GROSS LEASABLE AREA OCCUPIED (3)
     PROJECT             LEASABLE AREA               AT DECEMBER 31, 1999                  %
------------------       -------------         --------------------------------        --------
MILLS:
  Potomac Mills            636,565                      594,270                         93.36%
  Franklin Mills           598,306                      521,813                         87.22%
  Sawgrass Mills           676,617                      642,497                         94.96%
  Gurnee Mills             623,027                      562,671                         90.31%
                         ---------                    ---------                         ------
  Total Mills            2,534,515                    2,321,251                         91.59%

COMMUNITY CENTERS:
  Butterfield               72,677                       72,677                        100.00%
  Coopers Crossing          14,953                       14,953                        100.00%
  Crosswinds                23,298                       20,625                         88.53%
  Fashion Place             74,692                       46,160                         61.80%
  Germantown               130,341                      126,341                         96.93%
  Gwinnett                  96,956                       85,966                         88.66%
  Liberty Plaza             52,320                       39,458                         75.42%
  Montgomery Village        80,986                       58,196                         71.86%
  Mt. Prospect             126,005                      117,442                         93.20%
  West Falls Church         49,983                       48,647                         97.33%
  Western Hills            134,980                       89,765                         66.50%
                         ---------                    ---------                         ------
                           857,191                      720,230                         84.02%
                         ---------                    ---------                         ------

Total Wholly Owned       3,391,706                    3,041,481                         89.67%
                         =========                    =========                         ======

JOINT VENTURES:
  Ontario Mills            509,569                      479,484                         94.10%
  Grapevine Mills          543,397                      507,772                         93.44%
  Arizona Mills            533,153                      505,159                         94.75%
  Concord Mills            565,400                      426,550                         75.44%
  Katy Mills               563,828                      462,218                         81.98%
  The Block at Orange      284,951                      247,731                         86.94%
  The Oasis at
    Sawgrass               155,203                      138,879                         89.48%
                         ---------                    ---------                         ------
Total Joint Ventures     3,155,501                    2,767,793                         87.71%
                         =========                    =========                         ======

Total Mills              5,405,065                    4,841,313                         89.57%
                         =========                    =========                         ======

Total Wholly Owned
  and Joint Ventures     6,547,207                    5,809,274                         88.73%
                         =========                    =========                         ======


                                            TOTAL VACANT  (SQ.FT.)

                                                  SPECIALTY
     PROJECT             ANCHOR                     STORE              TOTAL
------------------       -------                  ---------            -------
MILLS:
  Potomac Mills                0                    42,295             42,295
  Franklin Mills          67,555                    76,493            144,048
  Sawgrass Mills          45,319                    34,120             79,439
  Gurnee Mills                 0                    60,356             60,356
                         -------                   -------             ------
  Total Mills            112,874                   213,264            326,138

COMMUNITY CENTERS:
  Butterfield                  0                         0                  0
  Coopers Crossing        58,394                         0             58,394
  Crosswinds                   0                     2,673              2,673
  Fashion Place                0                    28,532             28,532
  Germantown                   0                     4,000              4,000
  Gwinnett                     0                    10,990             10,990
  Liberty Plaza           53,349                    12,862             66,211
  Montgomery Village           0                    22,790             22,790
  Mt. Prospect                 0                     8,563              8,563
  West Falls Church            0                     1,336              1,336
  Western Hills                0                    45,215             45,215
                         -------                   -------             ------
                         111,743                   136,961            248,704
                         -------                   -------             ------

Total Wholly Owned       224,617                   350,225            574,842
                         =======                   =======            =======

JOINT VENTURES:
  Ontario Mills                0                    30,085             30,085
  Grapevine Mills              0                    35,625             35,625
  Arizona Mills                0                    27,994             27,994
  Concord Mills                0                   138,850            138,850
  Katy Mills                   0                   101,610            101,610
  The Block at Orange          0                    37,220             37,220
  The Oasis at
    Sawgrass                   0                    16,324             16,324
                         -------                  --------            -------

Total Joint Ventures           0                   387,708            387,708
                         =======                  ========            =======

Total Mills              112,874                   563,752            676,626
                         =======                  ========            =======

Total Wholly Owned
  and Joint Ventures     224,617                   737,933            962,550
                         =======                  ========            =======



(1) Includes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills-80,000 square feet; Franklin Mills-209,612 square feet; Sawgrass Mills-281,774 square feet; Gurnee Mills-250,806 square feet; Liberty Plaza - 13,741 square feet; West Falls Church - 2,240 square feet; and Ontario Mills-125,000 square feet. A ground lease at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also included.

(2)  Anchor stores include all stores occupying more than 20,000 square feet.

(3) Gross leasable area occupied is defined as follows: (i) all space leased and for which rent is being paid as of December 31, 1999, excluding tenants with leases that have a term of less than one year, plus (ii) gross leasable area owned by certain store tenants.

                          LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1999 multiplied by 12.

                                     NO. OF                             2000                        NO. OF
                                     LEASES                          ANNUALIZED         PER SQ.     LEASES
                                    EXPIRING          SQ. FT          MIN. RENT           FT.       EXPIRING          SQ. FT
                                   -----------      -----------      -----------      -----------  -----------      -----------
Potomac Mills:
  Anchors (2)                               --               --      $        --      $        --           --               --
  Majors (2)                                 2           83,533          626,498             7.50            2           67,052
  Specialty                                 26           66,678        1,706,556            25.59           27           69,344
  Food Court                                 5            3,898          240,855            61.79            3            2,484
                                   -----------      -----------      -----------      -----------  -----------      -----------
                                            33          154,109      $ 2,573,909      $     16.70           32          138,880


Franklin Mills:
  Anchors (2)                               --               --      $        --      $        --            1           70,701
  Majors (2)                                --               --               --               --            1           25,127
  Specialty                                 24           87,924        1,827,158            20.78           37          107,409
  Food Court                                 3            2,870          118,310            41.22            2            1,000
                                   -----------      -----------      -----------      -----------  -----------      -----------
                                            27           90,794      $ 1,945,468      $     21.43           41          204,237


Sawgrass Mills:
  Anchors (2,3)                              1           78,619      $   255,512      $      3.25            2          147,915
  Majors (2)                                 1           20,189          240,000            11.89           --               --
  Specialty                                 49          159,647        3,786,418            23.72           47          164,740
  Food Court                                22           18,536        1,036,516            55.92            4            3,124
                                   -----------      -----------      -----------      -----------  -----------      -----------
                                            73          276,991      $ 5,318,446      $     19.20           53          315,779


Gurnee Mills:
  Anchors (2)                               --               --      $        --      $        --            3          231,271
  Majors (2)                                --               --               --               --            1           40,752
  Specialty                                 21           66,071        1,211,857            18.34           53          174,782
  Food Court                                 1              657           24,309            37.00           14           10,061
                                   -----------      -----------      -----------      -----------  -----------      -----------
                                            22           66,728      $ 1,236,166      $     18.53           71          456,866


Total Mills without Joint
  Ventures:
  Anchors (2)                                1           78,619      $   255,512      $      3.25            6          449,887
  Majors (2)                                 3          103,722          866,498             8.35            4          132,931
  Specialty                                120          380,320        8,531,989            22.43          164          516,275
  Food Court                                31           25,961        1,419,990            54.70           23           16,669
                                   -----------      -----------      -----------      -----------  -----------      -----------
                                           155          588,622      $11,073,989      $     18.81          197        1,115,762
                                   ===========      ===========      ===========      ===========  ===========      ===========


                                        2001                         NO. OF                             2002
                                     ANNUALIZED         PER SQ.      LEASES                          ANNUALIZED        PER SQ.
                                      MIN. RENT           FT.       EXPIRING          SQ. FT          MIN. RENT          FT.
                                     -----------      -----------  -----------      -----------      -----------      ---------
Potomac Mills:
  Anchors (2)                        $        --      $        --           --               --      $        --     $       --
  Majors (2)                             602,846             8.99           --               --               --             --
  Specialty                            1,850,960            26.69           32          121,924        2,592,939          21.27
  Food Court                             153,506            61.80            3            1,859          127,485          68.58
                                     -----------      -----------  -----------      -----------      -----------      ---------
                                     $ 2,607,312      $     18.77           35          123,783      $ 2,720,424      $   21.98


Franklin Mills:
  Anchors (2)                        $   484,302      $      6.85           --               --      $        --      $      --
  Majors (2)                             178,402             7.10            1           30,237          257,015           8.50
  Specialty                            2,335,638            21.75           26           83,912        1,808,558          21.55
  Food Court                              40,990            40.99            3            2,512           74,660          29.72
                                     -----------      -----------  -----------      -----------      -----------      ---------
                                     $ 3,039,332      $     14.88           30          116,661      $ 2,140,233      $   18.35


Sawgrass Mills:
  Anchors (2,3)                      $ 1,101,435      $      7.45           --               --      $        --      $      --
  Majors (2)                                  --               --            2           42,657          365,491           8.57
  Specialty                            3,941,804            23.93           28           72,411        2,193,327          30.29
  Food Court                             176,752            56.58            2            1,852           87,602          47.30
                                     -----------      -----------  -----------      -----------      -----------      ---------
                                     $ 5,219,991      $     16.53           32          116,920      $ 2,646,420      $   22.63


Gurnee Mills:
  Anchors (2)                        $ 1,381,540      $      5.97            1           61,265      $   495,000      $    8.08
  Majors (2)                             289,339             7.10            1           33,627          252,202           7.50
  Specialty                            3,569,870            20.42           24           73,363        1,553,646          21.18
  Food Court                             572,738            56.93            5            3,611          228,158          63.18
                                     -----------      -----------  -----------      -----------      -----------      ---------
                                     $ 5,813,487      $     12.72           31          171,866      $ 2,529,006      $   14.71


Total Mills without Joint
  Ventures:
  Anchors (2)                        $ 2,967,277      $      6.60            1           61,265      $   495,000      $    8.08
  Majors (2)                           1,070,587             8.05            4          106,521          874,408           8.21
  Specialty                           11,698,272            22.66          110          351,610        8,148,470          23.17
  Food Court                             943,986            56.63           13            9,834          517,905          52.66
                                     -----------      -----------  -----------      -----------      -----------      ---------
                                     $16,680,122      $     14.95          128          529,230      $10,036,083      $   18.96
                                     ===========      ===========  ===========      ===========      ===========      =========


                                     NO. OF                          2003
                                     LEASES                       ANNUALIZED         PER SQ.
                                    EXPIRING       SQ. FT          MIN. RENT           FT.
                                   -----------   -----------      -----------      ----------
Potomac Mills:
  Anchors (2)                               --            --      $        --      $      --
  Majors (2)                                 3        75,384          654,146           8.68
  Specialty                                 48       132,888        3,802,223          28.61
  Food Court                                --            --               --             --
                                   -----------   -----------      -----------      ---------
                                            51       208,272      $ 4,456,369      $   21.40


Franklin Mills:
  Anchors (2)                                1       128,950      $   567,000      $    4.40
  Majors (2)                                --            --               --             --
  Specialty                                 20        92,026        1,692,582          18.39
  Food Court                                 2         1,238           54,400          43.94
                                   -----------   -----------      -----------      ---------
                                            23       222,214      $ 2,313,982      $   10.41


Sawgrass Mills:
  Anchors (2,3)                              1       111,324      $   640,113      $    5.75
  Majors (2)                                --            --               --             --
  Specialty                                 20        72,676        2,050,395          28.21
  Food Court                                --            --               --             --
                                   -----------   -----------      -----------      ---------
                                            21       184,000      $ 2,690,508      $   14.62


Gurnee Mills:
  Anchors (2)                               --            --      $        --      $      --
  Majors (2)                                 3       115,506          977,120           8.46
  Specialty                                 24        85,015        1,775,190          20.88
  Food Court                                --            --               --             --
                                   -----------   -----------      -----------      ---------
                                            27       200,521      $ 2,752,310      $   13.73


Total Mills without Joint
  Ventures:
  Anchors (2)                                2       240,274      $ 1,207,113      $    5.02
  Majors (2)                                 6       190,890        1,631,266           8.55
  Specialty                                112       382,605        9,320,390          24.36
  Food Court                                 2         1,238           54,400          43.94
                                   -----------   -----------      -----------      ---------
                                           122       815,007      $12,213,169      $   14.99
                                   ===========   ===========      ===========      =========


(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also excluded.

(2) Anchor tenants are defined as any tenant who gross leasable area equals or exceeds 50,000 square feet and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 square feet but is less than 50,000 square feet.

(3) For lease expiration purposes, Sawgrass Mills includes 59,480 square feet of gross leasable area that is owned in fee by Sawgrass Mills Phase III (The Oasis), but is lease back to Sawgrass Mills and is sublet to Regal Theatres.

                          LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1999 multiplied by 12.

                              NO. OF                             2000                           NO. OF
                              LEASES                          ANNUALIZED         PER SQ.        LEASES
                             EXPIRING          SQ. FT          MIN. RENT           FT.          EXPIRING          SQ. FT
                            -----------     -----------      -----------      -----------      -----------      -----------
  Ontario Mills:
    Anchors(2)                      --               --      $        --      $        --               --               --
    Majors(2)                       --               --               --               --               --               --
    Specialty                        6            9,872          306,440            31.04               47          199,801
    Food Court                      --               --               --               --               --               --
                            ----------      -----------      -----------      -----------      -----------      -----------
                                     6            9,872      $   306,440      $     31.04               47          199,801

Grapevine Mills:
    Anchors(2)                      --               --      $        --      $        --               --               --
    Majors(2)                       --               --               --               --               --               --
    Specialty                        8           16,419          382,112            23.27               11           26,709
    Food Court                      --               --               --               --               --               --
                            ----------       ----------      -----------      -----------      -----------      -----------
                                     8           16,419      $   382,112      $     23.27               11           26,709

Arizona Mills:
    Anchors(2)                      --               --      $        --      $        --               --               --
    Majors(2)                       --               --               --               --               --               --
    Specialty                        6           18,768          505,145            26.92                8           17,212
    Food Court                      --               --               --               --               --               --
                            ----------       ----------      -----------      -----------      -----------      -----------
                                     6           18,768      $   505,145      $     26.92                8           17,212

The Oasis at Sawgrass:
    Anchors(2,3)                    --               --      $        --      $        --               --               --
    Majors(2)                       --               --               --               --               --               --
    Specialty                       --               --               --               --               --               --
    Food Court                      --               --               --               --               --               --
                            ----------       ----------      -----------      -----------      -----------      -----------
                                    --               --      $        --      $        --               --               --


Concord Mills:
    Anchors(2)                      --               --      $        --      $        --               --               --
    Majors(2)                       --               --               --               --               --               --
    Specialty                        2           12,107          352,710            29.13                1            2,658
    Food Court                      --               --               --               --               --               --
                            ----------       ----------      -----------      -----------      -----------      -----------
                                     2           12,107      $   352,710      $     29.13                1            2,658

                                2001                             NO. OF                           2002
                             ANNUALIZED         PER SQ.          LEASES                         ANNUALIZED      PER SQ.
                              MIN. RENT           FT.           EXPIRING         SQ. FT         MIN. RENT         FT.
                             -----------       -----------     ----------      ----------      -----------     ---------
  Ontario Mills:
    Anchors(2)               $       --      $       --              --              --      $       --      $       --
    Majors (2)                       --              --              --              --              --              --
    Specialty                 3,895,178           19.50              24          70,772       1,716,121           24.25
    Food Court                       --              --              --              --              --              --
                             ----------      ----------      ----------      ----------      ----------      ----------
                             $3,895,178      $    19.50              24          70,772      $1,716,121      $    24.25

Grapevine Mills:
    Anchors (2)              $       --      $       --              --              --      $       --      $       --
    Majors  (2)                      --              --               1          23,329         279,948           12.00
    Specialty                   627,739           23.50              55         182,280       4,007,068           21.98
    Food Court                       --              --              --              --              --              --
                             ----------      ----------      ----------      ----------      ----------      ----------
                             $  627,739      $    23.50              56         205,609      $4,287,016      $    20.85

Arizona Mills:
    Anchors(2)               $       --      $       --              --              --      $       --      $       --
    Majors (2)                       --              --              --              --              --              --
    Specialty                   444,141           25.80              58         198,373       4,221,874           21.28
    Food Court                       --              --              --              --              --              --
                             ----------      ----------      ----------      ----------      ----------      ----------
                             $  444,141      $    25.80              58         198,373      $4,221,874      $    21.28

The Oasis at Sawgrass:
    Anchors(2,3)             $       --      $       --              --              --      $       --      $       --
    Majors (2)                       --              --              --              --              --              --
    Specialty                        --              --               2           3,132         179,705           57.38
    Food Court                       --              --              --              --              --              --
                             ----------      ----------      ----------      ----------      ----------      ----------
                             $       --      $       --               2           3,132      $  179,705      $    57.38


Concord Mills:
    Anchors(2)               $       --      $       --              --              --      $       --      $       --
    Majors(2)                        --              --              --              --              --              --
    Specialty                    58,476           22.00               2           2,946          92,894           31.53
    Food Court                       --              --              --              --              --              --
                             ----------      ----------      ----------      ----------      ----------      ----------
                             $   58,476      $    22.00               2           2,946      $   92,894      $    31.53

                                 NO. OF                               2003
                                 LEASES                            ANNUALIZED           PER SQ.
                                EXPIRING          SQ. FT            MIN. RENT             FT.
                               -----------      -----------        -----------        ----------
  Ontario Mills:
    Anchors (2)                       --                 --      $          --      $        --
    Majors  (2)                       --                 --                 --               --
    Specialty                         14             42,440          1,112,563            26.21
    Food Court                        --                 --                 --               --
                              ----------      -------------      -------------      -----------
                                      14             42,440      $   1,112,563      $     26.21

Grapevine Mills:
    Anchors                           --                 --      $          --      $        --
    Majors                            --                 --                 --               --
    Specialty                         22             71,420          1,636,636            22.92
    Food Court                        --                 --                 --               --
                            ------------      -------------      -------------      -----------
                                      22             71,420      $   1,636,636      $     22.92

Arizona Mills:
    Anchors(2)                        --                 --      $          --      $        --
    Majors                            --                 --                 --               --
    Specialty                         23             87,967          1,906,924            21.68
    Food Court                        --                 --                 --               --
                            ------------      -------------      -------------      -----------
                                      23             87,967      $   1,906,924      $     21.68

The Oasis at Sawgrass:
    Anchors(2,3)                      --                 --      $        --        $        --
    Majors                            --                 --               --                 --
    Specialty                          2             11,539            368,940            31.97
    Food Court                        --                 --                 --               --
                            ------------      -------------      -------------      -----------
                                       2             11,539      $     368,940      $     31.97


Concord Mills:
    Anchors(2)                        --                 --      $         --       $        --
    Majors(2)                          1             21,543            258,516            12.00
    Specialty                          2             22,071            298,780            13.54
    Food Court                        --                 --                 --               --
                            ------------     --------------      -------------      ------------
                                       3             43,614      $     557,296      $     12.78

-----------------

(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also excluded.

(2) Anchor tenants are defined as any tenant who gross leasable area equals or exceeds 50,000 square feet and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 square feet but is less than 50,000 square feet.

(3) For lease expiration purposes, Sawgrass Mills includes 59,480 square feet of gross leasable area that is owned in fee by Sawgrass Mills Phase III (The Oasis), but lease back to Sawgrass Mills and is sublet to Regal Theatres.

                          LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1999 multiplied by 12.

                              NO. OF                             2000                           NO. OF
                              LEASES                          ANNUALIZED         PER SQ.        LEASES
                             EXPIRING          SQ. FT          MIN. RENT           FT.          EXPIRING          SQ. FT
                            -----------     -----------      -----------      -----------      -----------      -----------

  Katy Mills:
    Anchors(2)                     --                --      $        --      $        --               --               --
    Majors(2)                      --                --               --               --               --               --
    Specialty                       1             1,582           36,386            23.00                1            3,327
    Food Court                     --                --               --               --               --               --
                           -----------      -----------      -----------      -----------      -----------      -----------
                                    1             1,582      $    36,386      $     23.00                1            3,327


Total Mills with
  Joint Ventures:
    Anchors(2)                      1            78,619      $   255,512      $      3.25                6          449,887
    Majors(2)                       3           103,722          866,498             8.35                4          132,931
    Specialty                     143           439,068       10,114,782            23.04              232          765,982
    Food Court                     31            25,961        1,419,990            54.70               23           16,669
                           -----------      -----------      -----------      -----------      -----------      -----------
                                  178           647,370      $12,656,782      $     19.55              265        1,365,469
                           ===========      ===========      ===========      ===========      ===========      ===========

The Block at Orange:
    Anchors(2)                     --                --      $        --      $        --               --               --
    Majors(2)                      --                --               --               --               --               --
    Specialty                       2               826           72,210            87.42                6            5,946
    Food Court                     --                --               --               --               --               --
                           -----------      -----------      -----------      -----------      -----------      -----------
                                    2               826      $    72,210      $     87.42                6            5,946
                           ===========      ===========      ===========      ===========      ===========      ===========

Community Centers:
    Anchors(2)                     --                --      $        --      $        --               --               --
    Majors(2)                       1            21,007          283,595            13.50                1           24,300
    Specialty                      28           118,258        1,292,259            10.93               47          169,173
    Food Court                     --                --               --               --               --               --
                           -----------      -----------      -----------      -----------      -----------      -----------
                                   29           139,265      $ 1,575,854      $     11.32               48          193,473
                           ===========      ===========      ===========      ===========      ===========      ===========

Totals:
    Anchors(2)                      1            78,619      $   255,512      $      3.25                6          449,887
    Majors(2)                       4           124,729        1,150,093             9.22                5          157,231
    Specialty                     173           558,152       11,479,251            20.57              285          941,101
    Food Court                     31            25,961        1,419,990            54.70               23           16,669
                           -----------      -----------      -----------      -----------      -----------      -----------
                                  209           787,461      $14,304,846      $     18.17              319        1,564,888
                           ===========      ===========      ===========      ===========      ===========      ===========


                              2001                             NO. OF                            2002
                           ANNUALIZED        PER SQ.           LEASES                          ANNUALIZED        PER SQ.
                            MIN. RENT          FT.            EXPIRING         SQ. FT          MIN. RENT           FT.
                           -----------      -----------      ----------       ----------       -----------      ---------

  Katy Mills:
    Anchors(2)             $        --      $        --               --               --      $        --      $        --
    Majors(2)                       --               --               --               --               --               --
    Specialty                   66,540            20.00                5            7,017          265,154            37.79
    Food Court                      --               --               --               --               --               --
                           -----------      -----------      -----------      -----------      -----------      -----------
                           $    66,540      $     20.00                5            7,017      $   265,154      $     37.79


Total Mills with
  Joint Ventures:
    Anchors(2)             $ 2,967,277      $      6.60                1           61,265      $   495,000      $      8.08
    Majors(2)                1,070,587             8.05                5          129,850        1,154,656             8.89
    Specialty               16,790,346            21.92              256          816,130       18,631,286            22.83
    Food Court                 943,986            56.63               13            9,834          517,905            52.66
                           -----------      -----------      -----------      -----------      -----------      -----------
                           $21,772,196      $     15.94              275        1,017,079      $20,798,847      $     20.45
                           ===========      ===========      ===========      ===========      ===========      ===========

The Block at Orange:
    Anchors(2)             $        --      $        --               --               --      $        --      $        --
    Majors(2)                       --               --               --               --               --               --
    Specialty                  227,569            38.27                5            7,495          224,909            30.01
    Food Court                      --               --               --               --               --               --
                           -----------      -----------      -----------      -----------      -----------      -----------
                           $   227,569      $     38.27                5            7,495      $   224,909      $     30.01
                           ===========      ===========      ===========      ===========      ===========      ===========

Community Centers:
    Anchors(2)             $        --      $        --               --               --      $        --      $        --
    Majors(2)                  133,650             5.50                2           59,300          245,450             4.14
    Specialty                2,261,380            13.37               46          132,654        1,923,505            14.50
    Food Court                      --               --               --               --               --               --
                           -----------      -----------      -----------      -----------      -----------      -----------
                           $ 2,395,030      $     12.38               48          191,954      $ 2,168,955      $     11.30
                           ===========      ===========      ===========      ===========      ===========      ===========

Totals:
    Anchors(2)             $ 2,967,277      $      6.60                1           61,265      $   495,000      $      8.08
    Majors(2)                1,204,237             7.66                7          189,150        1,400,106             7.40
    Specialty               19,279,295            20.49              307          956,279       20,779,700            21.73
    Food Court                 943,986            56.63               13            9,834          517,905            52.66
                           -----------      -----------      -----------      -----------      -----------      -----------
                           $24,394,795      $     15.59              328        1,216,528      $23,192,711      $     19.06
                           ===========      ===========      ===========      ===========      ===========      ===========


                             NO. OF                             2003
                             LEASES                          ANNUALIZED         PER SQ.
                            EXPIRING          SQ. FT          MIN. RENT           FT.
                           -----------      -----------      -----------      ----------

  Katy Mills:
    Anchors(2)                      --               --      $        --      $       --
    Majors(2)                        1           22,715          272,580           12.00
    Specialty                        3           16,535          258,233           15.62
    Food Court                      --               --               --              --
                           -----------      -----------      -----------      ----------
                                     4           39,250      $   530,813      $    13.52


Total Mills with
  Joint Ventures:
    Anchors(2)                       2          240,274      $ 1,207,113      $     5.02
    Majors(2)                        8          235,148        2,162,362            9.20
    Specialty                      178          634,577       14,902,466           23.48
    Food Court                       2            1,238           54,400           43.94
                           -----------      -----------      -----------      ----------
                                   190        1,111,237      $18,326,341      $    16.49
                           ===========      ===========      ===========      ==========

The Block at Orange:
    Anchors(2)                      --               --      $        --      $       --
    Majors(2)                       --               --               --              --
    Specialty                       19           42,461        1,358,944           32.00
    Food Court                       1              946           70,004           74.00
                           -----------      -----------      -----------      ----------
                                    20           43,407      $ 1,428,948      $    32.92
                           ===========      ===========      ===========      ==========

Community Centers:
    Anchors(2)                       1           56,949      $   194,300      $     3.41
    Majors(2)                        4          117,557          910,369            7.74
    Specialty                       26           81,287        1,173,614           14.44
    Food Court                      --               --               --              --
                           -----------      -----------      -----------      ----------
                                    31          255,793      $ 2,278,283      $     8.91
                           ===========      ===========      ===========      ==========

Totals:
    Anchors(2)                       3          297,223      $ 1,401,413      $     4.72
    Majors(2)                       12          352,705        3,072,731            8.71
    Specialty                      223          758,325       17,435,024           22.99
    Food Court                       3            2,184          124,404           56.96
                           -----------      -----------      -----------      ----------
                                   241        1,410,437      $22,033,572      $    15.62
                           ===========      ===========      ===========      ==========

(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also excluded.

(2) Anchor tenants are defined as any tenant who gross leasable area equals or exceeds 50,000 square feet and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 square feet but is less than 50,000 square feet.

(3) For lease expiration purposes, Sawgrass Mills includes 59,480 square feet of gross leasable area that is owned in fee by Sawgrass Mills Phase III (The Oasis), but lease back to Sawgrass Mills and is sublet to Regal Theatres.

                          LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1999 multiplied by 12.


                               NO. OF                             2004                      NO. OF                           2005
                               LEASES                          ANNUALIZED        PER SQ.    LEASES                        ANNUALIZED
                              EXPIRING         SQ. FT          MIN. RENT          FT.      EXPIRING         SQ. FT        MIN. RENT
                             -----------     -----------      -----------     ----------  -----------     -----------    -----------
Potomac Mills:
  Anchors(2)                           1          61,763      $  509,546      $     8.25           1         153,036      $  525,000
  Majors(2)                            2          64,934         677,066           10.43           1          33,743         326,779
  Specialty                           22          78,810       1,902,562           24.14          11          45,597       1,148,703
  Food Court                           1             590          37,635           63.79          --              --              --
                              ----------      ----------      ----------      ----------  ----------      ----------      ----------
                                      26         206,097      $3,126,809      $    15.17          13         232,376      $2,000,482

Franklin Mills:
  Anchors(2)                           1         100,200      $  597,975      $     5.97          --              --      $       --
  Majors(2)                            2          82,473         644,700            7.82          --              --              --
  Specialty                           16          37,651         943,055           25.05           6          39,325         728,747
  Food Court                          --              --              --              --          --              --              --
                              ----------      ----------      ----------      ----------  ----------      ----------      ----------
                                      19         220,324      $2,185,730      $     9.92           6          39,325      $  728,747

Sawgrass Mills:
  Anchors(2,3)                        --              --      $       --      $       --          --              --              --
  Majors(2)                            2          83,581         864,393           10.34           2          72,772         881,436
  Specialty                           14          33,510       1,126,458           33.62          15          68,484       1,652,766
  Food Court                          --              --              --              --           1           2,960          37,148
                              ----------      ----------      ----------      ----------  ----------      ----------      ----------
                                      16         117,091      $1,990,851      $    17.00          18         144,216      $2,571,350

Gurnee Mills:
  Anchors(2)                          --              --      $       --      $       --          --              --      $       --
  Majors(2)                           --              --              --              --          --              --              --
  Specialty                           14          56,644       1,131,252           19.97           7          46,012         948,275
  Food Court                           2           1,357          54,280           40.00           1             542          24,390
                              ----------      ----------      ----------      ----------  ----------      ----------      ----------
                                      16          58,001      $1,185,532      $    20.44           8          46,554      $  972,665

Total Mills
 without Joint Ventures:
  Anchors(2)                           2         161,963      $1,107,521      $     6.84           1         153,036      $  525,000
  Majors(2)                            6         230,988       2,186,159            9.46           3         106,515       1,208,215
  Specialty                           66         206,615       5,103,327           24.70          39         199,418       4,478,491
  Food Court                           3           1,947          91,915           47.21           2           3,502          61,538
                              ----------      ----------      ----------      ----------  ----------      ----------      ----------
                                      77         601,513      $8,488,922      $    14.11          45         462,471      $6,273,244
                              ==========      ==========      ==========      ==========  ==========      ==========      ==========

                                           NO. OF                           2006                       NO. OF
                               PER SQ.     LEASES                         ANNUALIZED      PER SQ.      LEASES
                                 FT.      EXPIRING         SQ. FT         MIN. RENT         FT.       EXPIRING         SQ. FT
                             ----------  ----------      ----------      -----------     ---------   -----------     ----------
Potomac Mills:
  Anchors(2)                 $     3.43           2         208,813      $1,394,772      $    6.68           --              --
  Majors(2)                        9.68          --              --              --             --            1          38,210
  Specialty                       25.19           3          35,029         744,083          21.24            1           1,088
  Food Court                         --           2           1,354          81,820          60.43           --              --
                             ----------  ----------      ----------      ----------      ---------   ----------      ----------
                             $     8.61           7         245,196      $2,220,675      $    9.06            2          39,298

Franklin Mills:
  Anchors(2)                 $       --          --              --      $       --      $      --           --              --
  Majors(2)                          --           1          46,406         483,087          10.41            3          80,762
  Specialty                       18.53           2           2,561          71,198          27.80           --              --
  Food Court                         --           1             476          24,276          51.00           --              --
                             ----------  ----------      ----------      ----------      ---------   ----------      ----------
                             $    18.53           4          49,443      $  578,561      $   11.70            3          80,762

Sawgrass Mills:
  Anchors(2,3)               $       --          --              --      $       --      $      --           --              --
  Majors(2)                       12.11           1          20,300         527,800          26.00           --              --
  Specialty                       24.13           4          17,593         502,605          28.57            6          12,816
  Food Court                      12.55          --              --              --             --           --              --
                             ----------  ----------      ----------      ----------      ---------   ----------      ----------
                             $    17.83           5          37,893      $1,030,405      $   27.19            6          12,816

Gurnee Mills:
  Anchors(2)                         --          --              --      $       --      $      --           --              --
  Majors(2)                          --           1          20,000         600,000          30.00           --              --
  Specialty                       20.61           2          14,273         213,036          14.93            4           4,912
  Food Court                      45.00           1             533          42,500          79.74            1             831
                             ----------  ----------      ----------      ----------      ---------   ----------      ----------
                             $    20.89           4          34,806      $  855,536      $   24.58            5           5,743

Total Mills
 without Joint Ventures:
  Anchors(2)                 $     3.43           2         208,813      $1,394,772      $    6.68           --              --
  Majors(2)                       11.34           3          86,706       1,610,887          18.58            4         118,972
  Specialty                       22.46          11          69,456       1,530,922          22.04           11          18,816
  Food Court                      17.57           4           2,363         148,596          62.88            1             831
                             ----------  ----------      ----------      ----------      ---------   ----------      ----------
                             $    13.56          20         367,338      $4,685,177      $   12.75           16         138,619
                             ==========  ==========      ==========      ==========      =========   ==========      ==========

                                2007
                              ANNUALIZED       PER SQ.
                              MIN. RENT         FT.
                             -----------     ---------
Potomac Mills:
  Anchors(2)                 $       --      $      --
  Majors(2)                     337,394           8.83
  Specialty                      67,405          61.95
  Food Court                         --             --
                             ----------      ---------
                             $  404,799      $   10.30

Franklin Mills:
  Anchors(2)                 $       --      $      --
  Majors(2)                     993,250          12.30
  Specialty                          --             --
  Food Court                         --             --
                             ----------      ---------
                             $  993,250      $   12.30

Sawgrass Mills:
  Anchors(2,3)               $       --      $      --
  Majors(2)                          --             --
  Specialty                     493,249          38.49
  Food Court                         --             --
                             ----------      ---------
                             $  493,249      $   38.49

Gurnee Mills:
  Anchors(2)                 $       --      $      --
  Majors(2)                          --             --
  Specialty                     163,889          33.37
  Food Court                     29,085          35.00
                             ----------      ---------
                             $  192,974      $   33.60

Total Mills
 without Joint Ventures:
  Anchors(2)                 $       --      $      --
  Majors(2)                   1,330,644          11.18
  Specialty                     724,543          38.51
  Food Court                     29,085          35.00
                             ----------      ---------
                             $2,084,272      $   15.04
                             ==========      =========

(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also excluded.

(2) Anchor tenants are defined as any tenant who gross leasable area equals or exceeds 50,000 square feet and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 square feet but is less than 50,000 square feet.

(3) For lease expiration purposes, Sawgrass Mills includes 59,480 square feet of gross leasable area that is owned in fee Sawgrass Mills Phase III
     (The Oasis), but lease back to Sawgrass Mills and is sublet to Regal Theatres.

                          LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1999 multiplied by 12.

                              NO. OF                            2004                            NO. OF
                              LEASES                         ANNUALIZED       PER SQ.           LEASES
                             EXPIRING          SQ. FT         MIN. RENT         FT.             EXPIRING         SQ. FT
                            -----------     -----------     -----------     -----------        -----------     -----------
  Ontario Mills:
    Anchors(2)                      --              --      $       --      $       --                 --              --
    Majors(2)                       --              --              --                                 --              --
    Specialty                        4          17,215         378,235           21.97                  2           7,872
    Food Court                      --              --              --              --                 --              --
                            ----------      ----------      ----------      ----------         ----------      ----------
                                     4          17,215      $  378,235      $    21.97                  2           7,872

Grapevine  Mills:
    Anchors(2)                      --              --      $       --      $       --                 --              --
    Majors(2)                       --              --              --              --                 --              --
    Specialty                        7          15,408         423,097           27.46                  8          31,750
    Food Court                      --              --              --              --                 --              --
                            ----------      ----------      ----------      ----------         ----------      ----------
                                     7          15,408      $  423,097      $    27.46                  8          31,750

Arizona Mills:
    Anchors(2)                      --              --      $       --      $       --                 --              --
    Majors(2)                       --              --              --              --                 --              --
    Specialty                       13          37,357         945,602           25.31                  2           2,938
    Food Court                      --              --              --              --                 --              --
                            ----------      ----------      ----------      ----------         ----------      ----------
                                    13          37,357      $  945,602      $    25.31                  2           2,938

The Oasis at Sawgrass:
    Anchors(2,3)                    --              --      $       --      $       --                 --              --
    Majors(2)                       --              --              --              --                 --              --
    Specialty                       17          46,133       1,608,600           34.87                  1           1,226
    Food Court                      --              --              --              --                 --              --
                            ----------      ----------      ----------      ----------         ----------      ----------
                                    17          46,133      $1,608,600      $    34.87                  1           1,226

Concord Mills:
    Anchors(2)                      --              --      $       --      $       --                 --              --
    Majors(2)                        1          21,964         285,532           13.00                 --              --
    Specialty                       42         166,476       3,734,092           22.43                  8          29,941
    Food Court                      --              --              --              --                 --              --
                            ----------      ----------      ----------      ----------         ----------      ----------
                                    43         188,440      $4,019,624      $    21.33                  8          29,941

                              2005                             NO. OF                           2006
                            ANNUALIZED        PER SQ.          LEASES                         ANNUALIZED         PER SQ.
                            MIN. RENT           FT.           EXPIRING         SQ. FT         MIN. RENT            FT.
                           -----------      -----------     ----------      ----------      -----------        ----------
  Ontario Mills:
    Anchors(2)             $       --       $       --              --              --      $       --         $       --
    Majors(2)                      --               --               4         102,308       1,380,041              13.49
    Specialty                 224,391            28.50              26          71,568       1,887,758              26.38
    Food Court                     --               --               1             400          40,000             100.00
                           ----------       ----------      ----------      ----------      ----------         ----------
                           $  224,391       $    28.50              31         174,276      $3,307,799         $    18.98

Grapevine  Mills:
    Anchors(2)             $       --       $       --              --              --      $       --         $       --
    Majors(2)                      --               --              --              --              --                 --
    Specialty                 701,731            22.10               2           8,974         168,618              18.79
    Food Court                     --               --              --              --              --                 --
                           ----------       ----------      ----------      ----------      ----------         ----------
                           $  701,731       $    22.10               2           8,974      $  168,618         $    18.79

Arizona Mills:
    Anchors(2)             $       --       $       --              --              --      $       --         $       --
    Majors(2)                      --               --               1          22,774         120,000               5.27
    Specialty                 112,770            38.38               3          10,192         218,140              21.40
    Food Court                     --               --              --              --              --                 --
                           ----------       ----------      ----------      ----------      ----------         ----------
                           $  112,770       $    38.38               4          32,966      $  338,140         $    10.26

The Oasis at Sawgrass:
    Anchors(2,3)           $       --       $       --              --              --      $       --         $       --
    Majors(2)                      --               --              --              --              --               . --
    Specialty                  58,848            48.00               1          19,971         500,000              25.04
    Food Court                     --               --              --              --              --                 --
                           ----------       ----------      ----------      ----------      ----------         ----------
                           $   58,848       $    48.00               1          19,971      $  500,000         $    25.04

Concord Mills:
    Anchors(2)             $       --       $       --              --              --      $       --         $       --
    Majors(2)                      --               --              --              --              --                 --
    Specialty                 680,782            22.74               7          24,677         616,669              24.99
    Food Court                     --               --              --              --              --                 --
                           ----------       ----------      ----------      ----------      ----------         ----------
                           $  680,782       $    22.74               7          24,677      $  616,669         $    24.99

                              NO. OF                            2007
                              LEASES                         ANNUALIZED         PER SQ.
                             EXPIRING         SQ. FT         MIN. RENT            FT.
                           -----------      -----------    -----------        ----------
  Ontario Mills:
    Anchors(2)                     --              --      $       --         $       --
    Majors(2)                       3          78,457       1,141,946              14.56
    Specialty                      11          25,095         765,622              30.51
    Food Court                     --              --              --                 --
                           ----------      ----------      ----------         ----------
                                   14         103,552      $1,907,568         $    18.42

Grapevine  Mills:
    Anchors(2)                     --              --      $       --         $       --
    Majors(2)                       6         151,812       2,343,211              15.43
    Specialty                      22          77,193       1,901,386              24.63
    Food Court                     --              --              --                 --
                           ----------      ----------      ----------         ----------
                                   28         229,005      $4,244,597         $    18.53

Arizona Mills:
    Anchors(2)                     --              --      $       --         $       --
    Majors(2)                       4         111,578       1,920,786              17.21
    Specialty                      11          67,779       1,333,956              19.68
    Food Court                     --              --              --                 --
                           ----------      ----------      ----------         ----------
                                   15         179,357      $3,254,742         $    18.15

The Oasis at Sawgrass:
    Anchors(2,3)                   --              --      $       --         $       --
    Majors(2)                      --              --              --                 --
    Specialty                      --              --              --                 --
    Food Court                     --              --              --                 --
                           ----------      ----------      ----------         ----------
                                   --              --              --         $       --

Concord Mills:
    Anchors(2)                     --              --      $       --         $       --
    Majors(2)                      --              --              --                 --
    Specialty                       6          18,963         507,907              26.78
    Food Court                     --              --              --                 --
                           ----------      ----------      ----------         ----------
                                    6          18,963      $  507,907         $    26.78

(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also excluded.

(2) Anchor tenants are defined as any tenant who gross leasable area equals or exceeds 50,000 square feet and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 square feet but is less than 50,000 square feet.

(3) For lease expiration purposes, Sawgrass Mills includes 59,480 square feet of gross leasable area that is owned in fee by Sawgrass Mills Phase III (The Oasis), but lease back to Sawgrass Mills and is sublet to Regal Theatres.

                          LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1999 multiplied by 12.

                         NO. OF                             2004                                NO. OF
                         LEASES                          ANNUALIZED         PER SQ.             LEASES
                        EXPIRING          SQ. FT          MIN. RENT           FT.              EXPIRING          SQ. FT
                       -----------      -----------      -----------      -----------         -----------      -----------
  Katy Mills:
    Anchors(2)                  --               --      $        --      $           --               --               --
    Majors(2)                   --               --               --                  --               --               --
    Specialt2                   47          171,533        3,856,739               22.48               13           50,917
    Food Court                  --               --               --                  --               --               --
                       -----------      -----------      -----------      --------------      -----------      -----------
                                47          171,533      $ 3,856,739      $        22.48               13           50,917


Total Mills with
 Joint Ventures:
    Anchors(2)                   2          161,963      $ 1,107,521      $         6.84                1          153,036
    Majors(2)                    7          252,952        2,471,691                9.77                3          106,515
    Specialty                  196          660,737       16,049,692               24.29               73          324,062
    Food Court                   3            1,947           91,915               47.21                2            3,502
                       -----------      -----------      -----------      --------------      -----------      -----------
                               208        1,077,599      $19,720,819      $        18.30               79          587,115
                       ===========      ===========      ===========      ==============      ===========      ===========

The Block at Orange:
    Anchors(2)                  --               --      $        --      $           --               --               --
    Majors(2)                   --               --               --                  --               --               --
    Specialty                    9           40,484          844,298               20.86                3           12,548
    Food Court                  --               --               --                  --               --               --
                       -----------      -----------      -----------      --------------      -----------      -----------
                                 9           40,484      $   844,298      $        20.86                3           12,548
                       ===========      ===========      ===========      ==============      ===========      ===========

Community Centers:
    Anchors(2)                  --               --      $        --      $           --                1           72,897
    Majors(2)                   --               --               --                  --                5          157,086
    Specialty                   23           86,557        1,256,739               14.52                6           32,960
    Food Court                  --               --               --                  --               --               --
                       -----------      -----------      -----------      --------------      -----------      -----------
                                23           86,557      $ 1,256,739      $        14.52               12          262,943
                       ===========      ===========      ===========      ==============      ===========      ===========

Totals:
    Anchors(2)                   2          161,963      $ 1,107,521      $         6.84                2          225,933
    Majors(2)                    7          252,952        2,471,691                9.77                8          263,601
    Specialty                  228          787,778       18,150,729               23.04               82          369,570
    Food Court                   3            1,947           91,915               47.21                2            3,502
                       -----------      -----------      -----------      --------------      -----------      -----------
                               240        1,204,640      $21,821,856      $        18.11               94          862,606
                       ===========      ===========      ===========      ==============      ===========      ===========



                          2005                               NO. OF                              2006
                       ANNUALIZED        PER SQ.             LEASES                           ANNUALIZED         PER SQ.
                       MIN. RENT           FT.              EXPIRING          SQ. FT          MIN. RENT            FT.
                      -----------      --------------      -----------      -----------      -----------      --------------
  Katy Mills:
    Anchors(2)        $        --      $           --               --               --      $        --      $           --
    Majors(2)                  --                  --               --               --               --                  --
    Specialt2           1,216,779               23.90                8           23,989          620,011               25.85
    Food Court                 --                  --               --               --               --                  --
                      -----------      --------------      -----------      -----------      -----------      --------------
                      $ 1,216,779      $        23.90                8           23,898      $   620,011      $        25.85


Total Mills with
 Joint Ventures:
    Anchors(2)        $   525,000      $         3.43                2          208,813      $ 1,394,772      $         6.68
    Majors(2)           1,208,215               11.34                8          211,788        3,100,928               14.69
    Specialty           7,473,792               23.06               58          228,827        5,542,118               24.22
    Food Court             61,538               17.57                5            2,763          188,596               68.26
                      -----------      --------------      -----------      -----------      -----------      --------------
                      $ 9,268,545      $        15.79               73          652,191      $10,226,414      $        15.70
                      ===========      ==============      ===========      ===========      ===========      ==============

The Block at Orange:
    Anchors(2)        $        --      $           --               --               --      $        --      $           --
    Majors(2)                  --                  --               --               --               --                  --
    Specialty             299,800               23.89               --               --               --                  --
    Food Court                 --                  --               --               --               --                  --
                      -----------      --------------      -----------      -----------      -----------      --------------
                      $   299,800      $        23.89               --               --      $        --      $           --
                      ===========      ==============      ===========      ===========      ===========      ==============

Community Centers:
    Anchors(2)        $   394,337      $         5.41               --               --      $        --      $           --
    Majors(2)             908,568                5.78               --               --               --                  --
    Specialty             464,947               14.11                7           32,730          516,882               15.79
    Food Court                 --                  --               --               --               --                  --
                      -----------      --------------      -----------      -----------      -----------      --------------
                      $ 1,767,852      $         6.72                7           32,730      $   516,882      $        15.79
                      ===========      ==============      ===========      ===========      ===========      ==============

Totals:
    Anchors(2)        $   919,337      $         4.07                2          208,813      $ 1,394,772      $         6.68
    Majors(2)           2,116,783                8.03                8          211,788        3,110,928               14.69
    Specialty           8,238,539               22.29               65          261,557        6,059,000               23.17
    Food Court             61,538               17.57                5            2,763          188,596               68.26
                      -----------      --------------      -----------      -----------      -----------      --------------
                      $11,336,197      $        13.14               80          684,921      $10,753,296      $        15.70
                      ===========      ==============      ===========      ===========      ===========      ==============



                        NO. OF                             2007
                        LEASES                           ANNUALIZED           PER SQ.
                       EXPIRING          SQ. FT           MIN. RENT             FT.
                      -----------      -----------      -----------        ----------
  Katy Mills:
    Anchors(2)                 --               --      $        --      $           --
    Majors(2)                  --               --               --                  --
    Specialt2                   7           26,346          648,852               24.63
    Food Court                 --               --               --                  --
                      -----------      -----------      -----------      --------------
                                7           26,346      $   648,852      $        24.63


Total Mills with
 Joint Ventures:
    Anchors(2)                 --               --      $        --                  --
    Majors(2)                  17          460,819        6,736,587               14.62
    Specialty                  68          234,192        5,882,266               25.12
    Food Court                  1              831           29,085               35.00
                      -----------      -----------      -----------      --------------
                               86          695,842      $12,647,938      $        18.18
                      ===========      ===========      ===========      ==============

The Block at Orange:
    Anchors(2)                 --               --      $        --      $           --
    Majors(2)                  --               --               --                  --
    Specialty                   1            6,221          124,420               20.00
    Food Court                 --               --               --                  --
                      -----------      -----------      -----------      --------------
                                1            6,221      $   124,420      $        20.00
                      ===========      ===========      ===========      ==============

Community Centers:
    Anchors(2)                 --               --      $        --      $           --
    Majors(2)                  --               --               --                  --
    Specialty                   4           31,972          380,397               11.90
    Food Court                 --               --               --                  --
                      -----------      -----------      -----------      --------------
                                4           31,972      $   380,397      $        11.90
                      ===========      ===========      ===========      ==============

Totals:
    Anchors(2)                 --               --      $        --      $           --
    Majors(2)                  17          460,819        6,736,587               14.62
    Specialty                  73          272,385        6,387,083               23.45
    Food Court                  1              831           29,085               35.00
                      -----------      -----------      -----------      --------------
                               91          734,035      $13,152,755      $        17.92
                      ===========      ===========      ===========      ==============

(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also excluded.

(2) Anchor tenants are defined as any tenant who gross leasable area equals or exceeds 50,000 square feet and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 square feet but is less than 50,000 square feet.

(3) For lease expiration purposes, Sawgrass Mills includes 59,480 square feet of gross leasable area that is owned in fee by Sawgrass Mills Phase III (The Oasis), but lease back to Sawgrass Mills and is sublet to Regal Theatres.

                          LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1999 multiplied by 12.

                       NO. OF                              2008                        NO. OF                             2009
                       LEASES                            ANNUALIZED      PER SQ.       LEASES                          ANNUALIZED
                       EXPIRING          SQ. FT          MIN. RENT        FT.         EXPIRING          SQ. FT         MIN. RENT
                      -----------      -----------      -----------    -----------   -----------      -----------      -----------
Potomac Mills:
  Anchors(2)                    1          107,021      $   611,520      $ 5.71               --               --      $        --
  Majors(2)                     1           27,068          216,000        7.98               --               --               --
  Specialty                     4           16,089          364,538       22.66                3           13,581          314,425
  Food Court                   --               --               --          --               --               --               --
                      -----------      -----------      -----------      ------      -----------      -----------      -----------
                                6          150,178      $ 1,192,058      $ 7.94                3           13,581      $   314,425

Franklin Mills:
  Anchors(2)                    1           60,268      $   919,087      $15.25               --               --      $        --
  Majors(2)                     1           20,000          317,880       15.89               --               --               --
  Specialty                     2           15,736          333,160       21.17                4           11,750          293,015
  Food Court                   --               --               --          --               --               --               --
                      -----------      -----------      -----------      ------      -----------      -----------      -----------
                                4           96,004      $ 1,570,127      $16.35                4           11,750      $   293,015

Sawgrass Mills:
  Anchors(2,3)                 --               --      $        --      $   --                2          183,915      $ 1,134,545
  Majors(2)                    --               --               --          --               --               --               --
  Specialty                     1            1,605           62,595       39.00                4           14,176          422,020
  Food Court                   --               --               --          --               --               --               --
                      -----------      -----------      -----------      ------      -----------      -----------      -----------
                                1            1,605      $    62,595      $39.00                6          198,091      $ 1,556,565

Gurnee Mills:
  Anchors(2)                   --               --      $        --      $   --                1          105,248      $   568,339
  Majors(2)                    --               --               --          --               --               --               --
  Specialty                     5            9,155          243,273       26.57                3           14,356          279,402
  Food Court                   --               --               --          --               --               --               --
                      -----------      -----------      -----------      ------      -----------      -----------      -----------
                                5            9,155      $   243,273      $26.57                4          119,604      $   847,741

Total Mills without
 Joint Ventures:
  Anchors(2)                    2          167,289      $ 1,530,607      $ 9.15                3          289,163      $ 1,702,884
  Majors(2)                     2           47,068          533,880       11.34               --               --               --
  Specialty                    12           42,585        1,003,566       23.57               14           53,863        1,308,862
  Food Court                   --               --               --          --               --               --               --
                      -----------      -----------      -----------      ------      -----------      -----------      -----------
                               16          256,942      $ 3,068,053      $11.94               17          343,026      $ 3,011,746
                      ===========      ===========      ===========      ======      ===========      ===========      ===========

                                       NO. OF                           AFTER 2009                    NO. OF
                         PER SQ.       LEASES                           ANNUALIZED        PER SQ.     LEASES
                           FT.        EXPIRING          SQ. FT          MIN. RENT           FT.      EXPIRING           SQ. FT.
                          ------      -----------      -----------      -----------      ---------   -----------      -----------
Potomac Mills:
  Anchors(2)              $   --               --               --      $        --      $   --                5          530,633
  Majors(2)                   --               --               --               --          --               12          389,924
  Specialty                23.15                1            3,057           82,539       27.00              178          584,085
  Food Court                  --               --               --               --          --               14           10,185
                          ------      -----------      -----------      -----------      ------      -----------      -----------
                          $23.15                1            3,057      $    82,539      $27.00              209        1,514,827

Franklin Mills:
  Anchors(2)              $   --                1           68,174      $ 1,005,567      $14.75                5          428,293
  Majors(2)                   --               --               --               --          --                9          285,005
  Specialty                24.94                5           35,423          654,576       18.48              142          513,717
  Food Court                  --               --               --               --          --               11            8,096
                          ------      -----------      -----------      -----------      ------      -----------      -----------
                          $24.94                6          103,597      $ 1,660,143      $16.03              167        1,235,111

Sawgrass Mills:
  Anchors(2,3)            $ 6.17                2          137,007      $ 1,114,037      $ 8.13                8          658,780
  Majors(2)                   --               --               --               --          --                8          239,499
  Specialty                29.77                1            1,200           72,000       60.00              189          618,858
  Food Court                  --               --               --               --          --               29           26,472
                          ------      -----------      -----------      -----------      ------      -----------      -----------
                          $ 7.86                3          138,207      $ 1,186,037      $ 8.58              234        1,543,609

Gurnee Mills:
  Anchors(2)              $ 5.40                2          193,171      $   881,342      $ 4.56                7          590,955
  Majors(2)                   --                1           25,000          250,000       10.00                7          234,885
  Specialty                19.46               --               --               --          --              157          544,583
  Food Court                  --                1              496           24,800       50.00               26           18,088
                          ------      -----------      -----------      -----------      ------      -----------      -----------
                          $ 7.09                4          218,667      $ 1,156,142      $ 5.29              197        1,388,511

Total Mills without
 Joint Ventures:
  Anchors(2)              $ 5.89                5          398,352      $ 3,000,946      $ 7.53               25        2,208,661
  Majors(2)                   --                1           25,000          250,000       10.00               36        1,149,313
  Specialty                24.30                7           39,680          809,115       20.39              666        2,261,243
  Food Court                  --                1              496           24,800       50.00               80           62,841
                          ------      -----------      -----------      -----------      ------      -----------      -----------
                          $ 8.78               14          463,528      $ 4,084,861      $ 8.81              807        5,682,058
                          ======      ===========      ===========      ===========      ======      ===========      ===========

                           TOTAL
                         ANNUALIZED       PER SQ.
                         MIN. RENT          FT.
                        -----------      -------
Potomac Mills:
  Anchors(2)            $ 3,040,838      $ 5.73
  Majors(2)               3,440,729        8.82
  Specialty              14,576,933       24.96
  Food Court                641,301       62.97
                        -----------      ------
                        $21,699,801      $14.32

Franklin Mills:
  Anchors(2)            $ 3,573,931      $ 8.34
  Majors(2)               2,874,334       10.09
  Specialty              10,687,687       20.80
  Food Court                312,636       38.62
                        -----------      ------
                        $17,448,588      $14.13

Sawgrass Mills:
  Anchors(2,3)          $ 4,245,642      $ 6.44
  Majors(2)               2,879,120       12.02
  Specialty              16,303,637       26.34
  Food Court              1,338,018       50.54
                        -----------      ------
                        $24,766,417      $16.04

Gurnee Mills:
  Anchors(2)            $ 3,326,221      $ 5.63
  Majors(2)               2,368,661       10.08
  Specialty              11,089,690       20.36
  Food Court              1,000,260       55.30
                        -----------      ------
                        $17,784,832      $12.81

Total Mills without
 Joint Ventures:
  Anchors(2)            $14,186,632      $ 6.42
  Majors(2)              11,562,844       10.06
  Specialty              52,657,947       23.29
  Food Court              3,292,215       52.39
                        -----------      ------
                        $81,699,638      $14.38
                        ===========      ======

(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also excluded.

(2) Anchor tenants are defined as any tenant who gross leasable area equals or exceeds 50,000 square feet and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 square feet but is less than 50,000 square feet.

(3) For lease expiration purposes, Sawgrass Mills includes 59,480 square feet of gross leasable area that owned in fee by Sawgrass Mills Phase III
     (The Oasis), but lease back to Sawgrass Mills and is sublet to Regal Theatres.

                          LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1999 multiplied by 12.

                              NO. OF                              2008                        NO. OF
                              LEASES                           ANNUALIZED      PER SQ.       LEASES
                             EXPIRING          SQ. FT          MIN. RENT        FT.         EXPIRING          SQ. FT
                            -----------      -----------      -----------    -----------   -----------      -----------
Ontario Mills:
    Anchors(2)                       --               --      $        --      $   --               --               --
    Majors(2)                         1           21,711          500,000       23.03                3           93,608
    Specialty                         5           11,257          260,105       23.11                3           11,864
    Food Court                        2           11,328          554,165       48.92               --               --
                            -----------      -----------      -----------      ------      -----------      -----------
                                      8           44,296      $ 1,314,270      $29.67                6          105,472

Grapevine  Mills:
    Anchors(2)                       --               --      $        --      $   --                1           82,000
    Majors(2)                         2           72,730          881,588       12.12                1           27,490
    Specialty                         9           44,028          923,066       20.97                6           14,824
    Food Court                       --               --               --          --                1            9,800
                            -----------      -----------      -----------      ------      -----------      -----------
                                     11          116,758      $ 1,804,654      $15.46                9          134,114

Arizona Mills:
    Anchors(2)                       --               --      $        --      $   --               --               --
    Majors(2)                         1           29,845          297,340        9.96                2           55,816
    Specialty                         8           15,380          543,657       35.35                2            5,565
    Food Court                       --               --               --          --               --               --
                            -----------      -----------      -----------      ------      -----------      -----------
                                      9           45,225      $   840,997      $18.60                4           61,381

The Oasis at Sawgrass:
    Anchors(2,3)                     --               --      $        --      $   --                1           32,802
    Majors(2)                         1           22,539          462,050       20.50                1           20,039
    Specialty                        --               --               --          --                5           28,360
    Food Court                       --               --               --          --               --               --
                            -----------      -----------      -----------      ------      -----------      -----------
                                      1           22,539      $   462,050      $20.50                7           81,201

Concord Mills:
    Anchors(2)                       --               --      $        --      $   --                2          105,014
    Majors(2)                        --               --               --          --                6          137,619
    Specialty                         2            9,420          205,172       21.78               28           69,329
    Food Court                       --               --               --          --               --               --
                            -----------      -----------      -----------      ------      -----------      -----------
                                      2            9,420      $   205,172      $21.78               36          311,962

                                2009                       NO. OF                           AFTER 2009                    NO. OF
                            ANNUALIZED       PER SQ.       LEASES                           ANNUALIZED      PER SQ.       LEASES
                            MIN. RENT          FT.        EXPIRING           SQ. FT          MIN. RENT        FT.        EXPIRING
                            -----------      ------      -----------      -----------      -----------      -------     -----------
Ontario Mills:
    Anchors(2)              $        --      $   --                4          286,023      $ 1,883,132      $ 6.58                4
    Majors(2)                 1,113,592       11.90                7          254,420        2,458,590        9.66               18
    Specialty                   249,478       21.03               --               --               --          --              142
    Food Court                       --          --               --               --               --          --                3
                            -----------      ------      -----------      -----------      -----------      ------      -----------
                            $ 1,363,070      $12.92               11          540,443      $ 4,341,722      $ 8.03              167

Grapevine  Mills:
    Anchors(2)              $   720,000      $ 8.78                3          315,042      $ 3,638,510      $11.55                4
    Majors(2)                   453,585       16.50                3          107,607        1,079,964       10.04               13
    Specialty                   308,842       20.83                1            8,967          112,088       12.50              151
    Food Court                  588,000       60.00               --               --               --          --                1
                            -----------      ------      -----------      -----------      -----------      ------      -----------
                            $ 2,070,427      $15.44                7          431,616      $ 4,830,562      $11.19              169

Arizona Mills:
    Anchors(2)              $        --      $   --                5          382,513      $ 3,163,114      $ 8.27                5
    Majors(2)                   945,958       16.95                3           98,205        1,100,983       11.21               11
    Specialty                   177,936       31.97                3           29,704          747,336       25.16              137
    Food Court                       --          --                1           13,924          832,502       59.79                1
                            -----------      ------      -----------      -----------      -----------      ------      -----------
                            $ 1,123,894      $18.31               12          524,346      $ 5,843,935      $11.15              154

The Oasis at Sawgrass:
    Anchors(2,3)            $   615,322      $18.76               --               --      $        --      $   --                1
    Majors(2)                   420,819       21.00               --               --               --          --                2
    Specialty                   944,797       33.31                4           28,518          787,966       27.63               32
    Food Court                       --          --               --               --               --          --               --
                            -----------      ------      -----------      -----------      -----------      ------      -----------
                            $ 1,980,938      $24.40                4           28,518      $   787,966      $27.63               35

Concord Mills:
    Anchors(2)              $ 1,229,000      $11.70                3          328,264      $ 3,485,862      $10.62                5
    Majors(2)                 1,909,265       13.87                2           56,034          584,838       10.44               10
    Specialty                 2,143,982       30.92               14           57,132        1,410,513       24.69              114
    Food Court                       --          --                1           10,830          588,000       54.29                1
                            -----------      ------      -----------      -----------      -----------      ------      -----------
                            $ 5,282,247      $16.93               20          452,260      $ 6,069,213      $13.42              130

                                                TOTAL
                                              ANNUALIZED      PER SQ.
                               SQ. FT.        MIN. RENT         FT.
                            -----------      -----------      ------
Ontario Mills:
    Anchors(2)                  286,023      $ 1,883,132      $ 6.58
    Majors(2)                   550,504        6,594,169       11.98
    Specialty                   467,756       10,795,891       23.08
    Food Court                   11,728          594,165       50.66
                            -----------      -----------      ------
                              1,316,011      $19,867,357      $15.10

Grapevine  Mills:
    Anchors(2)                  397,042      $ 4,358,510      $10.98
    Majors(2)                   382,968        5,038,296       13.16
    Specialty                   497,972       11,192,383       22.48
    Food Court                    9,800          588,000       60.00
                            -----------      -----------      ------
                              1,287,782      $21,177,189      $16.44

Arizona Mills:
    Anchors(2)                  382,513      $ 3,163,114      $ 8.27
    Majors(2)                   318,218        4,385,067       13.78
    Specialty                   491,235       11,157,481       22.71
    Food Court                   13,924          832,502       59.79
                            -----------      -----------      ------
                              1,205,890      $19,538,164      $16.20

The Oasis at Sawgrass:
    Anchors(2,3)                 32,802      $   615,322      $18.76
    Majors(2)                    42,578          882,869       20.74
    Specialty                   138,879        4,448,856       32.03
    Food Court                       --               --          --
                            -----------      -----------      ------
                                214,259      $ 5,947,047      $27.76

Concord Mills:
    Anchors(2)                  433,278      $ 4,714,862      $10.88
    Majors(2)                   237,160        3,038,151       12.81
    Specialty                   415,720       10,101,977       24.30
    Food Court                   10,830          588,000       54.29
                            -----------      -----------      ------
                              1,096,988      $18,442,990      $16.81

(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also excluded.

(2) Anchor tenants are defined as any tenant who gross leasable area equals or exceeds 50,000 square feet and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 square feet but is less than 50,000 square feet.

(3) For lease expiration purposes, Sawgrass Mills includes 59,480 square feet of gross leasable area that is owned in fee by Sawgrass Mills Phase III (The Oasis), but lease back to Sawgrass Mills and is sublet to Regal Theatres.

                          LEASE EXPIRATION SCHEDULE(1)

The following schedule shows lease expirations assuming that none of the tenants exercised renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 1999 multiplied by 12.

                                        NO. OF                                2008                        NO. OF
                                        LEASES                             ANNUALIZED      PER SQ.        LEASES
                                       EXPIRING           SQ. FT           MIN. RENT         FT.         EXPIRING          SQ. FT
                                      ------------     -------------      ------------    --------      ------------     ----------
  Katy Mills:
    Anchors(2)                                  --                --      $         --      $   --                --             --
    Majors(2)                                   --                --                --          --                 7        195,171
    Specialty                                    1             6,911           124,398       18.00                30         98,619
    Food Court                                  --                --                --          --                --             --
                                      ------------      ------------      ------------      ------      ------------     ----------
                                                 1             6,911      $    124,398      $18.00                37        293,790


Total Mills with Joint Ventures:
    Anchors(2)                                   2           167,289      $  1,530,607      $ 9.15                 7        508,979
    Majors(2)                                    7           193,893         2,674,858       13.80                20        529,743
    Specialty                                   37           129,581         3,059,964       23.61                88        282,424
    Food Court                                   2            11,328           554,165       48.92                 1          9,800
                                      ------------      ------------      ------------      ------      ------------     ----------
                                                48           502,091      $  7,819,594      $15.57               116      1,330,946
                                      ============      ============      ============      ======      ============     ==========

The Block at Orange:
    Anchors(2)                                  --                --      $         --      $   --                --             --
    Majors(2)                                    3            82,264         1,330,420       15.07                 1         22,196
    Specialty                                   19            72,368         2,550,726       35.25                 9         38,558
    Food Court                                   8            10,931           813,847       74.45                 1          1,061
                                      ------------      ------------      ------------      ------      ------------     ----------
                                                30           171,563      $  4,694,993      $27.37                11         61,815
                                      ============      ============      ============      ======      ============     ==========

Community Centers:
    Anchors(2)                                   1           131,812      $    790,872      $ 6.00                --             --
    Majors(2)                                    1            46,193           397,260        8.60                 2         66,531
    Specialty                                    3            18,586           296,801        5.97                 2          5,208
    Food Court                                  --                --                --          --                --             --
                                      ------------      ------------      ------------      ------      ------------     ----------
                                                 5           195,591      $  1,484,933      $ 7.55                 4         71,739
                                      ============      ============      ============      ======      ============     ==========

Totals:
    Anchors(2)                                   3           299,101      $  2,321,479      $ 7.76                 7        508,979
    Majors(2)                                   11           328,350         4,402,538       13.41                23        618,470
    Specialty                                   59           220,535         5,907,491       26.79                99        326,190
    Food Court                                  10            22,259         1,368,012       61.46                 2         10,861
                                      ------------      ------------      ------------      ------      ------------     ----------
                                                83           870,245      $ 13,999,520      $16.09               131      1,464,500
                                      ============      ============      ============      ======      ============     ==========


                                         2009                         NO. OF                            AFTER 2009
                                      ANNUALIZED        PER SQ.       LEASES                            ANNUALIZED        PER SQ.
                                       MIN. RENT          FT.        EXPIRING           SQ. FT           MIN. RENT          FT.
                                      -----------       ------      -----------       -----------       -----------       ------
  Katy Mills:
    Anchors(2)                        $         --      $   --                 3           322,444      $  2,893,633      $ 8.97
    Majors(2)                            3,492,766       17.90                 2            55,663           581,293       10.44
    Specialty                            2,519,060       25.54                13            45,359         1,144,134       25.22
    Food Court                                  --          --                 1            10,083           655,395       65.00
                                      ------------      ------      ------------      ------------      ------------      ------
                                      $  6,011,826      $20.46                19           433,549      $  5,274,455      $12.17


Total Mills with Joint Ventures:
    Anchors(2)                        $  4,267,206      $ 8.38                23         2,032,638      $ 18,065,197      $ 8.89
    Majors(2)                            8,335,985       15.74                18           596,929         6,055,668       10.17
    Specialty                            7,652,957       27.10                42           209,360         5,011,152       23.94
    Food Court                             588,000       60.00                 4            35,333         2,100,697       59.45
                                      ------------      ------      ------------      ------------      ------------      ------
                                      $ 20,844,148      $15.66                87         2,874,260      $ 31,232,714      $10.87
                                      ============      ======      ============      ============      ============      ======

The Block at Orange:
    Anchors(2)                        $         --      $   --                 2           172,785      $  3,473,326      $20.10
    Majors(2)                              339,599       15.30                 3            76,456         1,169,812       15.30
    Specialty                            1,137,633       29.50                 2             7,886           287,612       36.47
    Food Court                              74,270       70.00                --                --                --          --
                                      ------------      ------      ------------      ------------      ------------      ------
                                      $  1,551,502      $25.10                 7           257,127      $  4,930,750      $19.18
                                      ============      ======      ============      ============      ============      ======

Community Centers:
    Anchors(2)                        $         --      $   --                 4           334,359      $  2,373,107      $ 7.10
    Majors(2)                              533,413        8.02                 4           140,759         1,145,710        8.14
    Specialty                               70,416       13.52                 2            17,500           104,250        5.96
    Food Court                                  --          --                --                --                --          --
                                      ------------      ------      ------------      ------------      ------------      ------
                                      $    603,829      $ 8.42                10           492,618      $  3,623,067      $ 7.35
                                      ============      ======      ============      ============      ============      ======

Totals:
    Anchors(2)                        $  4,267,206      $ 8.38                29         2,539,782      $ 23,911,630      $ 9.41
    Majors(2)                            9,208,997       14.89                25           814,144         8,371,190       10.28
    Specialty                            8,861,006       27.17                46           234,746         5,403,014       23.02
    Food Court                             662,270       60.98                 4            35,333         2,100,697       59.45
                                      ------------      ------      ------------      ------------      ------------      ------
                                      $ 22,999,479      $15.70               104         3,624,005      $ 39,786,531      $10.98
                                      ============      ======      ============      ============      ============      ======


                                         NO. OF                              TOTAL
                                         LEASES                            ANNUALIZED       PER SQ.
                                        EXPIRING           SQ. FT.         MIN. RENT          FT.
                                      ------------      -------------     ------------      ------
  Katy Mills:
    Anchors(2)                                   3           322,444      $  2,893,633      $ 8.97
    Majors(2)                                   10           273,549         4,346,639       15.89
    Specialty                                  129           452,135        10,756,286       23.79
    Food Court                                   1            10,083           655,395       65.00
                                      ------------      ------------      ------------      ------
                                               143         1,058,211      $ 18,651,953      $17.63


Total Mills with Joint Ventures:
    Anchors(2)                                  47         4,062,763      $ 31,815,205      $ 7.83
    Majors(2)                                  100         2,954,290        35,848,035       12.13
    Specialty                                1,371         4,724,940       111,110,821       23.52
    Food Court                                  87           119,206         6,550,277       54.95
                                      ------------      ------------      ------------      ------
                                             1,605        11,861,199      $185,324,338      $15.62
                                      ============      ============      ============      ======

The Block at Orange:
    Anchors(2)                                   2           172,785      $  3,473,326      $20.10
    Majors(2)                                    7           186,916         2,839,831       15.19
    Specialty                                   75           234,793         7,128,121       30.36
    Food Court                                  10            12,938           958,121       74.05
                                      ------------      ------------      ------------      ------
                                                94           607,432      $ 14,399,399      $23.71
                                      ============      ============      ============      ======

Community Centers:
    Anchors(2)                                   7           596,017      $  3,752,616      $ 6.30
    Majors(2)                                   20           632,733         4,558,015        7.20
    Specialty                                  194           726,885         9,741,190       13.40
    Food Court                                  --                --                --          --
                                      ------------      ------------      ------------      ------
                                               221         1,955,635      $ 18,051,821      $ 9.23
                                      ============      ============      ============      ======

Totals:
    Anchors(2)                                  56         4,831,565      $ 39,041,147      $ 8.08
    Majors(2)                                  127         3,773,939        43,245,881       11.46
    Specialty                                1,640         5,686,618       127,980,132       22.51
    Food Court                                  97           132,144         7,508,398       56.82
                                      ------------      ------------      ------------      ------
                                             1,920        14,424,266      $217,775,558      $15.10
                                      ============      ============      ============      ======


(1) Excludes 963,173 square feet of gross leasable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; Ontario Mills - 125,000 square feet; and Community Centers - 15,981 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also excluded.

(2) Anchor tenants are defined as any tenant whose gross leasable area equals or exceeds 50,000 square feet and major tenants are defined as any tenant whose gross leasable area equals or exceeds 20,000 square feet but is less than 50,000 square feet.

(3) For lease expiration purposes, Sawgrass Mills includes 59,480 square feet of gross leasable area that is owned in fee by Sawgrass Mills Phase III (The Oasis), but lease back to Sawgrass Mills and is sublet to Regal Theatres.

                            EXISTING OPERATING TRENDS

The following table sets forth, for each of the last five years, certain information regarding operating trends with respect to the existing Mills and The Block at Orange.

                                                                        MINIMUM RENT PLUS PERCENTAGE RENT
                                               ---------------------------------------------------------------------------------
                         AVERAGE               TOTAL STORES                    ANCHOR STORES                SPECIALTY STORES
                         PERCENT     ------------------------------  ---------------------------------  ------------------------
                        LEASED (1)        TOTAL        PER SQ. FT.          TOTAL         PER SQ. FT.      TOTAL      PER SQ. FT.
                        ----------   --------------  --------------  -----------------  --------------  -----------   ----------
POTOMAC MILLS
           1999              96%     $  22,184,170    $  14.78       $ 6,228,103          $   6.93      $15,956,067   $  26.31
           1998              95         21,443,619       14.43         6,001,966              6.75       15,441,653      25.91
           1997              96         20,980,272       14.04         6,284,111              6.86       14,696,161      25.44
           1996              96         20,865,975       14.00         6,142,999              6.76       14,722,976      23.32
           1995              96         19,905,334       13.30         5,839,132              6.57       14,066,202      23.14

FRANKLIN MILLS
           1999              95%        18,889,430       13.05         6,799,317              7.44       12,090,113      22.67
           1998              94         17,689,143       12.38         6,050,348              6.61       11,638,795      22.64
           1997              92         16,549,052       11.47         5,700,661              6.05       10,848,391      21.68
           1996              92         16,318,689       11.40         5,291,698              5.67       11,026,991      22.16
           1995              95         16,837,997       11.33         5,401,107              5.69       11,436,890      21.29

SAWGRASS MILLS
           1999 (2)          97%        27,047,670       17.21         7,428,095              8.10       19,619,575      30.00
           1998 (2)          98         26,969,276       17.29         7,265,079              8.13       19,704,197      29.57
           1997 (2)          97         26,448,955       17.08         7,384,896              8.28       19,064,059      29.04
           1996              98         25,787,924       16.55         7,150,346              8.03       18,637,578      27.90
           1995              95         22,738,214       15.66         6,670,486              7.68       16,067,728      27.58

GURNEE MILLS
           1999              96%        18,652,338       13.60         5,350,186              6.71       13,302,152      23.20
           1998              96         17,525,250       13.06         5,022,342              6.52       12,502,908      21.85
           1997              91         15,900,406       13.80         4,418,036              7.42       11,482,370      20.63
           1996              90         15,340,496       13.62         3,823,991              6.78       11,516,505      20.50
           1995              91         15,089,531       12.89         3,898,381              6.36       11,191,150      20.08

ONTARIO MILLS
           1999              98%        19,953,687       16.35         7,716,126             10.69       12,237,561      24.55
           1998              98         19,516,934       16.50         7,300,086             10.61       12,216,848      24.68
           1997              95         18,708,479       17.11         6,358,058             10.11       12,350,421      26.59

GRAPEVINE MILLS
           1999(3)           97%        21,608,407       17.78         8,986,655             12.75       12,621,752      24.72
           1998              95         21,108,019       18.03         8,797,950             12.74       12,310,069      25.63

ARIZONA MILLS
           1999              97%        21,527,568       17.97         8,158,743             11.71       13,368,825      26.69
           1998              95         19,165,290       16.82         7,262,540             10.83       11,902,750      25.41

TOTAL - MILLS
           1999              97%     $ 149,863,270    $  15.73       $50,667,225          $   8.97      $99,196,045   $  25.61
           1998              96        143,417,531       15.41        47,700,311              8.65       95,717,220      25.24
           1997              94         98,587,164       14.65        30,145,762              7.58       68,441,402      24.84
           1996              94         78,313,084       13.97        22,409,034              6.80       55,904,050      24.21
           1995              95         74,571,076       13.31        21,809,106              6.57       52,761,970      23.09

THE BLOCK AT ORANGE
           1999              93%        16,282,327       27.10         6,715,008             18.67        9,567,319      39.67

TOTAL (INCL THE BLOCK)
           1999              96%     $ 166,145,597    $  16.41       $57,382,233          $   9.55     $108,763,364   $  26.43


(1) Average percent leased is defined as total average space leased and for which rent was being paid excluding tenants with leases having a term of less than one year.

(2) Annual rent excludes $500,000 of ground lease rent for 1999 and $800,000 of ground lease rent for 1998 and 1997.

(3) Annual rent excludes $1,014,839 of rent for 1999 related to a tenant that occupies space that is outside the service road which encompasses the mall.

Note: The above amounts do not include Mainstreet retail income of $2,423,346 for 1999, $2,205,661 for 1998, $2,066,991 for 1997, and $2,088,000 for
         1996. The Oasis at Sawgrass, Concord Mills and Katy Mills are excluded, since the projects opened in the second quarter, third quarter and fourth quarter of 1999, respectively.

                                RENTAL RATES (1)

The following table sets forth the average base rent per leased square foot of store openings and closings for each property for the twelve months ended December 31, 1999, 1998, 1997, 1996 and 1995.


                                                            ANCHOR STORES
                             -------------------------------------------------------------------------------------------
                                 STORE OPENINGS             STORE CLOSINGS                          RELEASING
                                 DURING YEAR                  DURING YEAR                           SPREAD (2)
                             ----------------------    ---------------------------  -----------------------------------
                              AVERAGE                     AVERAGE
                             BASE RENT      TOTAL        BASE RENT         TOTAL
                             PER SQ. FT.   SQ. FT.       PER SQ. FT.      SQ. FT.
                             ----------   ---------    ---------------  ----------
POTOMAC MILLS      1999         $ 12.00     24,077         $     --            --       $     N/A               N/A
                   1998           11.52     65,028             9.46        70,490            2.06             21.75%
                   1997            7.71     73,432             6.30        97,820            1.41             22.33%
                   1996           11.43     33,406            11.55        15,178           (0.12)            (1.04%)
                   1995            8.74     20,048             8.61        78,572            0.13              1.51%

FRANKLIN MILLS     1999          $   --         --         $   7.24        67,555       $     N/A               N/A
                   1998           13.33    100,127             6.49        85,242            6.85            105.60%
                   1997           11.27     85,072             7.53        85,072            3.74             49.74%
                   1996           10.41     18,247            10.25        20,000            0.16              1.56%
                   1995              --         --               --            --            --                  --

GURNEE MILLS       1999          $ 8.60     55,970(3)      $     --            --       $     N/A               N/A
                   1998            7.10     40,752             6.45        40,752            0.65             10.08%
                   1997            4.92    184,259(3)            --            --             N/A               N/A
                   1996           30.00     20,000               --            --             N/A               N/A
                   1995              --         --             8.08        74,218             N/A               N/A

SAWGRASS MILLS     1999         $    --         --         $  15.00        28,152       $     N/A               N/A
                   1998           15.00     28,152            15.00        28,152              --                --
                   1997            8.91     50,579             8.93        50,579           (0.02)            (0.21%)
                   1996           26.39     20,000            14.86        39,275           11.53             77.59%
                   1995           12.80     25,110               --            --             N/A               N/A

ONTARIO MILLS      1999          $11.82    135,707(4)      $   6.33        16,595       $    5.49             86.73%
                   1998              --         --               --            --              --                --

GRAPEVINE MILLS    1999         $  8.78     82,000(5)      $     --            --       $     N/A               N/A

ARIZONA MILLS      1999         $    --         --         $     --            --       $      --                --

TOTAL MILLS        1999         $ 10.39    297,754         $   9.05       112,302       $    1.34             14.81%
                   1998           11.94    234,059             8.48       224,636            3.46             40.86%
                   1997            7.33    393,342             7.32       233,471            0.01              0.15%
                   1996           18.54     91,653            12.95        74,453            5.59             43.17%
                   1995           11.00     45,158             8.36       152,790            2.64             31.58%


                                             SPECIALTY STORES
                           ------------------------------------------------------------------------------
                              STORE OPENINGS              STORE CLOSINGS                RELEASING
                                DURING YEAR                 DURING YEAR                  SPREAD (2)
                           ------------------------------------------------------------------------------
                            AVERAGE                     AVERAGE
                           BASE RENT     TOTAL          BASE RENT    TOTAL
                           PER SQ. FT.   SQ. FT.       PER SQ. FT.   SQ. FT.
                           -----------  --------      -----------   -------
POTOMAC MILLS     1999     $  26.70      73,060       $   23.42     76,881        $   3.29        14.03%
                  1998        27.68      70,769           27.91     62,034           (0.23)       (0.79%)
                  1997        22.78     128,964           21.77    127,191            1.00         4.61%
                  1996        23.64      83.594           21.80     66,607            1.84         8.44%
                  1995        24.91      49,135           18.89     82,912            6.02        31.87%

FRANKLIN MILLS    1999     $  21.83      86,646       $   23.34    113,810        $  (1.50)       (6.44%)
                  1998        19.18     150,869           17.65    113,961            1.53         8.65%
                  1997        20.16     112,670           19.34    106,202            0.83         4.29%
                  1996        20.08      73,880           18.61    115,416            1.47         7.90%
                  1995        19.49      46,453           21.90     77,713           (2.41)      (11.00%)

GURNEE MILLS      1999     $  22.74      65,922       $   19.92     95,997        $   2.82        14.16%
                  1998        21.07      99,886           18.59     88,220            2.48        13.35%
                  1997        20.75     101,771           19.24    104,086            1.51         7.87%
                  1996        19.01      74,447           18.63     71,457            0.38         2.04%
                  1995        16.95      48,988           17.79     55,864           (0.84)       (4.72%)

SAWGRASS MILLS    1999     $  39.16      31,982       $   31.15     55,470        $   8.01        25.71%
                  1998        32.52      48,268           26.32     49,373            6.20        23.54%
                  1997        30.00      72,188           24.57     64,626            5.42        22.08%
                  1996        29.63      58,904           22.24     57,770            7.39        33.23%
                  1995        24.58     173,744           23.11     55,108            1.47         6.36%

ONTARIO MILLS     1999     $  29.65      30,580       $   27.97     39,224        $   1.67         5.97%
                  1998        27.34      35,616           27.64     26,400           (0.30)       (1.08%)

GRAPEVINE MILLS   1999     $  26.81       9,195       $   27.27     30,776        $  (0.46)       (1.70%)

ARIZONA MILLS     1999     $  26.83      16,566       $   27.49     22,020        $  (0.66)       (2.40%)

TOTAL MILLS       1999     $  26.09     318,864       $   24.50    454,633        $   1.59         6.49%
                  1998        23.43     405,408           21.80    339,988            1.63         7.49%
                  1997        22.83     415,593           20.92    402,105            1.90         9.10%
                  1996        22.76     290,825           19.97    311,250            2.79        13.97%
                  1995        22.71     318,320           20.38    271,597            2.33        11.43%

(1) Katy Mills, Concord Mills, The Oasis at Sawgrass, and The Block at Orange are excluded from this analysis, due to still being in their initial lease-up phase. For the same reason, Ontario Mills for 1997, Grapevine Mills for 1998 and Arizona Mills for 1998 are excluded.

(2) The releasing spread is calculated as the difference between per square foot openings and per square foot closings for the twelve months ended December 31, 1999, 1998, 1997, 1996 and 1995. Openings and closings include renewals but exclude exercised options.

(3) For 1997, primarily consists of expansion space related to two anchor stores, Bass Pro and Computer City comprising 125,000 sq. ft. and 25,000 sq. ft., respectively. The Bass Pro lease is expected to provide substantial percentage rent in addition to the base rent stated above. For 1999, consists of expansion space related to an anchor store, Rinkside Sports comprising 55,970 sq. ft.

(4) Consists of expansion space related to several anchor stores, Sam Ash Music, Iguana Ameramex, Hollytron, Cost Plus, and Vans Skate Park comprising 23,086 sq. ft., 23,194 sq. ft., 21,978 sq. ft., 20,121 sq.
       ft., and 47,328 sq. ft., respectively.

(5)    Consist of expansion space related to Polar Ice.

Note:    Totals may not sum due to rounding

                       GROSS REPORTED TENANT SALES (1)(2)

The following table sets forth certain gross reported tenant sales information for the years ended December 31, 1999 and December 31, 1998.

                                 YEAR ENDED DECEMBER 31, 1999                          YEAR ENDED DECEMBER 31, 1998
                        ---------------------------------------------------  ---------------------------------------------------
                          SQ. FT.           SALES              PER SQ. FT.     SQ. FT.            SALES             PER SQ. FT.
                        -----------   -----------------      --------------  -----------    ----------------      --------------
   Potomac Mills:
     Anchor/Majors          908,839      $  203,605,964      $          224      951,043      $  191,678,102      $          202
     Specialty              589,380         194,162,316                 329      580,658         185,618,081                 320
     Temporary/Kiosk             --           4,402,397                  --           --           5,155,021                  --
                        -----------   -----------------      --------------  -----------    ----------------      --------------
                          1,498,219      $  402,170,677      $          268    1,531,701      $  382,451,204      $          250

Franklin Mills:
     Anchor/Majors          958,557      $  161,484,240      $          168      971,940      $  155,395,973      $          160
     Specialty              522,365         164,958,255                 316      527,403         155,109,858                 294
     Temporary/Kiosk             --           6,502,230                  --           --           3,496,367                  --
                        -----------   -----------------      --------------  -----------    ----------------      --------------
                          1,480,922      $  332,944,725      $          225    1,499,343      $  314,002,198      $          209

Sawgrass Mills:
     Anchor/Majors        1,140,813      $  342,642,918      $          300    1,174,642      $  353,258,477      $          301
     Specialty              648,498         282,866,635                 436      664,466         297,963,690                 448
     Temporary/Kiosk             --           9,002,205                  --           --          10,588,716                  --
                        -----------   -----------------      --------------  -----------    ----------------      --------------
                          1,789,311      $  634,511,758      $          355    1,839,108      $  661,810,883      $          360

Gurnee Mills:
     Anchor/Majors          832,290      $  139,416,739      $          168      831,201      $  141,156,686      $          170
     Specialty              567,505         164,669,598                 290      565,887         159,651,566                 282
     Temporary/Kiosk             --           7,067,600                  --           --           6,515,341                  --
                        -----------   -----------------      --------------  -----------    ----------------      --------------
                          1,399,795      $  311,153,937      $          222    1,397,088      $  307,323,593      $          220

Ontario Mills:
     Anchor/Majors          871,267      $  145,908,434      $          167      823,815      $  136,055,601      $          165
     Specialty              479,270         173,224,557                 361      482,653         166,299,546                 345
     Temporary/Kiosk             --           7,306,868                  --           --           8,188,974                  --
                        -----------   -----------------      --------------  -----------    ----------------      --------------
                          1,350,537      $  326,439,859      $          242    1,306,468      $  310,544,121      $          238

Grapevine Mills:
     Anchor/Majors          803,425      $  172,500,779      $          215      657,994      $  117,597,419      $          179
     Specialty              506,035         150,259,271                 297      481,255         144,338,088                 300
     Temporary/Kiosk             --           9,030,995                  --           --           9,710,374                  --
                        -----------   -----------------      --------------  -----------    ----------------      --------------
                          1,309,460      $  331,791,045      $          253    1,139,249      $  271,645,881      $          238

Arizona Mills:
     Anchor/Majors          674,963      $  118,027,825      $          175      669,035      $  113,812,451      $          170
     Specialty              489,120         150,345,621                 307      455,674         137,253,170                 301
     Temporary/Kiosk             --           7,321,984                  --           --           8,300,350                  --
                        -----------   -----------------      --------------  -----------    ----------------      --------------
                          1,164,083      $  275,695,430      $          237    1,124,709      $  259,365,971      $          231

Total Mills:
     Anchor/Majors        6,190,154      $1,283,586,899      $          207    6,079,670      $1,208,954,709      $          199
     Specialty            3,802,173       1,280,486,253                 337    3,757,996       1,246,233,999                 332
     Temporary/Kiosk             --          50,634,279                  --           --          51,955,143                  --
                        -----------   -----------------      --------------  -----------    ----------------      --------------
                          9,992,327      $2,614,707,431      $          262    9,837,666      $2,507,143,851      $          255
                        ===========   =================      ==============  ===========    ================      ==============

(1) The Block at Orange, The Oasis at Sawgrass, Concord Mills and Katy Mills are excluded from this analysis since they did not open until November 1998, April 1999, September 1999, and October 1999, respectively, and do not have twenty-four months of sales data for comparison. The Block at Orange is the only additional project with at least twelve months of sales data. The Block at Orange sales of the year ended December 31, 1999, were $63,274,627 on 357,956 sq. ft. of anchor/major space ($177 per sq. ft.), $80,930,385 on 239,765 of specialty store space ($338 per sq. ft.), and $7,208,445 of Temp/Kiosk sales.

(2) Anchor/major sales have been adjusted to include sales from tenants that own their parcels.

Diversified Tenant Base

         Because our projects represent a collection of various retail formats under one roof, we believe that our tenant base represents one of the more diversified mixes of retailers in the industry today. This is evidenced by the fact that no tenant represents more than 3.6% of 1999 base rent. We further believe that the overall credit of our tenant base is strong given the diversity of our retailers and the large number of manufacturer outlet tenants. Our universe of tenants continues to expand.

         The following table, which includes our joint venture projects (Ontario Mills, Grapevine Mills, Arizona Mills, The Block at Orange, The Oasis at Sawgrass, Concord Mills, and Katy Mills), sets forth certain information with respect to our ten largest tenants (as measured by 1999 base rent) as of December 31, 1999:


                                                                    PERCENT OF             PERCENT OF                   NUMBER
                                                                      1999                TOTAL LEASED                   OF
                TENANT                                              BASE RENT          GROSS LEASABLE AREA             STORES

              AMC Theatres                                          3.6%                        3.6%                       6
              T.J. Maxx Group (1)                                   3.1%                        5.0%                      19
              J.C. Penney (2)                                       2.1%                        4.7%                       8
              Rainforest Cafe                                       1.7%                        0.9%                       7
              Burlington Coat Factory
              Group (3)                                             1.6%                        5.8%                      10
              Bed, Bath & Beyond                                    1.5%                        2.4%                       8
              Off 5th - Saks Fifth Avenue                           1.4%                        2.2%                      10
              The Sports Authority                                  1.3%                        1.5%                       5
              Just For Feet                                         1.2%                        0.5%                       6
              GAP (4)                                               1.2%                        1.7%                      18
                                                                   ----                        ----                       --
                Total                                              18.7%                       28.3%                      97
                                                                   ====                        ====                       ==

---------------

(1) Includes T.J. Maxx and Marshalls.

(2) Includes J.C. Penney and Rite Aid.

(3) Includes Burlington Coat Factory and Totally 4 Kids.

(4) Includes Gap Outlet and Old Navy.

Description of Existing Properties

         Set forth below are descriptions of each of our existing Mills and Block properties.

         Potomac Mills - Woodbridge, Virginia. Potomac Mills contains approximately 1.6 million square feet of gross leasable area, of which one anchor store tenant owns approximately 80,000 square feet. Potomac Mills opened in 1985 with a total of approximately 630,000 square feet of gross leasable area. As a result of customer demand, Potomac Mills was expanded to approximately 1.2 million square feet of gross leasable area in 1986. The Phase III expansion of Potomac Mills opened on September 30, 1993 and increased total gross leasable area by approximately 355,000 square feet. We started construction of a 62,000 square foot Vans Skate Park in 1999 with an opening in the spring of 2000. Potomac Mills has 17 anchors, including: IKEA, J.C. Penney Outlet, Homeplace, Marshalls, Spiegel Outlet, AMC Theatres, The Sports Authority, Off 5th - Saks Fifth Avenue, T.J. Maxx, Syms, Group USA and Nordstrom Rack. Potomac Mills is situated on approximately 161 acres located approximately 20 miles southwest of Washington, D.C. Potomac Mills is adjacent to Interstate 95, which serves as one of the transportation backbones of the Washington metropolitan area. This location strategically positions Potomac Mills between the Washington/Baltimore metropolitan market to the north and Richmond, approximately 90 miles to the south. We own 100% of Potomac Mills.


         Franklin Mills - Philadelphia, Pennsylvania. Franklin Mills opened in 1989 and contains approximately 1.7 million square feet of gross leasable area, of which two anchor store tenants own approximately 209,000 square feet. We began remerchandising Franklin Mills in 1996 by upgrading its tenant mix and began construction on an entertainment zone, including themed restaurants and interactive entertainment venues, in the first half of 1997, which was completed by November 19, 1998 with the openings of Rainforest Cafe and Elephant Castle. Franklin Mills has 16 anchors, including: Bed, Bath & Beyond, Last Call from Neiman Marcus, Marshalls, Nordstrom Rack, Office Max, Off 5th-Saks Fifth Avenue, Jillian's and Syms. Franklin Mills features what we believe is the largest concentration of outlet retailing in the Delaware Valley. With access from U.S. Highway 1 and the Pennsylvania Turnpike, Franklin Mills is strategically positioned approximately 15 miles northeast of Philadelphia's Center City and just west of Interstate 95, a major thoroughfare serving the greater Philadelphia/Wilmington metropolitan market. We own 100% of Franklin Mills.

         Sawgrass Mills - Sunrise, Florida. Sawgrass Mills, which opened in 1990, contains approximately 1.8 million square feet of gross leasable area, of which three anchor store tenants own approximately 282,000 square feet. As a result of customer demand, Sawgrass Mills was expanded by approximately 136,000 square feet of gross leasable area in 1995. We opened The Oasis at Sawgrass in April 1999 which consisted of an approximately 290,000 square foot entertainment zone anchored by a 24-screen Regal Theater. Other tenants include Sega Gameworks, Cheesecake Factory and Legal Seafoods. Sawgrass Mills has 19 anchors, including: Beall's Outlet Store, Burlington Coat Factory, Last Call from Neiman Marcus, Loehmanns, Rainforest Cafe, Spiegel Outlet, The Sports Authority and Homeplace. Sawgrass Mills is located in Florida's "Gold Coast" market approximately 11 miles west of Fort Lauderdale. The site lies adjacent to both the Sawgrass Expressway and Flamingo Road, between Sunrise and Oakland Park Boulevards. The entire South Florida region is linked by the road network of the Sawgrass Expressway, Interstate 75 and Interstate 595, which intersect at an interchange located less than two miles southwest of Sawgrass Mills. We own 100% of Sawgrass Mills, excluding The Oasis at Sawgrass.

         Gurnee Mills - Gurnee, Illinois. Gurnee Mills opened in 1991 and contains approximately 1.7 million square feet of gross leasable area, of which three anchor store tenants own approximately 251,000 square feet. We have completed construction of an expansion of over 195,000 square feet of gross leasable area, which added an ice skating rink to the existing mall. Gurnee Mills has been remerchandised resulting in the upgrade of the project's tenant mix. Gurnee Mills has 17 anchors, including: Bass Pro Shops, Rinkside Sports, J.C. Penney Outlet, Homeplace, Marshalls, Spiegel Outlet, Bed, Bath & Beyond, The Sports Authority, Off 5th-Saks Fifth Avenue, T.J. Maxx and Syms. The project is located adjacent to Interstate 94, the major north/south thoroughfare linking Chicago and Milwaukee. Gurnee Mills is clearly visible from Interstate 94 and is situated directly across from Six Flags Great America, one of the largest amusement parks in the Midwest. We own 100% of Gurnee Mills.

         Ontario Mills - Ontario, California. Ontario Mills opened in 1996 and contains approximately 1.5 million square feet of gross leasable area comprised of approximately 1,000,000 square feet of anchor space and approximately 500,000 square feet of specialty store space. In 1999, we completed a 136,000 square foot expansion which included tenants such as Van Skate Park, Sam Ash Music, Cost Plus and Iguana Ameramex. In addition, we have plans to expand the project to a total of 1.7 million square feet upon full build out. Ontario Mills currently has 23 anchors, including: Off 5th-Saks Fifth Avenue, Dave & Busters, J.C. Penney Outlet, Burlington Coat Factory, The Sports Authority, Marshalls, Bed, Bath & Beyond, Mikasa, Off Rodeo Drive, T.J. Maxx, AMC Theatres, Virgin Megastore, Group USA, Foozles, Totally 4 Kids, American Wilderness Experience, Sega Gameworks and Rainforest Cafe. Ontario Mills is located at the intersection of Interstate 10 and Interstate 15 in the heart of the Riverside/San Bernardino area known as the "Inland Empire." Ontario Mills serves the Los Angeles/Orange County metropolitan market. Net construction costs at completion are estimated at $174 million.

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

         At specified times following the fifth anniversary of the project's opening, either we and Simon Property together or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we and Simon Property can require Kan Am to sell to us, for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property at Kan Am's election, Kan Am's entire interest in the partnership. Also pursuant to the buy-sell provision, Kan Am can require us and Simon Property to acquire, for cash or limited partnership units of the Operation Partnership and limited partnership units of Simon Property at our and Simon Property's election, Kan Am's entire interest in the partnership.

         Grapevine Mills - Grapevine, Texas. Grapevine Mills opened in 1997 and contains approximately 1.5 million square feet of gross leasable area comprised of approximately 950,000 square feet of anchor space and approximately 550,000 square feet of specialty store space. Grapevine Mills currently has 17 anchors, including: AMC Theatres, Polar Ice, Old Navy, Bass Pro Shops, Off 5th-Saks Fifth Avenue, Burlington Coat Factory, Bed, Bath & Beyond, Group USA, Rainforest Cafe, Books-A-Million, Sega Gameworks and Virgin Megastore. Grapevine Mills is located on a 175-acre site located at the interchange of Highway 121 and International Parkway, two miles north of the Dallas/Fort Worth Airport in Grapevine, Texas. Grapevine Mills is approximately 19 miles northeast of downtown Fort Worth and serves the Dallas/Fort Worth metropolitan area.

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

         Arizona Mills - Tempe, Arizona. Arizona Mills opened in November 1997 and contains approximately 1.2 million square feet of gross leasable area comprised of approximately 700,000 square feet of anchor space and approximately 530,000 square feet of specialty store space. Arizona Mills currently has 16 anchors, including: Burlington Coat Factory, Off 5th-Saks Fifth Avenue, Last Call-Neiman Marcus, Oshman's, Harkins Cinema, J.C. Penney, Rainforest Cafe, Group USA, Hi-Health, Virgin Megastore and Sega Gameworks. The project is located on a 115-acre site located 20 minutes from downtown Phoenix, at the intersection of Interstate 10 and Superstition Freeway (Highway 60).

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

         The Block at Orange - Orange, California. The Block at Orange opened in November 1998, with approximately 0.6 million square feet of gross leasable area comprised of approximately 360,000 square feet of anchor space and approximately 280,000 square feet of specialty store space. We have plans to expand the project to a total of 0.8 million square feet upon full build out. The Block at Orange currently has nine anchors, including: Borders Books and Music, Vans, Virgin Megastore, Off 5th-Saks Fifth Avenue, Ron Jon Surf Shop, Gameworks, AMC Theatres, Dave & Busters and Hilo Hattie, and has two additional anchor store commitments. The Block at Orange is located on an 85-acre site located at the intersection of the Santa Ana Freeway (I-10), the Garden Grove Freeway and Orange Freeway (Highway 57) in the City of Orange, California, three miles from Disneyland.

         The Block at Orange project is owned by a limited partnership between us, with a 50% interest, and Kan Am, with a 50% interest. Kan Am has committed to fund up to $60 million (which represents 100% of the estimated equity requirements for this project). Kan Am will receive a 9% preferred return on its equity. We have guaranteed Kan Am's receipt of this preferred return until such time as permanent financing is secured for the project. After permanent financing is secured, we and Kan Am each will receive a 9% preferred return on our equity, and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have the right to manage the development, property management and leasing services for the project, subject to the approval of Kan Am for specified major decisions, including the sale or refinancing of the project and approval of an annual budget.

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

         The Oasis at Sawgrass - Sunrise, Florida. The Oasis at Sawgrass opened in April 1999 and contains approximately 290,000 square feet of gross leasable area comprised of approximately 135,000 square feet of anchor space and approximately 155,000 square feet in 2000 for a new tenant, Jillian's. The Oasis at Sawgrass currently has 3 anchors including: Regal Theatre, Sega Gameworks, and Ron Jon Surf Shop. The Oasis at Sawgrass is an expansion of the existing Sawgrass Mills Project.

         The Oasis at Sawgrass is owned by a limited partnership among us, with a 50% interest, and Kan Am, with a 50% interest. The land on which the Oasis is situated is owned in fee by Sawgrass Mills Phase II Limited Partnership and is ground leased to the joint venture that owns the Oasis. The Oasis joint venture, in turn, master leases improvements containing 96,907 square feet of space to the entity that owns Phase I of Sawgrass Mills. A transaction is pending by which Sawgrass Mills Phase II Limited Partnership will convey its fee title interest in the Phase III land to the Oasis joint venture and will terminate the Phase III ground lease. A deed dated December 30, 1999 conveying such interest has been delivered in escrow, subject to receipt of requisite lender approvals and an amendment to the master lease of improvements referenced above extending the term of such lease to 60 years, granting the lessee thereunder three options to extend the lease for additional ten-year terms, and extending customary protections to the Phase
I lender.

         Kan Am has committed to fund up to $24 million (which represents 100% of the estimated equity requirements for this project.) Kan Am will receive a 9% preferred return on it's equity. We have guaranteed Kan Am's receipt of this preferred return until such time as permanent financing is secured for this project. After permanent financing is secured, we and Kan Am will receive a 9% preferred return on our equity, and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have the right to provide all the development, property management and leasing services for this project, subject to the approval of Kan Am for special major decisions, including the sale of refinancing of the project and approval of an annual budget.

         At specified times following the tenth anniversary of the project's opening, either we or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we can require Kan Am to sell us, for cash or limited partnership units of the Operating Partnership at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire, for cash or limited partnership units of the Operating at our election, Kan Am's entire interest in the partnership.

         Concord Mills - Concord, North Carolina. Concord Mills opened in September 1999 and contains approximately 1.2 million square feet of gross leasable comprised of approximately 670,000 square feet of anchor space and approximately 565,000 square feet of specialty store space. We have plans to expand the project to a total of 1.3 million square feet upon full build out. Concord Mills currently has 15 anchors including: Bass Pro Shops, AMC theatres, Jillian's Sun & Ski Sports, Alabama Grill, Off 5th-Saks Fifth Avenue, Burlington Coat Factory, T.J. Maxx, F.Y.E. (For Your Entertainment), and Old Navy. Concord Mills is located on an 165-acre site at the intersection of interstate 85 and Concord Mills Boulevard in the city of concord which is approximately ten miles north of downtown Charlotte.

         Concord Mills is owned by a limited partnership among us, with a 37.5% interest, Simon Property, with a 37.5% interest, and Kan Am, with a 25% interest. Kan Am has agreed to contribute 50% of the initial equity capital. We and Simon Property are responsible for the balance of this initial required equity capital on a pro rata basis. We and Simon Property have guaranteed Kan Am's receipt of this preferred return until permanent financing is secured for the project. After permanent financing is secured, we, Simon Property, and Kan Am will receive a 9% preferred return on our equity, and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have the right to manage the development, property management and leasing of the Concord Mills project, subject to the joint venture partner's approval of specified major decisions, such as changes to the plan of development, the annual operating budget and any proposed sale or refinancing.

         At specified times following the tenth anniversary of the project's opening, either we and Simon Property together or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we and Simon Property can require Kan Am to sell us, for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property, at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require us and Simon property to acquire, for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon property at our and Simon Property's election, Kan Am's entire interest in the partnership.

         Katy Mills - Katy, Texas. Katy Mills opened in October 1999 and contains approximately 1.2 million square feet of gross leasable area comprised of approximately 600,000 square feet of anchor space and approximately 560,000 square feet of specialty store space. Katy Mills currently has 13 anchors including: Bass Pro Shops, Burlington Coat Factory, AMC Theatres, F.Y.E. (For Your Entertainment), Off 5th-Saks Fifth Avenue, Rainforest Cafe, Sun & Ski Sports, Old Navy, Jillian's, and Benetton Sportssystems. Katy Mills is located on a 500-acre site at the intersection of Interstate 10 and Katy-Fort Bend Road in Fort Bend and Harris Counties which is approximately twenty miles west of Houston.

         Katy Mills is owned by a limited partnership between us, with a 62.5% interest, and Kan Am, with a 37.5% interest. Kan Am has committed to fund up to $78.75 million (which represents 75% of the estimated equity requirements for the project). We and Kan Am will receive a 9% preferred return on our equity. We have guaranteed Kan Am's receipt of this preferred return until permanent financing is secured for the project. After permanent financing is secured, we and Kan Am each will receive a 9% preferred return on ownership interests. We have the right to provide all development, property management and leasing services for the project, subject to the approval of Kan Am for specified major decisions, including a sale or refinancing of the project and approval of annual budgets.

         At specified times following the tenth anniversary of the project's opening, either we or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision , we can require Kan Am to sell us, for cash or limited partnership units of the Operating Partnership, at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire, for cash or limited partnership units of the Operating Partnership at our election, Kan Am's entire interest in the partnership.

The Community Centers

         The eleven Community Centers contain a total of approximately 2.2 million square feet of gross leasable area and are located in Florida, Georgia, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. The Community Centers are open-air shopping centers containing traditional shopping center tenants, such as grocery, drug, video and greeting card stores, as well as a strong concentration of national value retailers. Anchor tenants of the Community Centers include Giant Food, Krogers, Marshalls, Safeway, T.J. Maxx, Walgreens, Wal-Mart, Bed, Bath & Beyond and Sears Roebuck & Co.

                                COMMUNITY CENTERS

         The following table sets forth certain information with respect to the Community Centers as of December 31, 1999:


                                                                             GROSS LEASABLE AREA
                                                                                 (SQ. FT.)
                                                                                                                 TOTAL
                                  YEAR                  LAND                                                      GROSS
                                COMPLETED/              AREA              ANCHOR            SPECIALTY            LEASABLE
PROPERTY                        EXPANDED               (ACRES)            STORES (1)        STORES                AREA
--------                        --------               -------            ----------        ------                ----


West Falls Church Outlet          1982                    7                 37,841             49,983              87,824
Center

Butterfield                       1983                    9                 41,933             72,677             114,610
Plaza

Montgomery                        1983                    11                36,405             80,986             117,391
Village

Western Hills                     1983                    36               314,516            134,980             449,496
Plaza

Crosswinds                        1984                    11               120,975             23,298             144,273
Center

Germantown                        1986                    20                46,756            130,341             177,097
Commons

Fashion Place                     1987                    13                73,258             74,692             147,950

Gwinnett                          1987                    18                97,547             96,956             194,503
Marketfair

Mount                             1987                    34               172,595            126,005             298,600
Prospect Plaza

Cooper's Plaza                    1994                    20               158,556             14,953             173,509


Liberty Plaza                     1994                    36               262,747             52,320             315,067
                                                          --               -------            -------             -------

Totals/Weighted
  Averages                                                215            1,363,129            857,191           2,220,320
                                                          ===            =========            =======           =========




                                                PERCENT LEASED (2)

                                                                                   TOTAL          ANNUALIZED           NUMBER
                                           ANCHOR             SPECIALTY            PERCENT         BASE                  OF
PROPERTY                                   STORES              STORES              LEASED         RENT (3)             STORES
--------                                   ------              ------              ------         --------             ------


West Falls Church Outlet                     100%                97%                 98%         $   849,301            17
Center

Butterfield                                  100%               100%                100%           1,504,664            18
Plaza

Montgomery                                   100%                72%                 81%           1,252,610            19
Village

Western Hills                                100%                67%                 90%           3,016,554            33
Plaza

Crosswinds                                   100%                89%                 98%           1,034,740            12
Center

Germantown                                   100%                97%                 98%           2,210,875            36
Commons

Fashion Place                                100%                62%                 81%             879,468            16

Gwinnett                                     100%                89%                 94%           2,011,570            29
Marketfair

Mount                                        100%                93%                 97%           2,147,375            29
Prospect Plaza

Cooper's Plaza                                63%               100%                 66%           1,157,036             3


Liberty Plaza                                 80%                75%                 79%           1,987,628             9
                                                                                                  ----------           ---

Totals/Weighted
  Averages                                    92%                84%                 89%         $18,051,821           221
                                                                                                  ==========           ===



                                                                                             1999
                                                                                          SALES PER SQ. FT.


                                                                                ANCHOR          SPECIALTY
PROPERTY                              ANCHOR STORE TENANTS                      STORES           STORES
--------                              --------------------                      ------           ------


West Falls Church Outlet             Safeway Marketplace                        $ 435              $ 153
Center

Butterfield                          Arvey Paper & Office, Kids R Us              114                213
Plaza

Montgomery                           Safeway Marketplace                          423                176
Village

Western Hills                        Krogers, Staples, Sears Robuck &             289                179
Plaza                                Co., and Media Play

Crosswinds                           Bed, Bath & Beyond, Marshalls and            199                239
Center                               Scotty's

Germantown                           Giant Food                                   458                157
Commons

Fashion Place                        Staples, Superpetz and TJ Maxx               156                134

Gwinnett                             A&P, Marshalls and TJ Maxx                   217                222
Marketfair

Mount                                Dominicks, Marshalls, TJ Maxx and            212                152
Prospect Plaza                       Walgreens

Cooper's Plaza                       Marshalls and Pathmark                       131                100


Liberty Plaza                        Dick's Sporting Goods and                    199                148
                                     Wal-Mart

Totals/Weighted
  Averages                                                                      $ 245              $ 173







-------------------


(1) Anchor stores includes all stores occupying more than 20,000 square feet.

(2) Percent leased is defined as all space leased and for which rent was being paid as of December 31, 1999, excluding tenants with leases having a term of less than one year.

(3) Annualized base rent is the base rent payable in December 1999 multiplied by 12.

                                OPERATING TRENDS

The following table sets forth, for the last five years, certain information regarding operating trends with respect to the Community Centers as of December 31, 1999:



                                                                    MINIMUM RENT PLUS PERCENTAGE RENT
                                          ------------------------------------------------------------------------------------------

                              AVERAGE             TOTAL STORES                   ANCHOR STORES                SPECIALTY STORES
                              PERCENT     -----------------------------   ----------------------------   ---------------------------
                             LEASED (1)          TOTAL     PER SQ. FT.       TOTAL         PER SQ. FT.      TOTAL         ER SQ. FT.
                         --------------   -------------    ------------    -----------    ------------  -------------    -----------

COMMUNITY CENTERS

  1999                     85%            $ 18,151,315     $  9.65         $ 8,191,146      $  7.05     $   9,960,169     $   13.85

  1998                     91               18,396,101        9.19           8,473,402         6.66         9,922,699         13.60

  1997                     87               17,853,568        9.33           8,223,866         6.76         9,629,702         13.84

  1996                     93               18,492,347        9.08           8,956,215         6.74         9,536,132         13.49

  1995                     90               17,933,643        9.03           8,692,927         6.78         9,240,716         13.13




(1) Average percent leased is defined as total average space leased and for which rent was paid excluding tenants with leases having a term of less than one year.

CAPITAL EXPENDITURES

         The following tables set forth certain information regarding capital expenditures for the Mills and the Community Centers combined for each of the last three years and a 3-year average, the existing Mills (Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills and Arizona Mills) for each of the last three years and a 3-year average, and the Community Centers for each of the last three years and a 3-year average. Only 1999 and 1998 data is available for Ontario Mills, Grapevine Mills and Arizona Mills.

CAPITAL EXPENDITURES - EXISTING MILLS AND EXISTING COMMUNITY CENTERS COMBINED
(9)

         The following table sets forth certain information regarding capital expenditures for the existing Mills and the Community Centers combined:



                                                                            YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------        3 - YEAR
                                                              1999             1998                    1997               AVERAGE
                                                       ----------------------------------------------------------   ----------------

RECURRING NON-TENANT CAPITAL
EXPENDITURES (1)

Costs                                                  $      313,462       $    1,453,123       $      435,742       $      734,109

Per Square Foot (2)                                              0.03                 0.12                 0.05                 0.07

RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                  $    4,594,831       $    5,467,329       $    5,143,206       $    5,068,455

Per Square Foot Improved (4)                                     8.52                 7.85                11.90                 9.42
Per Square Foot (2)                                              0.38                 0.46                 0.62                 0.50

TOTAL RECURRING COSTS

Costs                                                  $    4,908,293       $    6,920,452       $    5,578,948       $    5,802,564
Per Square Foot (2)                                              0.41                 0.58                 0.67
                                                                                                                                0.55

NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                  $   22,881,626(7)    $  18,911,845(7)     $   41,571,485(7)    $   27,788,319

Per Square Foot Improved (5)                                    51.85                71.68                73.69                65.74
Per Square Foot (2)                                              1.91                 1.58                 5.03                 2.84

WORK IN PROCESS (6)

Costs                                                  $    2,676,259       $    8,447,326       $    4,703,992       $    5,275,859

Per Square Foot Improved (8)                                    18.81                25.99                14.59                19.80




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

(9) Excludes projects with less than 12 months of operations.

                   CAPITAL EXPENDITURES - EXISTING MILLS (9)

The following table sets forth certain information regarding capital expenditures for the existing Mills (Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills and Arizona Mills). Only 1999 and 1998 data is available for Ontario Mills, Grapevine Mills and Arizona Mills.


                                                                               YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------       3 - YEAR
                                                                  1999                1998                1997            AVERAGE
                                                       ------------------------------------------------------------   --------------

RECURRING NON-TENANT CAPITAL
EXPENDITURES (1)

Costs                                                   $       140,913      $       949,095      $      388,003      $      492,670

Per Square Foot (2)                                                0.01                 0.10                0.06                0.06

RECURRING TENANT
IMPROVEMENTS/LEASING COSTS (3)

Costs                                                   $     4,307,703      $     4,274,398      $    4,518,073      $    4,366,725

Per Square Foot Improved (4)                                       9.28                 8.53               13.35               10.39
Per Square Foot (2)                                                0.44                 0.44                0.75                0.54

TOTAL RECURRING COSTS

Costs                                                   $     4,448,616      $     5,223,493      $    4,906,076      $    4,859,395
Per Square Foot (2)                                                0.45                 0.54                0.81                0.60

NON-RECURRING TENANT
IMPROVEMENTS/LEASING COSTS (3)

Costs                                                   $    16,911,884(7)   $   18,175,677(7)    $  41,010,815(7)    $  25,366,125

Per Square Foot Improved (5)                                      64.28               96.48               78.37               79.71
Per Square Foot (2)                                                1.73                1.86                6.77                3.45

WORK IN PROCESS (6)

Costs                                                   $     1,955,746      $    6,779,660      $    3,989,739      $    4,241,715

Per Square Foot Improved (8)                                      38.97               38.45               31.27               36.23



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

(9) Excludes projects with less than 12 months of operations.

                    CAPITAL EXPENDITURES - COMMUNITY CENTERS

The following table sets forth certain information regarding capital expenditures for the Community Centers:



                                                                           YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------             3 - YEAR
                                                           1999                   1998                 1997              AVERAGE
                                                        ------------           -------------     -----------             ----------

RECURRING NON-TENANT CAPITAL
EXPENDITURES (1)
Costs                                                    $  172,549             $    504,028     $    47,739             $  241,439

Per Square Foot (2)                                            0.08                     0.23            0.02                   0.11

RECURRING TENANT
IMPROVEMENTS/LEASING COSTS (3)

Costs                                                    $  287,128             $  1,192,931     $   625,133             $  701,731

Per Square Foot Improved (4)                                   3.83                     6.10            6.68                   5.54
Per Square Foot (2)                                            0.13                     0.54            0.28                   0.32

TOTAL RECURRING COSTS

Costs                                                    $  459,677             $  1,696,959     $   672,872             $  943,169

Per Square Foot (2)                                            0.21                     0.77            0.31                   0.43

NON-RECURRING TENANT
IMPROVEMENTS/LEASING COSTS (3)

Costs                                                    $5,969,742             $    736,168     $   560,670             $2,422,193

Per Square Foot Improved (5)                                  33.49                     9.76           13.73                  18.99
Per Square Foot (2)                                            2.71                     0.33            0.25                   1.10

WORK IN PROCESS (6)

Costs                                                    $  720,513             $  1,667,666     $   714,253             $1,034,144

Per Square Foot Improved (7)                                   7.83                    11.22            3.66                   7.57





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

                              THE MILLS CORPORATION
                SUMMARY OF OUTSTANDING CONSOLIDATED INDEBTEDNESS
                             (DOLLARS IN THOUSANDS)
                             AS OF DECEMBER 31, 1999

As of December 31, 1999, the Company had outstanding consolidated indebtedness in an aggregate amount of approximately $877.3 million (excluding its pro rata share of unconsolidated joint venture debt) as set forth below.



                                             PRINCIPAL            INTEREST                 ANNUAL                    MATURITY
MORTGAGE/LOAN                                 BALANCE             RATE TYPE                INTEREST RATE             DATE
-------------                                 -------             ---------                -------------             ----
                                               (000's)                                       (000's)
Potomac Mills/Gurnee Mills:
  Tranche A                                  $202,704             Fixed                             6.905%           12/17/26 (1)
  Tranche B                                    27,000             Fixed                             7.021%           12/17/26 (1)
  Tranche C                                    15,000             Fixed                             7.235%           12/17/26 (1)
  Tranche D                                    30,000             Fixed                             7.701%           12/17/26 (1)
Franklin Mills and Liberty Plaza
  Tranche A                                   107,502             Fixed                             7.882%             6/1/27 (3)
  Mortgage Loan                                19,560             Fixed                             7.440%             6/1/27 (3)
  Mortgage Loan                                12,805             Fixed                             6.220%             6/1/27 (3)
Sawgrass Mills:
  Tranche A                                   115,000             Fixed                             6.450%            1/18/01
  Tranche B                                    10,000             Variable with cap        85 bp over LIBOR(6)        1/18/01
  Tranche C                                    20,000             Variable with cap        230 bp over LIBOR(6)       1/18/01
Sawgrass Mills - Phase II:                     18,000             Fixed                             6.970%            1/18/01
TenCommunity Centers:                         111,662             Fixed                             7.300%             2/1/29
Concord Mills Residual III:                     8,956             Variable                 200 bp over LIBOR         12/31/00
                                             --------
Total Property Mortgages                      698,189
                                             --------

Other Loans
Sawgrass Mills Mezzanine Loan:                 57,000             Variable                 475 bp over LIBOR         10/1/00
Corporate Miscellaneous:                          354             Fixed                             8.250%           10/31/00
Corporate Miscellaneous:                        2,400             Fixed                             6.200%            7/15/00
Corporate Line of Credit:                     100,000             Variable                 150 bp over LIBOR           4/1/00
Corporate Miscellaneous:                       15,000             Variable                 125 bp over LIBOR          1/18/01
Sawgrass Residual:                              4,330             Variable                 165 bp over LIBOR          1/18/01
                                             --------
         Total                               $877,273
                                           ==========


                                                                      EARLIEST DAY           RECOURSE TO
                                                    ANNUAL            AT WHICH DEBT          COMPANY OR
MORTGAGE/LOAN                                      INTEREST            CAN BE REPAID          OP. PTNRSHP
-------------                                      --------            -------------          -----------
                                                    (000's)
Potomac Mills/Gurnee Mills:
  Tranche A                                        $13,996                  (2)                     0%
  Tranche B                                          1,896                  (2)                     0%
  Tranche C                                          1,085                  (2)                     0%
  Tranche D                                          2,310                  (2)                     0%
Franklin Mills and Liberty Plaza
  Tranche A                                          8,473                  (4)                     0%
  Mortgage Loan                                      1,455                  (4)                     0%
  Mortgage Loan                                        796                  (4)
Sawgrass Mills:
  Tranche A                                          7,418                  (5)                     0%
  Tranche B                                            667(7)               (5)                     0%
  Tranche C                                          1,625(7)               (5)                     0%
Sawgrass Mills - Phase II:                           1,255                  (5)                     0%(13)
TenCommunity Centers:                                8,151                 (14)                     0%
Concord Mills Residual III:                            701                 (15)                   100%
                                                   -------
Total Property Mortgages                            49,829
                                                   -------

Other Loans
Sawgrass Mills Mezzanine Loan:                       6,026(7)               (5)                     0%
Corporate Miscellaneous:                                29                 (10)                     0%
Corporate Miscellaneous:                               149                 (10)                     0%
Corporate Line of Credit:                            7,323(7)             (8),(9)                 100%
Corporate Miscellaneous:                             1,061(7)              (12)                   100%
Sawgrass Residual:                                     331(7)              (11)                     0%
                                                  --------
         Total                                    $ 64,749
                                                  ========










-------------------


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

(5) On January 31, 2000, the loan was repaid with proceeds of a new $285,000 permanent loan. The new indebtedness is a non-amortizing loan with an anticipated balloon payment date of June 18, 2001. The loan bears interest at a variable rate of 275 bp over LIBOR.

(6) The loan agreement provides for a cap on LIBOR at 14% for the life of the loan.

(7) Calculated using 30-day LIBOR at 5.8225%, which was the rate at December 31, 1999.

(8)  Prepayable, in whole or in part, at any time without prepayment penalty.

(9) The total commitment under the Line of Credit is $100,000. Funds are available subject to certain performance measures and restrictive covenants. This loan bears interest at a variable rate ranging from 100 bp to 165 bp over LIBOR subject to certain leverage tests (LIBOR + 150 bp at 12/31/99). The line of credit matures April 1, 2000 with a one-year option to extend.

(10) Primarily corporate debt with maturities under one year. Prepayable, in whole or in part, at any time without prepayment penalty.

(11) Prepayable, in whole or in part, at any time, upon 3 days prior notice to lender without prepayment penalty.

(12) Prepayable, in whole or in part, at any time, upon 5 days prior notice to lender without prepayment penalty.

(13) Principal is guaranteed by the Company if the Phase II project fails to achieve a DSC ratio of 1.35 and a debt yield of 12.5%. As of December 31, 1999, the guaranteed amount was 0%.

(14) The indebtedness is a 30 year amortizing loan with an anticipated balloon repayment date of February 1, 2009. Interest is payable at a fixed rate of 7.30%. The principal is guaranteed by the Company. In the event the mortgage is not repaid by the anticipated balloon repayment date, the interest rate will be the greater of (i) the loan interest rate plus 2% or
     (ii) the yield calculated by linear interpolation of the yields of noncallable United States Treasury obligations with terms (one longer and one shorter) most nearly approximating the period from such date of determination to the anticipated repayment date.

(15) The total commitment under this loan is $9,000. Funds are available subject to certain performance measures and restrictive covenants. Interest accrues at 200 bp over LIBOR. The indebtedness matures on December 31, 2000.

                              THE MILLS CORPORATION
        SUMMARY OF OUTSTANDING UNCONSOLIDATED JOINT VENTURE INDEBTEDNESS
                             (DOLLARS IN THOUSANDS)
                             AS OF DECEMBER 31, 1999

As of December 31, 1999, the unconsolidated joint ventures had outstanding indebtedness in an aggregate amount of approximately $948.0 million as set forth below.


                            Principal      Total             Interest        Annual
  Mortgage/Loan             Balance        Commitment        Rate Type       Interest Rate
  -------------             -------        ----------        ---------       -------------
                            (000's)                                          (000's)


Arizona Mills             $  142,214       $  142,214      Variable        130 bp over LIBOR (5)


Grapevine Mills              155,000          155,000      Fixed           6.465%


Ontario Mills                143,594          145,000      Fixed           6.750%

The Block at Orange          127,495          136,000      Variable        135 bp over LIBOR(6)


Sawgrass Phase III            44,000           44,000      Variable        165 bp over LIBOR(7)


Sawgrass Phase III             1,958            6,500      Variable        275 bp over LIBOR


Concord Mills                164,442          199,000      Variable        120 bp over LIBOR(13)


Katy Mills                   131,286          168,000      Variable        200 bp over LIBOR


Opry Mills                    21,866          168,000      Variable        200 bp over LIBOR


Arundel Mills                 10,000           10,000      Variable        165 bp over LIBOR


Sugarloaf Mills                6,120           12,000      Variable        350 bp over LIBOR
                          ----------       ----------
   Total                  $  947,975       $1,185,714
                          ==========       ==========



                                                                      Earliest day       Recourse to
                                 Maturity         Annual              at which debt     Company or
  Mortgage/Loan                  Date             Interest            can be repaid     Op. Ptnrshp
  -------------                  ----             --------            -------------     -----------
                                                                        (000's)


Arizona Mills                    2/1/02         $ 10,129 (4)              (1)            9.2%(10)


Grapevine Mills                  9/1/32(8)        10,021                  (2)            0.0%

                                                                                         0.0%
Ontario Mills                   12/1/28(9)         9,693                  (3)

The Block at Orange             1/22/02            9,145(4)               (3)           26.7%(11)


Sawgrass Phase III              1/18/01            3,288(4)              (15)            0.0%(12)


Sawgrass Phase III              1/18/01               54(4)              (15)            0.0%(12)


Concord Mills                   12/2/01           11,795(4)               (2)           25.0%(13)


Katy Mills                      3/31/02           10,270(4)              (15)          100.0%(14)


Opry Mills                      10/1/02            1,710(4)              (16)          100.0%(17)


Arundel Mills                   12/9/00              747                 (18)           50.0%(19)


Sugarloaf Mills                12/20/00              571                 (18)          100.0%(20)
                                                --------

   Total                                        $ 67,422
                                                ========




-------------------


(1) This indebtedness may be prepaid, in whole or in part, upon 5 business days notice to the Administrative Agent, in a principal amount of not less than $1 million and an integral multiple of $100,000 thereof, and each prepayment under this shall include all interest accrued on the amount of principal prepaid (and all late charges and other sums that may be payable) through the date of prepayment.

(2) This indebtedness may be prepaid, in whole or in part, upon 3 business days notice to the Administrative Agent.

(3) The Company shall have the right to make prepayments of the loan, without penalty, and a late charge, as the case may be, following the occurrence of an Event of Default under any of the Loan Documents, in whole or in part, upon not less than 5 business days prior written notice to lender. No prepayment of all or part of the loan, including any mandatory prepayment of the loan made as a result of an acceleration of the loan or pursuant to the immediately preceding sentence, shall be permitted unless same is made together with the payment of all interest accrued on the loan though the date of prepayment and an amount equal to all Breakage Costs and reasonable, out-of-pocket attorneys' fees and disbursements incurred by Lender and any participants in good faith as a result of the prepayment.

(4) Calculated using 30-day LIBOR at 5.8225%, which was the rate at December 31, 1999.

(5) The loan is a construction facility with a maximum availability of $142. The rate is capped at 9.5% until maturity, plus credit spread, based on one month LIBOR.

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

(10) Principal is guaranteed on a several basis by each partner (the Company's share is 36.8%) reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of Loan Amount; (ii) upon completion of construction, opening and achieving $16,000 of "In-Place Minimum Rent," the Guaranteed Amount will reduce to 50%; (iii) upon achieving a 13.5% "Debt Yield," ("Debt Yield" is defined as EBITDA to total loan commitment) the Guaranteed Amount will reduce to 25% of the Loan Amount; (iv) upon achieving a 15% "Debt Yield," the Guaranteed Amount will reduce to 15% of the Loan Amount; and (v) upon achieving a 17% Debt Yield and an appraised value indicating a loan to value ratio of no greater than 55%, the Guaranteed Amount will reduce to $0. As of December 31, 1999, the Company's share of the Guaranteed Amount was reduced from 36.8% to 9.2% according to the above formula.

(11) Principal is guaranteed by the Company, reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of Loan Amount; (ii) upon construction completion, grand opening and a Debt Service Coverage ration of 1.00 the Guaranteed Amount will reduce to $68,000; (iii) upon achieving DSC ratio of 1.25 the Guaranteed Amount will reduce to $34,000; (iv) upon achieving a DSC Ratio of 1.40 the Guaranteed Amount will reduce to 10%; and
     (v) upon achieving a DSC Ratio of 1.50 the Guaranteed Amount will reduce to 0%. As of December 31, 1999, the guaranteed amount was $34,000.

(12) Principal is guaranteed by the Company, reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of Loan Amount; (ii) upon achieving a DSC Ratio of 1.35 and a debt yield of 12.5% the Guaranteed Amount will reduce to 0%. As of December 31, 1999, the guaranteed amount was 0%.

(13) The loan commitment has a term of three years with two one-year extension options. The interest rate will be LIBOR plus 135 basis points until completion and occupancy requirements are met. Once achieved, the interest rate will be LIBOR plus 120 basis points. The interest rate can be further reduced to LIBOR plus 110 basis points when the project achieves a debt service coverage for three months of 1.35. The new loan is guaranteed severally by the Company (50%) and Simon Property Group, L.P. (50%) and can be reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of loan amount; (ii) 50% upon achieving completion and occupancy requirements; (iii) 35% upon achieving a DSC ratio of 1.20 for three consecutive months; (iv) 20% upon achieving a DSC ratio of 1.35 for three consecutive months subsequent to the prior condition. As of December 31, 1999, the guarantee amount was 25%.

(14) The loan commitment has a term of three years with a one-year extension option. The principal is guaranteed by the Company and can be reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of loan amount; (ii) upon completion of construction, grand opening and Debt Service Coverage ratio of 1.00 the Guaranteed Amount will reduce to 50%;
     (iii) upon achieving a DSC ratio of 1.25 the Guaranteed Amount will reduce to 25%. As of December 31, 1999, the guaranteed amount was 100%.

(15) This indebtedness may be prepaid, in whole or in part, upon 5 business days notice to the Administrative Agent.

(16) The indebtedness may be prepaid, in whole or in part, upon 3 business days notice to the Administrative Agent, provided that each prepayment under this loan shall include all interest accrued on the amount of principal prepaid (and all late charges and other sums that may be payable) through the date of prepayment.

(17) The loan commitment has a term of three years with a one-year extension option. The principal is guaranteed by the Company and can be reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of loan amount; (ii) upon completion of construction, fulfilling certain occupancy requirements as defined per construction loan agreement and a debt service coverage ration of 1.10 the Guaranteed Amount will reduce to 50%.

(18) Prepayable, in whole or in part, at any time upon 5 days prior notice to lender without prepayment penalty. Any partial prepayments shall be in $100,000 increments.

(19) Principal is guaranteed severally by the Company and Simon Property.

(20) Principal is guaranteed by the Company.

Income Producing Property - Federal Income Tax Basis (in thousands)

         The following table sets forth certain information regarding federal income tax basis and depreciation of income producing property for the Mills (including Ontario Mills, Grapevine Mills, Arizona Mills, The Oasis at Sawgrass, Concord Mills and Katy Mills, which are unconsolidated joint ventures) and The Block at Orange, which is an unconsolidated joint venture, as of December 31, 1999:



                               LAND                    LAND IMPROVEMENTS
                               ----                    -----------------
                           FEDERAL TAX            FEDERAL TAX       DEPRECIATION
                              BASIS                BASIS           METHOD LIFE (YRS)
                              -----                -----           ---------------------

   Franklin Mills        $  28,313             $   6,441           MACRS              15

   Gurnee Mills             18,456                16,719           MACRS              15

                                                                   MACRS              15
   Potomac Mills            15,913                27,199           ACRS            15,18

   Sawgrass Mills           15,541                 8,869           MACRS              15

   Ontario Mills             7,266                10,648           MACRS              15

   Grapevine Mills          18,249                 5,781           MACRS              15

   Arizona Mills            22,018                   539           MACRS              15

   The Block at
           Orange           23,181                10,212           MACRS              15

   The Oasis at
       Sawgrass                  -                 3,861           MACRS              15


 Concord Mills              24,529                20,224           MACRS              15

 Katy Mills                  8,847                20,452           MACRS              15







                                 BUILDING                                                    FURNITURE, FIXTURE AND EQUIPMENT
                                 --------                                                    --------------------------------
                            FEDERAL TAX                  DEPRECIATION                    FEDERAL TAX              DEPRECIATION
                               BASIS                   METHOD LIFE (YRS)                   BASIS                 METHOD LIFE (YRS)
                            ------------            -----------------------              -----------           ---------------------

   Franklin Mills            $  161,938            MACRS                  39              $ 4,245               MACRS            5,7

   Gurnee Mills                 166,385            MACRS             31.5,39                4,078               MACRS          3,5,7

                                                   MACRS             31.5,39
   Potomac Mills                117,760            ACRS                15,18                2,535               MACRS            5,7

   Sawgrass Mills               162,496            MACRS                  39                5,297               MACRS          3,5,7

   Ontario Mills                125,868            MACRS                  39                4,006               MACRS            5,7

   Grapevine Mills              151,268            MACRS                  39                4,203               MACRS            5,7

   Arizona Mills                166,022            MACRS                  39                2,924               MACRS            5,7

   The Block at
           Orange                82,581            MACRS                  39                8,647               MACRS            5,7

   The Oasis at
       Sawgrass                  47,447            MACRS                  39                1,795               MACRS              7


 Concord Mills                  151,939            MACRS                  39                4,751               MACRS           5,7

 Katy Mills                     156,458            MACRS                  39                4,467               MACRS           5,7

Item 3.  Legal Proceedings



  None.



Item 4.  Submission of Matters to a Vote of Secretary Holders



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


                                                            HIGH                 LOW                  DISTRIBUTIONS
                                                            ----                 ---                  -------------
                        1999
                  First Quarter                        $  20   7/16           $   17   5/16             $.4875
                  Second Quarter                          22    3/8               16   3/16              .5025
                  Third Quarter                           21  11/16               17    3/4              .5025
                  Fourth Quarter                          18    1/4               15    3/8              .5025

                        1998

                  First Quarter                        $  27    1/4            $  23  11/16             $.4825
                  Second Quarter                          26   9/16               23   3/16              .4875
                  Third Quarter                           27   3/16               19    3/8              .4875
                  Fourth Quarter                          22    1/2               18    5/8              .4875


         The last reported closing sale price on the NYSE on March 21, 2000 was $18.375 per share. As of March 21, 2000, there were 23,971,307 shares of our common stock outstanding, held by 923 holders of record (including 639,507 shares issued to the Operating Partnership and held in escrow to secure specific obligations pursuant to a settlement agreement with Chelsea GCA Realty and Simon Property.

Distributions

         We have made consecutive quarterly distributions since our initial public offering. The indicated annual distribution rate was $2.01 per share of common stock based on the fourth quarter 1999 distribution. A portion of our distribution may represent a non-taxable return of capital and/or a capital gain dividend. Approximately 50% of 1999 distributions of $1.99 per share of common stock were a non-taxable return of capital. Approximately 1% of 1999 distributions were capital gain dividends. In 2000, we increased our annual distribution rate to $2.07 per share of common stock commencing with our dividend for the first quarter of 2000 which is payable in April 2000. Our ability to make distributions depends on a number of factors, including net cash provided by operating activities, financial condition, capital commitments, debt repayment schedules and such other factors, as the Board of Directors deems relevant.

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

Item 6.  Selected Financial Data


         The following table sets forth selected consolidated financial data for the Company, the Operating Partnership and their subsidiaries. The historical financial data should be read in conjunction with the financial statements and notes thereto included and the discussion set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this Form 10-K

                      SELECTED CONSOLIDATED FINANCIAL DATA
                              THE MILLS CORPORATION


                                                                            Year Ended December 31,

(In thousands, except per share data)                    1999          1998           1997          1996           1995
-------------------------------------                    ----          ----           ----          ----           ----

STATEMENTS OF OPERATIONS DATA:

REVENUES:
    Minimum rent                                      $104,407        $101,503       $ 96,370      $94,678        $89,839
    Percentage rent                                      3,677           3,832          4,413        4,216          4,460
    Recoveries from tenants                             51,680          50,943         47,350       45,761         44,267
    Other property revenue                               8,778           7,653          8,150        7,616          6,537
    Management fee income                                4,891           2,193          1,485            -              -
    Other fee income                                     8,647           7,908          5,647        3,639          3,975
    Interest income                                      2,605           3,238          2,561        2,850          2,431
                                                       -------         -------        -------      -------        -------
                                                       184,685         177,270        165,976      158,760        151,509
EXPENSES:
    Recoverable from tenants                            44,464          44,361         42,025       41,308         39,299
    Other operating                                      6,184           5,872          5,720        6,170          5,231
    General and administrative                          12,416           9,994          9,506        8,725          7,808
    Interest expense                                    46,808          44,044         41,006       45,885         43,947
    Depreciation and amortization                       36,669          36,925         35,487       39,020         40,815
                                                       -------         -------        -------      -------        -------
                                                       146,541         141,196        133,744      141,108        137,100

Other income/(expense)                                  (1,828)           (979)           567        1,073            859
Equity in earnings of unconsolidated
    joint ventures before extraordinary items           12,287           8,097          4,372        2,661              -
                                                       -------         -------        -------      -------        -------
Income before extraordinary items and
     minority interests                                 48,603          43,192         37,171       21,386         15,268
Extraordinary losses on debt extinguishments            (2,762)           (422)        (8,060)      (5,301)          (419)
Equity in extraordinary losses on debt
     extinguishments of unconsolidated joint
      ventures                                               -          (3,518)          (397)           -              -
                                                       -------         -------        -------      -------        -------
Income before minority interests                        45,841          39,252         28,714       16,085         14,849
Minority interests                                     (18,618)        (16,000)       (12,303)      (7,904)        (7,231)
                                                       -------         -------        -------      -------        -------
Net income                                             $27,223         $23,252        $16,411       $8,181         $7,618
                                                       =======         =======        =======      =======        =======
PER SHARE INFORMATION:
Net income per common share - basic:

Income before extraordinary items                        $1.25           $1.11          $0.99        $0.64          $0.46
Extraordinary losses on debt extinguishments             (0.07)          (0.10)         (0.23)       (0.16)         (0.01)
                                                       -------         -------        -------      -------        -------
Net income                                               $1.18           $1.01          $0.76        $0.48          $0.45
                                                       =======         =======        =======      =======        =======
Net income per share - diluted:

Income before extraordinary items                        $1.24           $1.10          $0.98        $0.64          $0.46
Extraordinary losses on debt extinguishments             (0.07)          (0.10)         (0.23)       (0.16)         (0.01)
                                                       -------         -------        -------      -------        -------
Net income                                               $1.17           $1.00          $0.75        $0.48          $0.45
                                                       =======         =======        =======      =======        =======
Dividends declared                                       $1.99           $1.94          $1.89        $1.89          $1.89
                                                       =======         =======        =======      =======        =======
Tax treatment of dividends (unaudited):

Ordinary income                                          $0.97           $1.14          $0.76        $0.66          $0.60
                                                       =======         =======        =======      =======        =======
Capital gains                                            $0.02           $0.02          $  --        $  --          $0.06
                                                       =======         =======        =======      =======        =======
Return of capital                                        $1.00           $0.78          $1.13        $1.23          $1.23
                                                       =======         =======        =======      =======        =======


                                                                              Year Ended December 31,
  (In thousands, except per share data)                     1999            1998           1997       1996           1995
---------------------------------------------            --------         --------        ------     ------        --------
OTHER DATA:
Cash flow provided by (used in):
    Operating activities                                  $77,069          $78,948        $80,273     $63,262        $61,823
    Investing activities                                  (95,775)         (98,407)       (74,837)    (67,468)       (58,474)
    Financing activities                                   11,231            4,706         13,500      (4,017)        (8,856)
Funds From Operations (1)                                  95,076           85,047         74,055      56,250         50,030
Distributions paid per share                                 1.99             1.94           1.89        1.89           1.89
    Weighted average shares outstanding
    - Diluted                                              23,293           23,361         21,931      16,998         16,906
    Weighted average shares and Units
    Outstanding - Diluted                                  39,137           39,230         38,063      33,329         32,964

PORTFOLIO DATA:
    Total owned GLA at end of period (2)                   16,679           12,604         11,719       9,233          8,172
    Number of properties at end of period                      22               19             18          16             15



                                                                                     December 31,
(In thousands)                                              1999            1998          1997        1996           1995
-------------                                               ----            ----          ----        ----           ----

BALANCE SHEET DATA:
    Investment in real estate assets
        (before accumulated depreciation)              $1,177,726       $1,086,822     $1,018,067    $947,621       $894,265
    Total assets                                        1,039,467          970,362        926,621     862,624        853,057
    Total mortgages, notes and loans payable              877,273          782,182        703,713     730,113        676,435
    Minority interests                                     40,978           54,052         68,955      43,975         66,839
    Total stockholders' equity                             60,027           78,918         99,024      45,525         70,408



-----------------


(1) The Company generally considers Funds From Operations ("FFO") to be a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by NAREIT means income (loss) before minority interest (determined in accordance with generally accepted accounting principles, referred to herein as "GAAP"), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations---Funds From Operations."

(2) Includes Ontario Mills, Grapevine Mills, Arizona Mills, The Block at Orange, The Oasis at Sawgrass, Concord Mills and Katy Mills at 1.5 million square feet, 1.5 million square feet, 1.2 million square feet, 0.6 million square feet, 0.3 million square feet, 1.2 million square feet and 1.2 million square feet, respectively. Upon completion Ontario Mills, Grapevine Mills, Arizona Mills, The Block at Orange, The Oasis at Sawgrass, Concord Mills and Katy Mills will contain approximately 1.7 million square feet of GLA, 1.5 million square feet of GLA, 1.2 million square feet of GLA, 0.8 million square feet of GLA, 0.3 million square feet of GLA, 1.3 million square feet of GLA and 1.2 million square feet of GLA, respectively.

Item 7. and 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk



THE MILLS CORPORATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 1999, 1998 and 1997.


COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

Income before minority interest for the year ended December 31, 1999, increased by approximately $6.6 million (16.8%), to $45.8 million as compared to the year ended December 31, 1998. The increase was the result of an increase in revenues of approximately $7.4 million (4.2%), an increase in equity in earnings of unconsolidated joint ventures before extraordinary items of approximately $4.2 million (51.7%), offset by an increase in expenses of approximately $5.3 million (3.8%) and a decrease in other income/(expense) of approximately $0.8 million.

Revenues

         Minimum rent for the year ended December 31, 1999, increased approximately $2.9 million (2.9%) compared with the year ended December 31, 1998. The increase was primarily due to additional rents obtained in connection with the Company's expansion and remerchandising efforts at Franklin Mills and Gurnee Mills as well as higher lease rates across the properties.

         Recoveries from tenants for the year ended December 31, 1999, increased $0.7 million (1.4%) compared to the year ended December 31, 1998. The increase was due to increases in recoverable operating costs for various projects, an increase in the recoveries from Franklin Mills due to increasing the management-imposed ceiling on operating cost pass-throughs, and improved recapture of operating costs in the new leases executed by the Company.

         Other property revenue for the year ended December 31, 1999, increased $1.1 million (14.7%) compared to the year ended December 31, 1998. The increase was primarily due to an increase in income related to the Company's pushcart program and increases in lease buyout income at various properties in the portfolio.

         Management fee income for the year ended December 31, 1999, increased $2.7 million (123.0%) to $4.9 million compared to the year ended December 31, 1998. The increase was due to the opening of The Block at Orange in the fourth quarter 1998, the opening of The Oasis at Sawgrass in the second quarter of 1999, the opening of Concord Mills in the third quarter of 1999 and the opening of Katy Mills in the fourth quarter of 1999.

         Other fee income for the year ended December 31, 1999, increased $0.7 million (9.3%) compared with the year ended December 31, 1998. The increase was due to development, leasing and finance fees earned from seven projects in 1999 (Ontario Mills, Grapevine Mills, The Block at Orange, Katy Mills, Concord Mills, Opry Mills and The Oasis at Sawgrass) versus six projects in 1998 (Ontario Mills, Grapevine Mills, The Block at Orange, The Oasis at Sawgrass, Katy Mills and Concord Mills).

         Interest income for the year ended December 31, 1999, decreased $0.6 million (19.5%) compared with the year ended December 31, 1998. The decrease was due to interest received in 1998 as part of a payment for a legal settlement.

Expenses

         Other operating expenses for the year ended December 31, 1999 increased $0.3 million (5.3%) compared with the year ended December 31, 1998. The increase was primarily due to an increase in operating costs associated with the Company's pushcart program.

         General and administrative expenses for the year ended December 31, 1999, increased $2.4 million (24.2%) compared with the year ended December 31, 1998. The increase was primarily due to the increase in costs associated with FoodBrand (the Company's food and beverage entity that was created in 1999 to master lease and operate food courts at the Company's malls with existing operations at Katy Mills and Franklin Mills, and future projects under development) and other retail operations as well as expanded operations (i.e. the opening of the Block at Orange, the Oasis at Sawgrass, Concord Mills and Katy Mills).

         Interest expense for the year ended December 31, 1999, increased $2.8 million (6.3%) compared with the year ended December 31, 1998. The increase was primarily due to the additional debt related to the ten community centers refinancing in 1999 and the additional debt related to Sawgrass Mills that was obtained in June 1999 (see Liquidity and Capital Resources discussion).

         Other income/(expense) for the year ended December 31, 1999, decreased $0.8 million (86.7%) compared with the year ended December 31, 1998. The decrease was primarily due to $1.9 million of start-up costs associated with the introduction of the Company's FoodBrand and other retail operations and an increase in abandoned project costs of $0.9 million, offset by $1.9 million in land sale gains.

         Equity in earnings of unconsolidated joint ventures before extraordinary items for the year ended December 31, 1999, increased $4.2 million (51.7%) compared with the year ended December 31, 1998. The increase was due to an increase in the Company's share of gains on joint venture land sales of $0.9 million and income earned at The Block at Orange, The Oasis at Sawgrass, Concord Mills and Katy Mills which commenced operations in the fourth quarter of 1998, second quarter of 1999, third quarter of 1999 and fourth quarter of 1999, respectively. Also, the Company received $2.7 million of interest income related to tax increment financing on the Katy Mills joint venture. These increases were partially offset by losses earned from investments held by Mills Enterprises, Inc, a wholly owned subsidiary of the Company, in partnerships that own certain retail operations.

         Extraordinary losses on debt extinguishments for the year ended December 31, 1999, increased $2.3 million compared with the year ended December 31, 1998. The increase was due to a prepayment penalty of $2.4 million that was paid in connection with the refinancing of the community centers in the first quarter of 1999 plus the write-off of the related unamortized loan costs. The 1998 extraordinary losses on debt extinguishments related to the write-offs of unamortized loan costs associated the Sawgrass Mills Phase II refinancing and the refinancing of the Company's line of credit.

         There were no extraordinary losses on debt extinguishments of unconsolidated joint ventures in 1999. In 1998, the Company's share of the write-offs of unamortized loan costs related to the refinancing of Grapevine Mills and Ontario Mills and the Company's share of a prepayment penalty that was incurred with the refinancing of Ontario Mills was $3.5 million.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

Income before minority interests for the year ended December 31, 1998, increased by $10.5 million (36.7%) to $39.3 million as compared to the year ended December 31, 1997. The net increase was the result of an increase in revenues of approximately $11.3 million (6.8%), an increase in expenses of approximately $7.5 million (5.6%), a decrease in other income of $1.5 million (272.7%), an increase in equity in earnings of unconsolidated joint ventures before extraordinary items of $3.7 million (85.2%), a decrease in the extraordinary losses on debt extinguishments of $7.6 million (94.8%) and an increase in equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures of $3.1 million (786.1%).

Revenues

         Minimum rent for the year ended December 31, 1998, increased $5.1 million (5.3%) compared with the year ended December 31, 1997. The increase was primarily due to additional rents obtained in connection with the Company's expansion and remerchandising efforts coupled with higher occupancy levels and lease rates across the properties.

         Percentage rent for the year ended December 31, 1998, decreased approximately $0.6 million (13.2%) compared with the year ended December 31, 1997. The decrease was primarily due to lower than anticipated sales at Sawgrass Mills as a result of unusually harsh weather conditions (Hurricane George in September and Hurricane Mitch in October). Also, a decrease in tourism at Sawgrass Mills as a result of the economic crisis in South America contributed to lower sales.

         Recoveries from tenants for the year ended December 31, 1998, increased approximately $3.6 million (7.6%) compared with the year ended December 31, 1997. The increase was primarily due to increases in occupancy and recoverable operating costs for various projects as well as an increase in the recoveries from Franklin Mills due to increasing the management-imposed ceiling on operating cost pass-throughs.

         Other property revenue for the year ended December 31, 1998, decreased approximately $0.5 million (6.1%) compared with the year ended December 31, 1997. The decrease was primarily due to decreases in lease buyout income at various properties in the portfolio.

         Management fee income for the year ended December 31, 1998, increased approximately $0.7 million (47.7%) compared with the year ended December 31, 1997. The increase was primarily due to the opening of two additional Mills projects in the fourth quarter 1997 (Grapevine Mills and Arizona Mills) and one Block project in the fourth quarter 1998 (The Block at Orange) from which the Company earns management fees.

         Other fee income for the year ended December 31, 1998, increased approximately $2.3 million (40.0%) compared with the year ended December 31, 1997. The increase was due to development, leasing and finance fees earned from six projects in 1998 (Ontario Mills, Grapevine Mills, The Block at Orange, Katy Mills, Concord Mills and The Oasis at Sawgrass) versus four projects in 1997 (The Block at Orange, Arizona Mills, Grapevine Mills and Ontario Mills).

         Interest income for the year ended December 31, 1998, increased approximately $0.7 million (26.4%) compared with the year ended December 31, 1997. The increase is primarily due to interest received as part of a payment that was received in March 1998 for a legal settlement.


Expenses

         Recoverable expenses for the year ended December 31, 1998, increased $2.3 million (5.6%) compared with the year ended December 31, 1997. The increase was primarily due to an increase in real estate taxes of $1.1 million at Sawgrass Mills, $0.5 million at Potomac Mills and $0.3 million at Gurnee Mills.

         General and administrative expenses for the year ended December 31, 1998, increased $0.5 million (5.1%) compared with the year ended December 31, 1997. The increase was due to additional personnel required for increased domestic and international development activities as well as the opening of additional projects.

         Interest expense for the year ended December 31, 1998, increased $3.0 million (7.4%) compared with the year ended December 31, 1997. The increase was due to a larger average debt balance for the year ended December 31, 1998 compared with the year ended December 31, 1997 as a result of continued growth in the Company's business, offset partially by lower interest rates resulting from refinancings.

         Depreciation and amortization expense for the year ended December 31, 1998 increased approximately $1.4 million (4.1%) compared with the year ended December 31, 1997. The increase was primarily due to a $2.1 million increase in expense relating to assets placed in service during the second half of 1997 and during 1998 associated with the remerchandising of Franklin Mills, Potomac Mills and Gurnee Mills which was partially offset by a $1.3 million decrease in expense relating to assets reaching the end of their depreciable or amortizable lives in 1997 at Sawgrass Mills. Also, the increase was partially due to a $0.4 million increase in expense relating to the write-off of software costs.

         Other income/(expense) for the year ended December 31, 1998, decreased $1.5 million (272.7%) compared with the year ended December 31, 1997. The decrease was primarily due to the Company expensing costs associated with abandoned projects in 1998 of $0.7 million and recognizing a gain on the sale of land in 1997 of $0.5 million.

         Equity in earnings of unconsolidated joint ventures before extraordinary items for the year ended December 31, 1998, increased $3.7 million (85.2%) compared with the year ended December 31, 1997. The increase was due to the recognition of a full year of income associated with two new Mills (Grapevine Mills and Arizona Mills) that opened during the fourth quarter of 1997. Also, the Company recognized its share of gain on land sales at Concord Mills in 1998.

         Extraordinary losses on debt extinguishments for the year ended December 31, 1998, decreased $7.6 million compared with the year ended December 31, 1997. The decrease was primarily due to a non-cash write off of $8.1 million ($4.6 million net of minority interest) in deferred loan costs resulting from the refinancing of Franklin Mills during the second quarter of 1997.

         Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures for the year ended December 31, 1998, increased by $3.1 million compared with the year ended December 31, 1997. The increase was due to non-cash write-offs of deferred loan costs resulting from the refinancing of Ontario Mills and Grapevine Mills and a prepayment penalty that was incurred with regard to the Ontario Mills refinancing.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company had cash and cash equivalents of $3.0 million, excluding its proportionate share of cash held in unconsolidated entities. The Company has a line of credit. The terms of this facility are as follows:

                                                                                                                    Amount
                                       Maturity/                                                                  Outstanding at
              Nature of Facility       Extension           Interest Rate      Terms              Total Facility  December 31, 1999

            Line of Credit              4/1/2000           LIBOR+1.50%        Interest Only      $  100,000       $  100,000
                                        4/1/2001




         Pursuant to the line of credit, the Company is subject to certain performance measurements and restrictive covenants. The Company was in compliance with the applicable covenants at December 31, 1999. The Company is currently in negotiations to increase the line of credit to $125 million. Furthermore, in January 2000, the Company refinanced Sawgrass Mills with a new nonrecourse mortgage loan of $285 million. The proceeds were used to repay prior loans totaling $235 million, with the remaining $50 million to be used to pay down the line of credit and fund the Company's development equity requirements.

         Financing Activities. During 1999, the Company completed several financing and refinancing activities. The weighted average remaining term of the Company's indebtedness was 3.9 years at December 31, 1999 (including funded construction and operating debt of the unconsolidated joint ventures), with investment-grade interest rates (7.32% weighted average interest rate for the Company's indebtedness and funded construction and operating debt of the unconsolidated joint ventures at December 31, 1999).

         On December 20, 1999, the Sugarloaf Mills (to be renamed Discover Mills) joint venture entered into a loan agreement in the amount of $12 million, of which $6 million is outstanding as of December 31, 1999. The loan commitment matures on December 20, 2000. The interest rate is LIBOR plus 3.50%. The Company has guaranteed 100% of the outstanding loan balance.

         On December 9, 1999, the Arundel Mills joint venture entered into a loan agreement in the amount of $10 million, which is fully funded as of December 31, 1999. The loan commitment matures on December 9, 2000. The interest rate is LIBOR plus 1.65%. The loan is guaranteed severally by the Company and its joint venture partner, Simon Property Group, L.P.

         On September 29, 1999, the Opry Mills joint venture entered into a construction loan agreement in the amount of $168 million, of which $22 million is outstanding as of December 31, 1999. The loan commitment matures on October 1, 2002 with a one year extension option. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.00% at December 31, 1999. The Company has guaranteed 100% of the outstanding loan balance until specified debt service requirements are met.

         On June 11, 1999 the Company entered into a non-recourse mezzanine loan agreement in the amount of $57 million which was secured by it's equity interest in Sawgrass Mills. The proceeds were used to pay down the Company's line of credit by $40 million and fund development activities. The loan was a non-amortizing loan with a repayment date of October 1, 2000. The interest is LIBOR plus 4.75%. The loan was repaid in January 2000 with the refinancing of Sawgrass Mills.

         On March 31, 1999, the Katy Mills joint venture entered into a construction loan agreement in the amount of $168 million, of which $131 million is outstanding as of December 31, 1999. The loan matures on March 31, 2002 with a one year extension option. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.00% at December 31, 1999. The Company has guaranteed 100% of the outstanding loan balance until specified debt service requirements are met.

         On February 4, 1999, the Company received a five year, $750 million capital commitment from Kan Am, a significant unit holder of the operating Partnership and joint venture partner, to fund future development projects. Subject to terms and conditions, Kan Am will continue to fund certain project level capital as they have on several of the Company's prior projects. Approximately $150 million is to be funded in specifically identified development projects over the next year including Arundel Mills, Discover Mills and Opry Mills. In addition, Kan Am has agreed to work with the Company to identify such other projects, and to use best efforts to provide funding for such projects, in the approximate amount of $150 million in each of 2001, 2002 and 2003. Consistent with prior partnerships, Kan Am will fund 50% to 100% of a specific project's equity requirement and receive a percentage of ownership interest equal to half of the percentage of equity that they have funded, subject to further adjustment for the interest of other partners in such partnerships.

         On January 27, 1999, the Company refinanced the community centers mortgage loan with a $112.5 million loan. The proceeds were used to repay a prior mortgage loan of $81.8 million and to fund the Company's development equity requirements. This indebtedness is a 30-year amortizing loan with an anticipated balloon repayment date of February 1, 2009. The loan bears a fixed interest rate of 7.30%.

         Effective October 28, 1996, the Company filed a universal shelf registration statement on Form S-3 to offer a maximum of $250.0 million of common stock, preferred stock and common stock warrants. Pursuant to this shelf registration, the Company sold a total of 5,325,000 shares of common stock in 1997 generating net proceeds of $121.8 million. A balance of $128.2 million of common stock, preferred stock and common stock warrants remains available to the Company for issuance pursuant to this shelf registration.

         At December 31, 1999, the Company had consolidated debt of approximately $877.3 million and gross unconsolidated joint venture debt of approximately $948 million. The Company's pro rata share of gross unconsolidated joint venture debt was $331.7 million (net of tax increment financing) at December 31, 1999. Of this amount, the Company has guaranteed $161.5 million (additionally, the Company has guaranteed $126.9 million of its joint venture partners' share of debt). The Company's consolidated debt plus its pro rata share of gross unconsolidated joint venture debt totaled approximately $1.2 billion. Of this amount, $777.2 million was fixed rate debt and $431.8 million was variable rate debt. Scheduled principal repayments of the Company's consolidated indebtedness and its pro rata share of gross unconsolidated joint venture debt through 2004 are $861.4 million with $347.6 million due thereafter. The Company and its partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances.

         The Company's EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to interest expense coverage ratio (including the Company's proportionate share of EBITDA and interest expense of unconsolidated joint ventures) was 2.68 and 2.59 at December 31, 1999 and December 31, 1998, respectively.

         Development, Remerchandising and Expansion. The Company is involved in the following development, remerchandising and expansion efforts:

         The Company's most significant development efforts currently are focused on the development of five projects: Opry Mills, Arundel Mills, Discover Mills, Vaughan Mills, and Meadowlands Mills.

         Opry Mills is scheduled to open in May 2000. The project is being financed principally with external borrowings and equity contributions from joint venture partners and the Operating Partnership. The Company anticipates that the Operating Partnership's equity requirements for Opry Mills may total as much as $52 million, all of which has been funded as of December 31, 1999. The Company has a Letter of Intent with Kan Am to fund 100% of the Operating Partnership's equity requirement for Opry Mills. Opryland Attractions, Inc. contributed an interest in land to the Opry Mills joint venture and received capital account credit of $25 million. The remaining costs are being financed through a $168 million construction loan.

         Arundel Mills broke ground on July 15, 1999 and is scheduled to open in the fourth quarter of 2000. The project will be financed principally with external borrowings and equity contributions from joint venture partners and the Operating Partnership. The Company anticipates that the Operating Partnership's equity requirements for Arundel

Mills may total as much as $18 million, of which $5 million has been funded as of December 31, 1999. The Company expects to close on $191 million construction loan in the second quarter of 2000.

         Jointly with Kan Am, the Company entered into several purchase agreements to acquire an approximate 225-acre site located near Atlanta, Georgia for the Discover Mills project. As of December 31, 1999, the Discover Mills joint venture has acquired the majority of the land assemblage for the project. The Company anticipates closing on the remainder of the site in March 2000, with construction commencing in 2000. Discover Mills is targeted to open in 2001. Kan Am will fund all of the required equity for this project, and the remaining project costs are expected to be financed through a construction loan.

         In February 1998, the Company announced that it had secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed outside of the United States. The project will be developed through a joint venture with Cambridge Shopping Centres Limited of Toronto. The Company anticipates that the Operating Partnership's equity requirements for Vaughan Mills may total as much as $30 million, of which $18 million has been funded as of December 31, 1999. The Company has begun the land assemblage and is targeting a 2000 groundbreaking.

         The Company has acquired a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan (SAMP) for the Meadowlands area was published in the Federal Register on April 22, 1999. The guidelines proposal in the SAMP would, upon their anticipated adoption in the second quarter of 2000, permit development of approximately 1.5 million square feet of gross leasable area (GLA) for Meadowlands Mills. The project would be developed on an entitled site of 90.5 acres plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by a joint venture formed among the Operating Partnership, Kan Am, Empire Ltd., and Bennett S. Lazare, an individual affiliated with the Empire Ltd. The Operating Partnership's equity requirements have not yet been determined. The Company has targeted Meadowlands Mills for a 2000 groundbreaking.

         The Company has identified a site in Denver, Colorado and is in process of forming a joint venture to develop the site. The Company is targeting a 2001 opening.

         In addition to the above, the Company is also conducting due diligence on several other proposed sites, including sites in Atlanta, Georgia; Cleveland, Ohio; North Aurora, Illinois (Chicago); San Francisco, California; South Weymouth, Massachusetts (Boston); and Tampa, Florida. The Company is also continuing to evaluate various prospective international sites, including a site identified in Spain, with a concentrated focus on Western Europe as well as other domestic sites for other Mills-type and other retail-oriented projects.

         The Company is in the process of expanding and/or remerchandising Potomac Mills, Sawgrass Mills, Franklin Mills, Gurnee Mills and Ontario Mills. The costs of these expansion and remerchandising programs is estimated at $170 million. At December 31, 1999, approximately $142 million had been spent on these projects and it is anticipated that an additional $28 million will be spent during 2000. Of the estimated costs of $170 million, $80 million will be financed with external sources and $90 million will be funded by the Operating Partnership. At December 31, 1999, the Operating Partnership had funded $77 million of the required equity to finance those programs.

         Capital Resources. The Company anticipates that its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations, potential ancillary land sales and borrowings under its Line of Credit.

         The Company believes that it will have the capital and access to additional capital resources sufficient to expand and develop its business in accordance with its operating, development and financing strategies. In the event such capital cannot be obtained, the Company's development plans could be curtailed.

         As a potential source of capital, the Company is exploring the possible sale of its community center portfolio. In addition to providing the Company with a source of development capital, the disposition will allow management to focus on its main retail products.

         Dividends. The Company has paid and intends to continue to pay regular quarterly distributions to its stockholders. Dividends are payable at the discretion of the Board of Directors and depend on a number of factors, including net cash provided by operating activities, its financial condition, capital commitments, debt repayment schedules and such other factors as the Board of Directors deems as relevant.


CASH FLOWS

         Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998. Net cash provided by operating activities decreased by $1.8 million, or 2.3%, to $77.1 million for the year ended December 31, 1999, as compared to $78.9 million for the year ended December 31, 1998, primarily as a result of increase in inventory related to the Company's retail operations. Net cash used in investing activities decreased $2.6 million, or 2.7%, to $95.8 million for the year ended December 31, 1999, as compared to $98.4 million for the year ended December 31, 1998, primarily as a result of decreased expenditures for real estate and development assets. Net cash provided by financing activities increased by $6.5 million, or 138.7%, to $11.2 million for the year ended December 31, 1999, as compared $4.7 million for the year ended December 31, 1998, primarily as a result of the refinancing of ten community centers and the mezzanine loan related to Sawgrass Mills offset by decreased debt repayments in 1999.

         Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997. Net cash provided by operating activities decreased by $1.4 million, or 1.7%, to $78.9 million for the year ended December 31, 1998, as compared to $80.3 million for the year ended December 31, 1997. Net cash used in investing activities increased $23.6 million, or 31.5%, to $98.4 million for the year ended December 31, 1998, as compared to $74.8 million for the year ended December 31, 1997, primarily as a result of increased expenditures for real estate and development assets. Net cash provided by financing activities decreased by $8.8 million, or 65.1%, to $4.7 million for the year ended December 31, 1998, as compared $13.5 million for the year ended December 31, 1997, primarily as a result of common stock offering proceeds received in 1997 offset by decreased debt repayments in 1998.


FUNDS FROM OPERATIONS

         The Company generally considers Funds From Operations ("FFO") to be a widely used and appropriate measure of performance for an equity REIT that provides a relevant basis for comparison among REITs. FFO as defined by NAREIT means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

         FFO for the year ended December 31, 1999, increased to $95.1 million compared to $85.0 million for the comparable period in 1998. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:


                                                                                             Year Ended December 31,
                  (Dollars in Thousands)                                                1999               1998              1997
                  ----------------------                                                ----               ----              ----

            Funds From Operations Calculation:

                Income before extraordinary item and minority interest              $ 48,603            $43,192           $37,171
                Adjustments:

                Add: Depreciation and amortization of real estate assets              32,333             32,694            32,361
                Add: Adjustment for real estate depreciation and amortization
                         of unconsolidated affiliates                                 14,140              9,161             4,523
                                                                                    --------            -------           -------
            Funds From Operations                                                   $ 95,076            $85,047           $74,055
                                                                                    ========            =======           =======



SEASONALITY

         The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the holiday season. As a result, a substantial portion of the percentage rent is not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of the temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and FFO. However, minimum rent, which is the largest source of income, is not affected by seasonality.


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


IMPACT OF YEAR 2000

         In 1998, the Company developed a Year 2000 Compliance Assessment and Remediation Project Plan for the purpose of identifying, understanding and addressing the issues associated with Year 2000 compliance. In late 1999, the Company completed its remediation and testing of all computer hardware, operating systems software, applications software, telephone and voice mail systems, and embedded/3rd party systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in any computer operating systems, applications software, telecommunications systems, and embedded/3rd party systems (with particular attention paid to life safety and building automation systems at the various properties in our portfolio) and believes those systems successfully responded to the Year 2000 change. In addition, the Company had sought assurances for Year 2000 compliance from its vendors, contractors, lenders, and tenants through questionnaires and to date, no material issues were noted in the responses received and no disruptions have been noted. The Company will continue to monitor its computer applications and those of its vendors, contractors, lenders, and tenants throughout the year 2000 to ensure that Year 2000 issues that may arise are addressed promptly. The Company incurred approximately $500,000 of costs related to the Year 2000 issue.

Item 8.  Financial Statements and Supplementary Data



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure



         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The directors and executive officers of the Company and their positions and offices as of February 29, 2000 are set forth in the following table:

           NAME                                      AGE      POSITION AND OFFICES HELD
           ----                                      ---      -------------------------
         Laurence C. Siegel ......................   47     Chairman of the Board, Chief Executive Officer and Director
         Peter B. McMillan .......................   52     President, Chief Operating Officer and Director
         James F. Dausch .........................   57     Senior Executive Vice President - Development and Director
         Judith S. Berson ........................   57     Executive Vice President - Leasing
         Kent S. Digby ...........................   47     Executive Vice President - Management/Marketing
         Kenneth R. Parent .......................   39     Executive Vice President and Chief Financial Officer
         Thomas E. Frost .........................   47     Executive Vice President, General Counsel and Secretary
         Thomas M. Hindert .......................   46     Executive Vice President - Real Estate
         Steven J. Jacobsen ......................   44     Executive Vice President - Development
         Mark J. Rivers ..........................   34     Executive Vice President - Chief Strategic Officer
         James P. Whitcome .......................   53     Executive Vice President - Capital Services
         Dietrich von Boetticher .................   58     Vice Chairman and Director
         John M. Ingram ..........................   64     Vice Chairman and Director
         Charles R. Black, Jr ....................   52     Director
         James C. Braithwaite ....................   59     Director
         The Hon. Joseph B. Gildenhorn ...........   70     Director
         Harry H. Nick ...........................   58     Director
         Franz von Perfall .......................   58     Director
         Robert P. Pincus ........................   53     Director
         Cristina L. Rose ........................   53     Director

         Biographical summaries of the remaining directors and executive officers of the Company are included under the caption "Election of Directors (Proposal 1) - Board of Directors" and "Executive Officers of the Company," respectively, in our proxy statement for the 2000 Annual Meeting of Shareholders and are incorporated herein by reference. Information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Compensation of Directors" and "Executive Compensation" in our proxy statement for the 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Voting Securities and Principal Holders Thereof" in our proxy statement for the 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN TRANSACTIONS WITH RELATED PARTIES

         Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Transactions" in our proxy statement for the 2000 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS AND FORM 8-K

14(a)    LIST OF DOCUMENTS FILED AS PART OF FORM 10-K

         (1)      FINANCIAL STATEMENTS                               PAGE

                  Report of Independent Auditors                      F-1
                  Consolidated Balance Sheets                         F-2
                  Consolidated Statements of Operations               F-3
                  Consolidated Statements of  Stockholders' Equity    F-4
                  Consolidated Statements of Cash Flow                F-5
                  Notes to Consolidated Financial Statements          F-6

         (2)      FINANCIAL STATEMENTS SCHEDULES                      PAGE

                  Schedule III - Consolidated Real Estate and
                  Accumulated Depreciation                            F-19
                  Notes to Schedule III                               F-20

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

+++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998

#       Filed herewith.


14(b)   REPORTS ON FORM 8-K

        The Company filed one report on Form 8-K during the last quarter of the year ended December 31, 1999.

        The Company's Current Report on Form 8-K dated September 30, 1999, and filed on November 17, 1999, made available supplemental financial information concerning the Company, and the properties owned or managed by it as of September 30, 1999, in the form of a Supplemental Information Package.

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

                             THE MILLS CORPORATION,
                             a Delaware corporation


                             By: /s/ LAURENCE C. SIEGEL
                                 ---------------------------------
                             Laurence C. Siegel
                             Chairman of the Board of
                             Directors, Chief Executive
                             Officer and Director

         Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities indicated below on March 31, 1999:

           NAME                                    TITLE
           ----                                    -----

         /s/ LAURENCE C. SIEGEL                  Chairman of the Board, Chief Executive
         ------------------------
         Laurence C. Siegel                      Officer and Director (principal executive officer)


         /s/ PETER B. MCMILLAN                   President, Chief Operating Officer and Director
         ------------------------
         Peter B. McMillan

         /s/ JAMES F. DAUSCH                     Senior Executive Vice-President - Development and Director
         ------------------------
         James F. Dausch


         /s/ KENNETH R. PARENT                   Executive Vice President - Finance and Chief Financial
         ------------------------
         Kenneth R. Parent                       Officer (principal financial officer and principal
                                                 accounting officer)

         /s/ DIETRICH VON BOETTICHER
         ---------------------------
         Dietrich von Boetticher                 Vice Chairman and Director

         /s/ JOHN M. INGRAM                      Vice Chairman and Director
         ------------------------
         John M. Ingram

         /s/ CHARLES R. BLACK, Jr.               Director
         ------------------------
         Charles R. Black, Jr.

         /s/ JAMES C. BRAITHWAITE                Director
         ------------------------
         James C. Braithwaite

         /s/ JOSEPH B. GILDENHORN                Director
         ------------------------
         Joseph B. Gildenhorn

                                                 Director
         ------------------------
         Harry H. Nick

         /s/ FRANZ VON PERFALL                   Director
         ------------------------
         Franz von Perfall

         /s/ ROBERT P. PINCUS                    Director
         ------------------------
         Robert P. Pincus

         /s/ CRISTINA L. ROSE                    Director
         ------------------------
         Cristina L. Rose

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
THE MILLS CORPORATION

         We have audited the accompanying consolidated balance sheets of The Mills Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flow for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of The Mills Corporation. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Mills Corporation as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP


McLean, Virgina
February 22, 2000

                           CONSOLIDATED BALANCE SHEETS
                              THE MILLS CORPORATION

                                                                         DECEMBER 31,
                  (DOLLARS IN THOUSANDS)                            1999               1998
-----------------------------------------------------------    ---------------    ---------------
ASSETS
Real estate and development assets:
Income producing property
    Land and land improvements                                    $ 171,024          $ 167,607
    Building and improvements                                       725,530            705,638
    Furniture, fixtures and equipment                                36,958             28,004
    Less: accumulated depreciation and amortization                (239,484)          (214,766)
                                                                  ---------          ---------
Total income producing property                                     694,028            686,483

Land held for investment and/or sale                                  9,924             10,606
Construction in progress                                             33,138             28,987
Investment in unconsolidated joint ventures                         201,152            145,980
                                                                  ---------          ---------
Total real estate and development assets                            938,242            872,056

Cash and cash equivalents                                             3,035             10,510
Restricted cash                                                      13,771             13,422
Accounts receivable                                                  25,389             23,017
Notes receivable                                                      8,351              6,291
Deferred costs, net                                                  47,942             44,000
Other assets                                                          2,737              1,066
                                                                  ---------          ---------
TOTAL ASSETS                                                      $1,039,467         $ 970,362
                                                                  ==========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes, and loans payable                               $ 877,273          $ 782,182
Accounts payable and other liabilities                               61,189             55,210
                                                                  ---------          ---------
Total liabilities                                                   938,462            837,392

Minority interests                                                   40,978             54,052

Stockholders' equity:
    Common stock $.01 par value, authorized 100,000,000
    shares, issued and outstanding 23,192,041 and 23,131,697
    shares in 1999 and 1998, respectively                               232                231
    Additional paid-in capital                                      440,924            439,448
    Accumulated deficit                                            (379,306)          (359,404)
    Deferred compensation                                            (1,823)            (1,357)
                                                                  ---------          ---------
Total stockholders' equity                                           60,027             78,918
                                                                  ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,039,467         $ 970,362
                                                                  ==========         =========



See Accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              THE MILLS CORPORATION

                                                                       YEAR ENDED DECEMBER 31,
       (IN THOUSANDS, EXCEPT PER SHARE DATA)                   1999                1998                1997
----------------------------------------------------    ----------------    ----------------    ---------------
REVENUES:
    Minimum rent                                            $ 104,407           $ 101,503           $  96,370
    Percentage rent                                             3,677               3,832               4,413
    Recoveries from tenants                                    51,680              50,943              47,350
    Other property revenue                                      8,778               7,653               8,150
    Management fee income                                       4,891               2,193               1,485
    Other fee income                                            8,647               7,908               5,647
    Interest income                                             2,605               3,238               2,561
                                                            ---------           ---------           ---------
                                                              184,685             177,270             165,976
EXPENSES:
    Recoverable from tenants                                   44,464              44,361              42,025
    Other operating                                             6,184               5,872               5,720
    General and administrative                                 12,416               9,994               9,506
    Interest expense                                           46,808              44,044              41,006
    Depreciation and amortization                              36,669              36,925              35,487
                                                            ---------           ---------           ---------
                                                              146,541             141,196             133,744

Other income/(expense)                                         (1,828)               (979)                567
Equity in earnings of unconsolidated joint ventures
    before extraordinary items                                 12,287               8,097               4,372
                                                            ---------           ---------           ---------

Income before extraordinary items and minority                 48,603              43,192              37,171
interests
Extraordinary losses on debt extinguishments                   (2,762)               (422)             (8,060)
Equity in extraordinary losses on debt
    extinguishments of unconsolidated joint ventures               --              (3,518)               (397)
                                                            ---------           ---------           ---------
Income before minority interests                               45,841              39,252              28,714
Minority interests                                            (18,618)            (16,000)            (12,303)
                                                            ---------           ---------           ---------
Net income                                                  $  27,223           $  23,252           $  16,411
                                                            =========           =========           =========
PER SHARE INFORMATION:
Net income per common share - basic:
Income before extraordinary items                           $    1.25           $    1.11           $    0.99
Extraordinary losses on debt extinguishments                    (0.07)              (0.10)              (0.23)
                                                            ---------           ---------           ---------
Net income                                                  $    1.18           $    1.01           $    0.76
                                                            =========           =========           =========
Net income per share - diluted:
Income before extraordinary items                           $    1.24           $    1.10           $    0.98
Extraordinary losses on debt extinguishments                    (0.07)              (0.10)              (0.23)
                                                            ---------           ---------           ---------
Net income                                                  $    1.17           $    1.00           $    0.75
                                                            =========           =========           =========
Dividends declared                                          $    1.99           $    1.94           $    1.89
                                                            =========           =========           =========
Tax treatment of dividends (unaudited):
Ordinary income                                             $    0.97           $    1.14           $    0.76
                                                            =========           =========           =========
Capital gains                                               $    0.02           $    0.02           $      --
                                                            =========           =========           =========
Return of capital                                           $    1.00           $    0.78           $    1.13
                                                            =========           =========           =========


See Accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              THE MILLS CORPORATION

                                           COMMON                     ADDITIONAL
                                           STOCK           PAR          PAID-IN       ACCUMULATED     DEFERRED
         (IN THOUSANDS)                   (SHARES)        VALUE         CAPITAL         DEFICIT     COMPENSATION        TOTAL
-------------------------------           --------      ---------       -------       -----------   ------------       --------
Balance, December 31, 1996                  16,907      $     169      $ 309,813      $(264,457)      $      --       $  45,525

Net proceeds from additional
    equity offering                          5,325             53        121,757             --              --         121,810
Restricted stock incentive program              60              1          1,066             --          (1,067)             --
Amortization of stock incentive program         --             --             --             --             365             365
Units exchanged for common stock               572              6          2,981         (2,987)             --              --
Dividends declared                              --             --             --        (42,924)             --         (42,924)
Net income                                      --             --             --         16,411              --          16,411
Exercise of stock options and other             48             --          1,022             --              --           1,022
Adjustment to minority interests                --             --             --        (43,185)             --         (43,185)
                                         ---------      ---------      ---------      ---------       ---------       ---------

Balance, December 31, 1997                  22,912            229        436,639       (337,142)           (702)         99,024

Restricted stock incentive program              55             --          1,340             --          (1,340)             --
Amortization of stock incentive program         --             --             --             --             685             685
Units exchanged for common stock               110              1            444           (445)             --              --
Dividends declared                              --             --             --        (45,069)             --         (45,069)
Net income                                      --             --             --         23,252              --          23,252
Exercise of stock options                       55              1          1,025             --              --           1,026
                                         ---------      ---------      ---------      ---------       ---------       ---------

Balance, December 31, 1998                  23,132            231        439,448       (359,404)         (1,357)         78,918

Restricted stock incentive program              60              1          1,476             --          (1,477)             --
Amortization of stock incentive program         --             --             --             --           1,011           1,011
Dividends declared                              --             --             --        (47,125)             --         (47,125)
Net income                                      --             --             --         27,223              --          27,223
                                         ---------      ---------      ---------      ---------       ---------       ---------
Balance, December 31, 1999                  23,192      $     232      $ 440,924      $(379,306)      $  (1,823)      $  60,027
                                         =========      =========      =========      =========       =========       =========


See Accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              THE MILLS CORPORATION


                                                                              YEAR ENDED DECEMBER 31,
                    (IN THOUSANDS)                                     1999           1998             1997
-------------------------------------------------------             ---------       --------        ---------
OPERATING ACTIVITIES:
Income before minority interests                                    $  45,841       $  39,252       $  28,714
Adjustments to reconcile income before minority
    interests to net cash provided by operating activities:
        Net accretion of note receivable                                 (532)           (700)           (700)
        Depreciation and amortization                                  36,669          36,925          36,752
        Write-off of abandoned projects                                 1,675             796              --
        Provision for losses on accounts receivable                       723           1,046             591
        Equity in earnings of unconsolidated joint
          ventures, net of extraordinary losses on debt
          extinguishments                                             (12,287)         (4,579)         (3,975)
        Net gain on sales of property                                  (1,895)             --            (992)
        Extraordinary loss on debt extinguishment                       2,762             422           8,060
        Amortization of incentive stock programs                        1,011             685             225
        Other changes in assets and liabilities:
            Increase in accounts receivable                            (3,095)         (2,917)         (2,212)
            (Increase)/decrease in notes receivable                       (83)          1,142           1,134
            (Increase)/decrease in other assets                        (1,671)          1,426             380
            Increase in accounts payable and other liabilities          7,951           5,450          12,296
                                                                    ---------       ---------       ---------
Net cash provided by operating activities                              77,069          78,948          80,273

INVESTING ACTIVITIES:

Investment in real estate and development assets                     (107,789)       (121,355)        (94,416)
Distributions received from unconsolidated joint ventures              23,683          32,434          29,278
Proceeds from sale of property                                          3,450              --           4,316
Notes receivable                                                       (1,445)             --              --
Deferred costs                                                        (13,674)         (9,486)        (14,015)
                                                                    ---------       ---------       ---------
Net cash used in investing activities                                 (95,775)        (98,407)        (74,837)

FINANCING ACTIVITIES:

Proceeds from mortgages, notes and loans payable                      262,728         208,306         196,482
Repayments of mortgages, notes and loans payable                     (167,637)       (129,837)       (227,582)
Refinancing costs                                                      (4,690)         (1,018)         (2,054)
Restricted cash                                                          (349)          2,201          (2,408)
Net proceeds from common stock offering                                    --              --         121,810
Dividends                                                             (47,125)        (45,069)        (42,924)
Distributions                                                         (31,696)        (30,903)        (30,506)
Proceeds from exercise of stock options                                    --           1,026             682
                                                                    ---------       ---------       ---------
Net cash provided by financing activities                              11,231           4,706          13,500
                                                                    ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                   (7,475)        (14,753)         18,936
Cash and cash equivalents at beginning of year                         10,510          25,263           6,327
                                                                    ---------       ---------       ---------
Cash and cash equivalents at end of year                            $   3,035       $  10,510       $  25,263
                                                                    =========       =========       =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                              $  59,002       $  52,208       $  47,953
                                                                    =========       =========       =========


See Accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              THE MILLS CORPORATION



NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION


ORGANIZATION

The Mills Corporation (the "Company") is a fully-integrated, self-managed real estate investment trust ("REIT").

         The Company conducts all of its business through The Mills Limited Partnership ("the Operating Partnership"), in which it owns, as of December 31, 1999, a 1% interest as the sole general partner and a 58.43% interest as a limited partner. The Company, through the Operating Partnership, is engaged in the ownership, development, redevelopment, leasing, acquisition, expansion, and management of super-regional, retail and entertainment-oriented centers (the "Mills" and "Block" projects) and community shopping centers (the "Community Centers"). As of December 31, 1999, the Operating Partnership owns or holds an interest in the following operating properties:

                                   MILLS                                        LOCATION
                   ---------------------------------------     -------------------------------------------
                   Franklin Mills                              Philadelphia, PA
                   Gurnee Mills                                Gurnee, IL (Chicago)
                   Potomac Mills                               Woodbridge, VA (Washington, DC)
                   Sawgrass Mills                              Sunrise, FL (Ft. Lauderdale)
                   Ontario Mills                               Ontario, CA (Los Angeles)
                   Grapevine Mills                             Grapevine, TX (Dallas/Fort Worth)
                   Arizona Mills                               Tempe, AZ (Phoenix)
                   The Oasis at Sawgrass                       Sunrise, FL (Ft. Lauderdale)
                   Concord Mills                               Concord, NC (Charlotte)
                   Katy Mills                                  Katy, TX  (Houston)

                                   BLOCK
                   ---------------------------------------     -------------------------------------------
                   The Block at Orange                         Orange, CA (Los Angeles)

                             COMMUNITY CENTERS
                   ---------------------------------------     -------------------------------------------
                   Butterfield Plaza                           Downers Grove, IL
                   Cooper's Plaza                              Voorhees, NJ
                   Crosswinds Center                           St. Petersburg, FL
                   Fashion Place                               Columbia, SC
                   Germantown Commons                          Germantown, MD
                   Gwinnett Marketfair                         Duluth, GA
                   Liberty Plaza                               Philadelphia, PA
                   Montgomery Village                          Gaithersburg, MD
                   Mount Prospect Plaza                        Mount Prospect, IL
                   West Falls Church Outlet Center             Falls Church, VA
                   Western Hills Plaza                         Cincinnati, OH

In addition to the operating properties, the Company is actively involved in the development of new Mills-type and other retail-oriented projects.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly-owned or controlled by the Operating Partnership, as well as its wholly-owned subsidiaries Mills Management LLC ("Mills Management") and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the Mills Services Corporation ("MSC"), an entity formed in connection with the Company's initial public offering to provide development, management, leasing and financing services to the Company and other entities owned by affiliates of the Company. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's ownership in certain Mills and Block operating properties, as well as certain properties under development are through investments in the partnerships that own Ontario Mills, Ontario Mills Residual, Grapevine Mills, Grapevine Mills Residual, Arizona Mills, The Oasis at Sawgrass, The Block at Orange, Concord Mills, Concord Mills Residual, Katy Mills, Katy Mills Residual, Opry Mills, Arundel Mills, Sugarloaf Mills (to be renamed Discover Mills), Vaughan Mills and Meadowlands Mills. MSC also owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that owns FoodBrand (the Company's food and beverage entity that was created in 1999 to master lease and operate food courts at the Company's malls with existing operations at Katy Mills and Franklin Mills, and future projects under development) and which holds investments in other retail joint ventures. Such investments are accounted for using the equity method of accounting (see Note 4).

         All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


INCOME PRODUCING PROPERTY

         Income producing property is stated at the lower of cost or fair value and includes all costs related to acquisition, development, leasing and construction, including tenant improvements, interest incurred during construction and certain direct and indirect costs of development. Land held for sale is carried at the lower of cost or fair value less costs to sell. Maintenance and repairs are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

                     Buildings and improvements                   40 years
                     Land improvements                            20 years
                     Furniture, fixtures and equipment             7 years

         Total depreciation expense was $25,130, $26,504 and $26,800 for the years ended December 31, 1999, 1998 and 1997 respectively.

         Total interest expense capitalized to real estate and development assets, including investment in unconsolidated joint ventures under development, was $13,065, $8,761 and $8,890 for the years ended December 31, 1999, 1998 and 1997, respectively.

INCOME RECOGNITION

         The Company, as lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rent from income producing properties is recognized on a straight-line basis over the terms of the respective leases. Commencing in the second quarter of 1999, percentage rent is recognized when tenants' sales have reached breakpoints stipulated in the respective leases. For periods prior to the second quarter of 1999, such rents were recognized on an accrual basis. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

         Management, leasing and development fees relating to entities not wholly owned by the Company are recognized as revenue as they are earned.

OTHER INCOME/(EXPENSE)

         Other income/(expense) consist of land sales gains, abandoned project costs, loan servicing fees, and start up costs associated with the Company's Foodbrand and other retail operations and are as follows:

                                              1999          1998          1997
                                           -------       -------       -------
Foodbrand and other retail operations      $(1,863)      $    --       $    --
Abandoned projects                          (1,675)         (796)           --
Land sale gains                              1,895            --           990
Loan servicing fees and other                 (185)         (183)         (423)
                                           -------       -------       -------
Total other income/(expense)               $(1,828)      $  (979)      $   567
                                           =======       =======       =======


DEFERRED COSTS

         Deferred costs consist of loan fees and related expenses which are amortized on a straight-line basis that approximates the interest method over the terms of the related notes. In addition, deferred costs include leasing charges, including tenant construction allowances and direct salaries and other costs incurred by the Company to originate a lease, which are amortized on a straight-line basis over the terms of the related leases. Total amortization expense was $11,539, $10,421 and $8,687 for the years ended December 31, 1999, 1998 and 1997, respectively. Total accumulated amortization of deferred costs was $69,123 and $60,352 at December 31, 1999 and 1998, respectively.

         In connection with the refinancing of certain debt during 1999, the Company wrote off $337 of unamortized loan costs and paid a prepayment penalty of $2,425. Such amounts are reflected as extraordinary losses on debt extinguishments. In connection with refinancing of certain debt during 1998, the Company wrote off $422 of unamortized loan costs. Such amounts are reflected as extraordinary losses on debt extinguishments. In connection with the refinancing of certain debt during 1997, the Company wrote off $6,006 of unamortized loan costs and paid a prepayment penalty of $2,054. Such amounts are reflected as an extraordinary loss on debt extinguishment.

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

         MSC, the Company's consolidated IRC subchapter C corporate subsidiary, is subject to federal income taxes at the prevailing tax rates. MSC has a federal net operating loss carryforward of $23.1 million at December 31, 1998 and the Company estimates that the federal net operating loss carryforward will be approximately $25.1 million at December 31, 1999. A valuation allowance has been established for deferred tax assets principally relating to the loss carryforward as there can be no assurance that MSC will generate taxable income in future years.

SEGMENT REPORTING

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company operates in one reportable segment, the development, ownership and operation of retail properties. These properties consist of "Mills" superregional value and entertainment oriented malls, "Block" retail and entertainment properties, community center retail shopping centers, food court operations and other retail operations. Substantially all the Company's assets, revenues and income are derived from this segment. The Company currently has no operations in foreign countries.

REPORTING ON THE COSTS OF START-UP ACTIVITIES

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities" (SOP 98-5), which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. It is the Company's policy to capitalize certain costs incurred to develop and rent its projects in accordance with SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" and SFAS No. 91, "Accounting for Non-Refundable Fees and Costs Associated with Originating and or Acquiring Loans and Initial Direct Costs of Leases." All costs of the Company's development and leasing activities which are not considered to be within the scope of SFAS No. 67 or SFAS No. 91 are expensed as incurred. SOP 98-5 states that the guidance provided by SFAS No. 67 and SFAS No. 91 is not affected by the provisions of SOP 98-5. Therefore, the adoption of SOP 98-5 did not have a material effect on results of operations or the financial position of the Company related to its real estate projects. However, as a result of the adoption of SOP 98-5, the Company expensed approximately $1.9 million of start-up costs related to FoodBrand and other retail operations.

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

    The following table sets forth the computation of basic and diluted earnings per share:

                                                      1999       1998       1997
                                                   ---------  ---------   ------
Numerator for basic earnings per share             $ 27,206   $ 23,232    $ 16,411
                                                   ========   ========    ========
Numerator for diluted earnings per share           $ 27,283   $ 23,374    $ 16,411
                                                   ========   ========    ========
Denominator:
Denominator for basic earnings per share -
    weighted average shares                          23,167     23,062      21,517
Unvested Restricted Stock Awards -
    weighted average shares                             (36)       (51)        (17)
                                                   --------   --------    --------
Denominator for basic earnings per share
    adjusted weighted average shares                 23,131     23,011      21,500
Effect of dilutive securities:
Employee stock options and restricted stock
awards                                                  162        350         431
                                                   --------   --------    --------
Denominator for diluted earnings per
    share-adjusted weighted-average shares           23,293     23,361      21,931
                                                   ========   ========    ========
Basic earnings per share                           $   1.18   $   1.01    $   0.76
Diluted earnings per share                         $   1.17   $   1.00    $   0.75

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


MINORITY INTERESTS

         Minority interests represent the interests of the unitholders in the Operating Partnership. The minority interest is adjusted at each period end to reflect the ownership percentage at that particular time. The minority interest was 40.57%, 40.65% and 41.05% at December 31, 1999, 1998 and 1997, respectively.

RECLASSIFICATIONS

         Certain previously reported amounts have been reclassified to conform with the current year presentation.

NOTE 3.  NOTES RECEIVABLE

         Notes receivable include $5,243 and $5,980 at December 31, 1999 and 1998, respectively, relating to a reimbursement and annexation agreement with the Village of Gurnee ("Village") to reimburse the owner of Gurnee Mills for the cost of certain public improvements. The Village has executed a non-interest bearing note for $15,000 to be paid from taxes collected from tenants of Gurnee Mills during a ten-year period beginning one year after Gurnee Mills opened in August 1991. In 1996, the note was amended and the note amount increased to $17,500 to be paid over a thirteen year period. The note was recorded in 1991 at its net present value, based on the estimated taxes to be collected by the Village using a discount rate of 10%. Interest income accreted was $532 for the year ended December 31, 1999 and $700 for each of the years ended December 31, 1998 and 1997, respectively. For the years ended December 31, 1999, 1998 and 1997, collections from the Village totaled $1,210, $1,359 and $988, respectively.

         Notes receivable include $1,445 at December 31, 1999, relating to loans made to certain members of management to fund purchases of the Company's common stock on the open market. The notes are full recourse, mature on September 29, 2002 and bear interest, payable monthly, at 8.0%.

NOTE 4.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

         Certain operating properties and properties under development are partially owned through joint ventures ("Joint Ventures") in which the Company is also a co-general and co-managing partner. The Company's interest in each Joint Venture is as follows:

                                 JOINT VENTURE               OWNERSHIP % AS OF 12/31/99
                         ------------------------------      --------------------------------
                         Ontario Mills                                   50.0%
                         Grapevine Mills                                 37.5%
                         Arizona Mills                                   36.8%
                         The Block at Orange                             50.0%
                         The Oasis at Sawgrass                           50.0%
                         Concord Mills                                   37.5%
                         Katy Mills                                      62.5%
                         Opry Mills                                      66.7%
                         Arundel Mills                                   37.5%
                         Discover Mills                                  50.0%
                         Meadowlands Mills                               66.7%

         In addition to the above joint ventures, MEI holds investments in certain retail joint ventures.

         As major business decisions require the approval of at least one other general partner, the Company does not control these Joint Ventures pursuant to Statement of Position No. 78-9. As a result, the investments are accounted for under the equity method, where the investments are recorded at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. The Company eliminates intercompany profits on sales of services that are capitalized by the Joint Ventures.

         In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to the amounts invested to date. The Company has guaranteed repayment of $288.4 million of the Joint Venture debt until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The remaining aggregate amount of the special tax assessment is approximately $17.9 million and will be collected over a 25 year period through 2020 to fund debt service on bonds issued by the City to fund infrastructure improvements.

         The Company's real estate joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

         Condensed combined balance sheets as of December 31, 1999 and 1998 and condensed combined results of operations for each of the three years in the period ended December 31, 1999 are presented below for all Joint Ventures.

                                                           DECEMBER 31,
                                                       1999            1998
                                                    ----------      ----------
ASSETS:
    Income producing assets                         $  871,608      $  522,174
    Construction in progress                           304,168         299,221
    Other                                              448,715         242,017
                                                    ----------      ----------
                                                    $1,624,491      $1,063,412
                                                    ==========      ==========
LIABILITIES AND PARTNERS' EQUITY:
    Debt                                            $  947,975      $  583,296
    Other liabilities                                  162,282         118,176
    Operating Partnership's accumulated equity         165,801         106,875
    Joint Venture partners' accumulated equity         348,433         255,065
                                                    ----------      ----------
                                                    $1,624,491      $1,063,412
                                                    ==========      ==========

                                                                    YEAR ENDED DECEMBER 31,
                                                                 1999            1998            1997
                                                            ---------       ---------       ---------
Revenues                                                    $ 149,751       $  98,342       $  40,367
Recoverable and other property expenses                       (43,349)        (30,010)        (17,020)
Interest expense                                              (43,265)        (28,456)        (10,537)
Depreciation and amortization                                 (43,156)        (25,695)        (10,693)
Other                                                           6,459           7,253           6,711
Extraordinary losses on debt extinguishments                       --          (8,878)           (961)
                                                            ---------       ---------       ---------
Net income                                                  $  26,440       $  12,556       $   7,867
                                                            =========       =========       =========
Equity in earnings of unconsolidated joint ventures
    before extraordinary losses                             $  12,287       $   8,097       $   4,372
                                                            =========       =========       =========
Equity in extraordinary losses on debt extinguishments
    of unconsolidated joint ventures                        $      --       $  (3,518)      $    (397)
                                                            =========       =========       =========

         The primary difference between the carrying value of the Company's investment in unconsolidated joint ventures and the Operating Partnership's accumulated equity noted above is due to capitalized interest on the investment balance, capitalized development and leasing costs which are recovered by the Operating Partnership through fees during construction, and loans and advances to the Joint Ventures included in other liabilities above.

         In connection with the refinancings of debt in 1998, the Grapevine Mills and Ontario Mills joint ventures recognized extraordinary losses on debt extinguishments totaling $8.9 million due to the write-off of unamortized deferred loan costs of $3.4 million and the payment of a prepayment penalty of $5.5 million. The Company's share of the losses was $3.5 million.

         In October 1998, the Company and the Katy Mills joint venture entered into a settlement agreement with Chelsea GCA Realty, Inc., Simon Property Group, L.P., and certain of their affiliates by which the parties settled litigation concerning efforts by Chelsea and Simon to develop a shopping center in the Houston, Texas area within close proximity to the Katy Mills project. In order to protect the investment in the Katy Mills project, the Company and the Katy Mills joint venture purchased Chelsea's interest in the proposed project by reimbursing Chelsea for its share of land costs, development costs and fees related to the project and agreed to make $21.4 million of additional payments to Chelsea over a four-year period. Of this amount, the Katy Mills joint venture paid $3.0 million in October 1998, $4.6 million in January 1999 and 2000, respectively. The Company and its joint venture partners anticipate that the construction loan and equity contributions for Katy Mills would be sufficient to cover the joint venture's obligations to make the deferred payments. Katy Mills' future payment obligations under the settlement agreements are secured by a pledge of 1,007,620 shares of the Company's common stock. The number of shares will be reduced pro rata as payments are made. The obligation was reduced to $9.2 million and the number of shares pledged was reduced to 639,507, after the January 2000 payment.

NOTE 5.  BORROWINGS

         Mortgages, notes, and loans payable, which are secured by all of the Company's income producing properties, consist of the following at December 31, 1999 and 1998:

                                                                                       1999          1998
                                                                                       ----          ----
Potomac Mills/Gurnee Mills securitized bonds - principal and interest payments based on 30 year amortization with an anticipated balloon payment in December 2003 and required maturity in 2026;
    weighted average fixed interest rate of 7.02%                                  $274,704      $278,022

Sawgrass Mills securitized bonds - interest only payments through maturity in January 2001; fixed interest rate of 6.45% on $115,000; variable interest rates on remaining amounts from LIBOR + .85% to LIBOR + 2.30%
    (LIBOR was 5.82% at December 31, 1999) (see Note 12)                            145,000       145,000

Sawgrass Mills Phase II mortgage loan - interest only payments
through maturity in January 2001; fixed interest rate of 6.97%  (see Note 12)        18,000        18,000

Franklin Mills and Liberty Plaza mortgage loan - principal and interest payments based on 30 year amortization with an anticipated balloon payment in
May 2007 and required maturity in 2027; fixed interest rate at 7.88% per
annum on $110 million, 7.44% on $20 million, and 6.22% on $13 million               139,867       141,298

Western Hills mortgage loan - interest only payments through maturity in
January 1999; fixed interest rates at blended rate of 7.675%                             --        14,949

Community Centers' mortgage loan - principal and interest payments
through maturity in January 2001; fixed interest rate of 7.16%                           --        66,833

Sawgrass Mills mezzanine loan - interest only payments through maturity
in October 2000;  variable interest rate at LIBOR plus 4.75% (see Note 12)           57,000            --

Ten Community Centers' mortgage loan - principal and interest payments
through maturity in February 2009;  fixed interest rate of 7.30%                    111,662            --

The Mills Limited Partnership $100 million revolving line of credit -
interest only payments through maturity in April 2000 (with a one year extension option); variable interest rate at LIBOR plus 1.50% subject to
certain leverage tests                                                              100,000        89,000

The Mills Limited Partnership $15 million promissory note
    interest only payments; through maturity in January 2000
    (with a one year extension option); variable interest rate
    at LIBOR plus 1.25% (see Note 12)                                                15,000        15,000

Other notes and loans payable                                                        16,040        14,080
                                                                                   --------      --------
                                                                                   $877,273      $782,182
                                                                                   ========      ========


         The weighted average interest rate at December 31, 1999 and 1998, was 7.38% and 6.98%, respectively. Of the Company's approximately $877.3 million of consolidated debt, $662.0 million was fixed rate at December 31, 1999.

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

The aggregate maturities of the Company's borrowings (excluding joint ventures) at December 31, 1999 is as follows:

                            2000             $ 189,777
                            2001               173,911
                            2002                 7,072
                            2003                 7,601
                            2004               262,679
                       Thereafter              236,233
                                             ---------
                                             $ 877,273
                                             =========

NOTE 6.  LEASING ACTIVITIES

         The Company has noncancellable leases with tenants with remaining terms ranging from one to 25 years and requiring monthly payments of specified minimum rent. A majority of the leases require reimbursement by the tenant of substantially all operating expenses of the properties. In addition, many of the leases provide for additional rental payments based on gross revenues of the tenant in excess of specified amounts. Future minimum rental commitments to be received under noncancellable leases for the Mills (excluding joint ventures) and the Community Centers are as follows:

                                    YEAR ENDING DECEMBER 31
                                    -----------------------
                               2000                $   95,127
                               2001                    79,109
                               2002                    63,764
                               2003                    51,521
                               2004                    37,690
                         Thereafter                   123,116
                                                   ----------
                                                   $  450,327
                                                   ==========

         The Company has a noncancellable operating lease for its corporate headquarters in Arlington, Virginia. The lease commenced April 1, 1996 for a term of ten years. Minimum rental payments under this lease subsequent to December 31, 1999, are as follows:

                                  YEAR ENDING DECEMBER 31
                                  -----------------------
                             1999                   $ 2,331
                             2000                     2,471
                             2001                     2,596
                             2002                     2,661
                             2003                     2,728
                       Thereafter                     4,093
                                                    -------
                                                    $16,880
                                                    =======

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Fixed rate debt with an aggregate carrying value of approximately $662.0 million and $637.3 million has an estimated aggregate fair value of $658.3 million and $643.6 million at December 31, 1999 and 1998, respectively. Estimated fair value of fixed rate debt is based on interest rates currently available to the Company for issuance of debt with similar terms, credit risk and remaining maturities. The estimated fair value of the Company's variable rate debt is estimated to be approximately equal to its carrying value of $215.3 million and $144.9 million at December 31, 1999 and 1998, respectively.

         Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1999, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 8.  EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) defined contribution benefit plan that covers all employees who are age 21 or older and have at least one year of service. Contributions made by employees electing to participate in the plan under salary reduction agreements are recorded when paid into the plan, or alternatively, accrued if unpaid. Employer contributions are accrued and paid into the plan periodically. Employer contributions were $1,165, $790 and $372 in 1999, 1998 and 1997, respectively.

NOTE 9.  STOCK OPTION PLAN

         The Company has an Executive Equity Incentive Plan ("Plan") for the purpose of attracting and retaining directors, executive officers and other key personnel for the Company, the Operating Partnership and their subsidiaries. Pursuant to the Plan, 4,500,000 shares of common stock have been reserved for issuance of stock options at a price not less than 100% of fair market value at the date of grant and restricted stock. The options expire 10 years from the date of grant and will contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by the Company's Executive Compensation Committee.

         In 1999, pursuant to the plan, the Company adopted its 1999 Long-Term Incentive Plan which granted restricted stock and certain options to the Company's executive officers and provided that such restricted stock and stock options would vest in 20% increments over a five-year period. Generally, other options granted under the Plan vest 50% and 100% on the third and fourth anniversaries, respectively, of the date of grant.

         In 1999, the Company adopted a broad-based 1999 Stock Option Plan for the purpose of advancing the interests of the Company, the Operating Partnership and their subsidiaries. Pursuant to the plan, 2,000,000 shares of common stock have been reserved for issuance of stock options at a price not less than 100% of fair market value at the date of grant. The options expire 10 years from the date of grant and will contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by the Company's Compensation Committee.

         A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:

                                                    1999                      1998                        1997
                                         ------------------------------------------------------------------------------------
                                                        WEIGHTED-                  WEIGHTED-                     WEIGHTED-
                                            OPTIONS      AVERAGE        OPTIONS     AVERAGE         OPTIONS       AVERAGE
                                             (000)    EXERCISE PRICE     (000)   EXERCISE PRICE      (000)     EXERCISE PRICE
                                         -----------  -------------- ----------- --------------  -----------   --------------
             Outstanding -
                 Beginning of year          4,061        $ 23.62       1,892        $ 21.53         1,461         $ 19.57
             Granted                        1,322          17.44       2,362          25.19           653           25.38
             Exercised                         --             --         (55)         18.56           (34)          20.66
             Forfeited                       (107)         24.32        (138)         22.91          (188)          19.78
                                            -----        -------       -----        -------         -----         -------
             Outstanding - end of year      5,276          21.63       4,061          23.62         1,892           21.53
                                            =====        =======       =====        =======         =====         =======
             Exercisable at end of year     1,400          21.96         834          21.71           403           21.28
             Weighted-average fair
                 Value of options granted
                 During the year                         $  1.06                    $  1.90                       $  2.78

         The range of exercise prices of options outstanding at December 31, 1999 was $17.27 to $26.31. The weighted average remaining contractual life of options outstanding at December 31, 1999 was 7.70 years.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest of 6.50%, 5.25% and 6.71%; expected life of the option of 5.0 years, 4.50 and 4.96 years; a dividend yield of 10.0%, 9.0% and 7.0%; and volatility factors of the expected market price of the Company's common stock of .215, .210 and .210.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                      1999       1998       1997
                                                                    --------   --------   ------
                     Pro forma income before minority interest      $ 44,430   $ 37,899   $ 28,445
                     Pro forma net income per share - diluted       $   1.14   $    .97   $    .75

NOTE 10.  LEGAL MATTERS

         The Company is involved in litigation incident to the operations of its income producing properties, the outcome of which is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

NOTE 11.  TRANSACTIONS WITH AFFILIATES

         MSC provides management, leasing, commissioned land sales, and related services to entities owned by partners of the Operating Partnership. Fees earned for the years ended December 31, 1999, 1998 and 1997, were $285, $867 and $1,214, respectively.

         In addition, MSC provides development and leasing, financing and management services for Joint Ventures. Fees earned during 1999, 1998 and 1997, net of amounts eliminated, were $13,253, $9,234 and $5,918, respectively.

         The Company is the lessor of a ground lease with the Sawgrass Mills Phase III Joint Venture. The lease commenced January 1, 1997 and expires on December 31, 2046. Annual rent was $500 for 1999 and $800 for 1998 and 1997, respectively.

NOTE 12.  SUBSEQUENT EVENTS

         On January 31, 2000, the Company entered into a nonrecourse mortgage loan of $285.0 million for Sawgrass Mills. The loan matures on June 18, 2001. The interest rate is LIBOR plus 2.75%. The proceeds were used to repay prior loans totaling $235.0 million and the remaining proceeds will be used to pay down the line of credit and fund the Company's development equity requirements.

NOTE 13.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of results of operations for each of the fiscal quarters during 1999:

                                                                            THREE MONTHS ENDED
                                                      MARCH 31            JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                      --------            -------      ------------     -----------
Total revenues                                  $       45,592       $    44,359      $    45,866      $    48,868
Income before extraordinary items and
    minority interests                                  10,842            11,398           12,596           13,767
Income before minority interests                         8,080            11,398           12,596           13,767
Net income                                               4,795             6,770            7,481            8,177

EARNINGS PER SHARE - BASIC:

Income per share before extraordinary items               0.28              0.29             0.32            0 .35
Extraordinary loss on debt extinguishment                (0.07)               --               --               --
                                                --------------       -----------      -----------      -----------
Net income per share                            $         0.21       $      0.29      $      0.32      $      0.35
                                                ==============       ===========      ===========      ===========

EARNINGS PER SHARE - DILUTED:

Income per share before extraordinary items               0.28              0.29             0.32             0.35
Extraordinary loss on debt extinguishment                (0.07)               --               --               --
                                                --------------       -----------      -----------      -----------
Net income per share                            $         0.21       $      0.29      $      0.32      $      0.35
                                                ==============       ===========      ===========      ===========

Basic Shares                                        23,111,554        23,106,833       23,086,527       23,143,791
Diluted Shares                                      23,224,560        23,640,113       23,541,420       23,143,791

         The following is a summary of results of operations for each of the fiscal quarters during 1998:

                                                                            THREE MONTHS ENDED
                                                     MARCH 31           JUNE 30          SEPTEMBER 30         DECEMBER 31
                                                     --------           -------          ------------         -----------
Total revenues                                   $     41,745      $       42,910       $       43,683       $     48,932
Income before extraordinary items and
    minority interests                                  8,678               9,920                9,579             15,015
Income before minority interests                        8,678               9,498                8,906             12,170
Net income                                              5,120               5,628                5,285              7,219

EARNINGS PER SHARE - BASIC:

Income per share before extraordinary items              0.22                0.26                 0.24              0 .39
Extraordinary loss on debt extinguishment                  --               (0.01)               (0.01)             (0.08)
                                                 ------------      --------------       --------------       ------------
Net income per share                             $       0.22      $         0.25       $         0.23       $       0.31
                                                 ============      ==============       ==============       ============

EARNINGS PER SHARE - DILUTED:

Income per share before extraordinary items              0.22                0.25                 0.24              0 .39
Extraordinary loss on debt extinguishment                  --               (0.01)               (0.01)             (0.08)
                                                 ------------      --------------       --------------       ------------
Net income per share                             $       0.22      $         0.24       $         0.23       $       0.31
                                                 ============      ==============       ==============       ============

Basic Shares                                       22,909,523          22,986,131           23,039,036         23,081,737
Diluted Shares                                     23,338,880          23,589,291           23,385,907         23,313,807

  THE MILLS CORPORATION SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                                                                COST
                                                     INITIAL COST           CAPITALIZED
                                                   TO PARTNERSHIP(3)        SUBSEQUENT TO
                                              ---------------------------   ACQUISITION
                                                               BUILDING,      BUILDING,
                                                               EQUIPMENT      EQUIPMENT
                                                                  AND         AND LAND
         DESCRIPTION(1)       ENCUMBRANCES (2)    LAND      IMPROVEMENTS   IMPROVEMENTS
         --------------       -------------   -------------  ------------   ------------
       MILLS
 Potomac Mills                 $ 156,697      $   8,486      $      --      $ 158,221
 Sawgrass Mills                  145,000         11,194             --        144,791
 Sawgrass Mills Phase II          18,000          2,556             --         25,632
 Franklin Mills                  130,094         15,333             --        174,005
 Franklin Mills Residual            --            4,779             --         (4,079)
 Gurnee Mills                    118,007         20,449             --        186,809
 Hunt Club                          --            3,321             --         (3,152)

Community Centers

 Montgomery Village               10,324           --               --         13,958
 Germantown Commons               15,869            451             --         13,463
 Mount Prospect Plaza             14,394          4,560          3,740         11,249
 Butterfield Plaza                 9,381          1,604             --          9,729
 Western Hills                    23,824          2,299          3,785         17,285
 Crosswinds                        5,460          1,346          4,449          1,433
 Gwinnett Marketfair              14,394          6,827          2,789          7,624
 Fashion Place                     6,700          1,853             --          8,870
 West Falls Church                 5,360            839             --          6,835
 Liberty Plaza                     9,773          9,335         14,456          3,961
 Cooper's Plaza                    5,956            769          7,888            805

Construction in progress
and development
  pre-construction costs              --             --             --         33,138

Corporate                        188,040          6,276          2,769         24,678
Mainstreet Retail                     --             --            484            149
                               ---------      ---------      ---------      ---------
Totals                         $ 877,273      $ 102,277      $  40,360      $ 833,936
                               =========      =========      =========      =========


                                        GROSS AMOUNT AT WHICH
                                      CARRIED AT CLOSE OF PERIOD
                             -----------------------------------------------
                                                  BUILDING
                               LAND AND        EQUIPMENT AND                    ACCUMULATED        DATE          USEFUL
         DESCRIPTION(1)      IMPROVEMENTS     IMPROVEMENTS(7)    TOTAL(4)(5)   EPRECIATION(6)    ACQUIRED        LIFE (8)
         --------------      ------------     ---------------   ------------   --------------    --------     -------------
          MILLS
 Potomac Mills               $  41,576         $ 125,131         $ 166,707      $  47,243          1983
 Sawgrass Mills                 13,344           142,641           155,985         39,299          1986
 Sawgrass Mills Phase II         4,765            23,423            28,188          2,740          1993
 Franklin Mills                 31,017           158,321           189,338         47,245          1986
 Franklin Mills Residual           700                --               700             --          1986
 Gurnee Mills                   39,956           167,302           207,258         54,000          1988
 Hunt Club                         169                --               169             --          1988

Community Centers

 Montgomery Village              5,620             8,338            13,958          3,454          1980
 Germantown Commons              2,074            11,840            13,914          5,257          1980
 Mount Prospect Plaza            4,221            15,328            19,549          5,924          1985
 Butterfield Plaza               2,419             8,914            11,333          3,695          1982
 Western Hills                   3,668            19,701            23,369          7,014          1981
 Crosswinds                      1,633             5,595             7,228          2,814          1981
 Gwinnett Marketfair             8,030             9,210            17,240          3,815          1986
 Fashion Place                   2,088             8,635            10,723          4,470          1985
 West Falls Church               1,803             5,871             7,674          3,433          1982
 Liberty Plaza                   8,972            18,780            27,752          2,368          1994
 Cooper's Plaza                    769             8,693             9,462          1,345          1994

Construction in progress
and development
  pre-construction costs            --            33,138            33,138        various

Corporate                        8,124            24,131            32,255          5,167
Mainstreet Retail                   --               633               633            201          1995
                             ---------         ---------         ---------      ---------
Totals                       $ 180,948         $ 795,625         $ 976,573      $ 239,484
                             =========         =========         =========      =========

                              THE MILLS CORPORATION
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1999

(1) The Company owns super-regional, value and entertainment oriented malls ("Mills") and community shopping centers ("Community Centers"). The geographic location of the Mills and Community Centers are as follows:


        PROPERTY NAME                        LOCATION
        -------------                        --------
MILLS:
   Franklin Mills ................       Philadelphia, PA
   Franklin Mills - Residual .....       Philadelphia, PA
   Gurnee Mills ..................       Gurnee, IL
   Hunt Club .....................       Gurnee, IL
   Potomac Mills .................       Woodbridge, VA
   Sawgrass Mills ................       Sunrise, FL
   Sawgrass Mills - Phase II .....       Sunrise, FL

COMMUNITY CENTERS:
   Butterfield Plaza .............       Downers Grove, IL
   Cooper's Plaza ................       Voorhees, NJ
   Crosswinds Center .............       St. Petersburg, FL
   Fashion Place .................       Columbia, SC
   Germantown Commons ............       Germantown, MD
   Gwinnett Marketfair ...........       Duluth, GA
   Liberty Plaza .................       Philadelphia, PA
   Montgomery Village ............       Gaithersburg, MD
   Mount Prospect Plaza ..........       Mount Prospect, IL
   West Falls Church Outlet Center       Falls Church, VA
   Western Hills Plaza ...........       Cincinnati, OH

(2) See description of mortgage, notes and loans payable in Note 5 of the Notes to the Consolidated Financial Statements.

(3) Initial cost of properties is cost at the end of the calendar year for the year of acquisition.

(4) The aggregate cost of land, land held for sale, buildings, improvements, equipment and tenant improvement for federal income tax basis is $943,849 at December 31, 1999.

(5) Reconciliation of real estate and development assets, excluding investment in unconsolidated joint ventures

                                 1999            1998            1997
                            ---------       ---------       ---------
Balance at January 1 .      $ 940,842       $ 922,768       $ 880,933
Acquisitions .........         50,226          49,303          69,535
Retirements ..........         (2,435)        (18,121)           (760)
Other ................        (12,060)        (13,108)        (26,940)
                            ---------       ---------       ---------
Balance at December 31      $ 976,573       $ 940,842       $ 922,768
                            =========       =========       =========

(6)      Reconciliation of accumulated depreciation

                                                  1999            1998            1997
                                             ---------       ---------       ---------
Balance at January 1 ..................      $ 214,766       $ 206,357       $ 179,658
Additions charged to costs and expenses         25,130          26,504          26,799
Removal of accumulated depreciation ...           (412)        (18,095)           (100)
                                             ---------       ---------       ---------
Balance at December 31 ................      $ 239,484       $ 214,766       $ 206,357
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

(8)      Depreciation is computed based upon the following estimated lives:

                   Building and improvements..............                                     40 years
                   Land improvements......................                                     20 years
                   Equipment..............................                                      7 years
                   Tenant improvements....................     Lesser of life of asset or life of lease