Form 10-Q
period 2000-03-31
MILLS CORP
filed 2000-05-15
CIK 914713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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


                1300 Wilson Boulevard, Arlington, Virginia 22209
              ---------------------------------------------------
              (Address of principal executive offices - zip code)

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

                        24,005,054 shares of Common Stock
                       $.01 par value, as of May 11, 2000

                              THE MILLS CORPORATION
                                    FORM 10-Q
                                      INDEX

PART I.     FINANCIAL INFORMATION                                                   PAGE
            ---------------------                                                   ----

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

            Consolidated Balance Sheets as of March 31, 2000                          1
               and December 31, 1999.

            Consolidated Statements of Income for the                                 2
               Three Months Ended March 31, 2000 and March 31, 1999.

            Consolidated Statements of Cash Flows for the                             3
               Three Months Ended March 31, 2000 and March 31, 1999.

            Notes to Consolidated Financial Statements                                4

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            11

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               18

PART II.    OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings                                                        19

Item 2.     Changes in Securities                                                    19

Item 3.     Defaults Upon Senior Securities                                          19

Item 4.     Submission of Matters to Vote of Security Holders                        19

Item 5.     Other Information                                                        19

Item 6.     Exhibits and Reports on Form 8-K                                         19

Signature                                                                            20

Certain matters discussed in this Form 10-Q and the information incorporated by reference herein contain "forward-looking statements" for purposes of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") relating to, without limitation, future economic performance, plans and objectives of management for future operations, projections of revenue and other financial items, demographic projections and federal income tax consequences, which can be identified by the use of forward-looking terminology such as "may," "will," "except," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements. These risks and uncertainties include those set forth in the Company's annual report on Form 10-K and other SEC filings.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                              THE MILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                   March 31, 2000         December 31,1999
                                                                     (Unaudited)               (Note)
                                                                   --------------         -----------------

ASSETS
Income producing property:
      Land and land improvement                                      $   171,127            $   171,024
      Building and improvements                                          730,106                725,530
      Furniture, fixtures and equipment                                   39,887                 36,958
      Less:  accumulated depreciation and amortization                  (246,031)              (239,484)
                                                                     -----------            -----------
Total income producing property                                          695,089                694,028

Land held for investment and/or sale                                       9,789                  9,924
Real estate development in progress                                       40,005                 33,138
Investment in unconsolidated joint ventures                              211,355                201,152
                                                                     -----------            -----------
Total real estate and development assets                                 956,238                938,242

Cash and cash equivalents                                                  1,591                  3,035
Restricted cash                                                           12,192                 13,771
Accounts receivable, net                                                  26,472                 25,389
Notes receivable                                                           8,300                  8,351
Deferred costs, net                                                       51,615                 47,942
Other assets                                                               6,903                  2,737
                                                                     -----------            -----------

TOTAL ASSETS                                                         $ 1,063,311            $ 1,039,467
                                                                     ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable                                   $   908,194            $   877,273
Accounts payable and other liabilities                                    64,740                 61,189
                                                                     -----------            -----------
Total liabilities                                                        972,934                938,462

Minority interests                                                        36,648                 40,978

STOCKHOLDERS' EQUITY
      Common stock $.01 par value, authorized 100,000,000
      shares, issued and outstanding 23,208,216 and 23,192,041
      shares in 2000 and 1999, respectively                                  232                    232
      Additional paid-in capital                                         441,250                440,924
      Accumulated deficit                                               (385,902)              (379,306)
      Unamortized restricted stock award                                  (1,851)                (1,823)
                                                                     -----------            -----------
      Total stockholders' equity                                          53,729                 60,027
                                                                     -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 1,063,311            $ 1,039,467
                                                                     ===========            ===========





Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                                Three                            Three
                                                                             Months Ended                     Months Ended
                                                                             March 31, 2000                   March 31, 1999
                                                                             --------------                   --------------

REVENUES:
      Minimum rent                                                           $     25,706                       $    26,017
      Percentage rent                                                                 346                               196
      Recoveries from tenants                                                      13,386                            13,332
      Other property revenue                                                        2,287                             1,665
      Management fee income                                                         1,793                               951
      Other fee income                                                              2,410                             2,377
      Interest income                                                                 787                             1,054
                                                                        ------------------                 -----------------
                                                                                   46,715                            45,592

EXPENSES:
      Recoverable from tenants                                                     11,455                            11,722
      Other operating                                                                 975                             1,202
      General and administrative                                                    3,335                             2,924
      Interest expense                                                             12,801                            11,123
      Depreciation and amortization                                                 9,243                             8,617
                                                                         -----------------                 -----------------
                                                                                   37,809                            35,588

Other income/(expense)                                                               (371)                             (179)
Equity in earnings of unconsolidated joint ventures                                 1,668                             1,017
                                                                         -----------------                 -----------------

Income before extraordinary item and minority interests                            10,203                            10,842

Extraordinary losses on debt extinguishments                                       (1,513)                           (2,762)
                                                                          ----------------                  ----------------

Income before minority interests                                                    8,690                             8,080

Minority interests                                                                 (3,524)                           (3,285)
                                                                          ----------------                  ----------------

Net income                                                                $         5,166                   $         4,795
                                                                          ================                  ================
Per Share Information:

Net income per common share - basic:

Income before extraordinary item                                          $          0.26                   $          0.28

Extraordinary loss on debt extinguishment                                           (0.04)                            (0.07)
                                                                          ----------------                  ----------------
Net income                                                                $          0.22                   $          0.21
                                                                          ================                  ================
Net income per common share - diluted:

Income before extraordinary item                                          $          0.26                   $          0 28

Extraordinary loss on debt extinguishment                                           (0.04)                            (0.07)
                                                                          -----------------                  ---------------

Net income                                                                $          0.22                   $          0.21
                                                                          ================                  ================

Dividends declared                                                        $         .5175                   $         .5025
                                                                          ================                  ================


See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                Three                                    Three
                                                                             Months Ended                             Months Ended
                                                                            March 31, 2000                           March 31, 1999
                                                                            --------------                           --------------

OPERATING ACTIVITIES:
      Income before minority interests                                         $   8,690                               $   8,080
      Adjustments to reconcile income before minority interests
         to net cash provided by operating activities:
            Net accretion of note receivable                                        (175)                                   (175)
            Depreciation and amortization                                          9,243                                   8,617
            Provision for losses on accounts receivable                             (244)                                    (13)
            Gain on sale of property                                                (131)                                   (728)
            Equity in earnings of unconsolidated joint ventures                   (1,668)                                 (1,017)
            Amortization of incentive stock programs                                 297                                     134
            Extraordinary loss on debt extinguishment                              1,513                                   2,762
            Other changes in assets and liabilities:
               Increase in accounts receivable                                      (981)                                   (408)
               Decrease in notes receivable                                          226                                      70
               Increase in other assets                                           (4,025)                                 (2,403)
               Increase in accounts payable and other liabilities                  4,831                                     401
                                                                               ---------                               ---------
      Net cash provided by operating activities                                   17,606                                  15,320

INVESTING ACTIVITIES:
      Investment in real estate and development assets                           (30,666)                                (48,119)
      Distributions received from unconsolidated joint ventures                    5,943                                  10,149
      Proceeds from sale of property                                                 500                                     800
      Deferred costs                                                              (3,798)                                 (1,518)
                                                                               ---------                               ---------
      Net cash used in investing activities                                      (28,021)                                (38,688)

FINANCING ACTIVITIES:
      Proceeds from mortgages, notes and loans payable                           277,784                                 130,576
      Repayments of mortgages, notes and loans payable                          (246,863)                                (93,180)
      Refinancing costs                                                           (3,913)                                 (3,487)
      Restricted cash                                                              1,579                                   2,049
      Dividends                                                                  (11,662)                                (11,276)
      Distributions                                                               (7,954)                                 (7,724)
                                                                               ---------                               ---------
      Net cash provided by financing activities                                    8,971                                  16,958


Net decrease in cash and cash equivalents                                         (1,444)                                 (6,410)
Cash and cash equivalents at beginning of period                                   3,035                                  10,510
                                                                               ---------                               ---------
Cash and cash equivalents at end of period                                     $   1,591                               $   4,100
                                                                               =========                               =========

Supplemental disclosures of cash flow information:
Cash paid for interest                                                         $  15,853                               $  14,105
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

       The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns, as of March 31, 2000, a 1% interest as the sole general partner and a 58.45% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of super-regional, retail and entertainment-oriented centers (the "Mills" and "Block" projects) and community shopping centers (the "Community Centers"). As of March 31, 2000 the Operating Partnership owns or holds an interest in the following operating properties:

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

         In addition to the operating properties, the Company is actively involved in the development of new Mills-type and other retail oriented projects.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

       The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly owned or controlled by the Operating Partnership as well as its wholly owned subsidiaries Mills Management L.L.C. ("Mills Management") and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the Mills Services Corp. ("MSC"), an entity formed in connection with the Company's initial public offering to provide development, management, leasing and finance services to the Company and other entities owned by affiliates of the Company. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's ownership in certain Mills and Block operating properties, as well as certain properties under development, are through investment in joint ventures that own Ontario
Mills, Ontario Mills Residual, Grapevine Mills, Grapevine Mills Residual, Arizona Mills, The Oasis at Sawgrass, The Block of Orange, Concord Mills, Katy Mills, Katy Mills Residual Opry Mills, Arundel Mills, Discover Mills, Vaughan Mills and Meadowlands Mills. MSC also owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that owns Foodbrand (the Company's food and beverage entity that was created in 1999 to master lease and operate food courts at the Company's malls with existing operations at Katy Mills, Franklin Mills and future projects under development) and which holds investments in other retail joint ventures. Such investments are accounted for using the equity method of accounting. (see note 6)

       All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

2.  SEGMENT REPORTING

       Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company operates in one reportable segment, the development, ownership and operation of retail properties. These properties consist of "Mills" superregional value and entertainment oriented malls, "Block" retail and entertainment properties, community center retail shopping centers, food court operations and other retail operations. Substantially all the Company's assets, revenues and income are derived from this segment. The Company currently has no operations in foreign countries.

3.  RECLASSIFICATIONS

       Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2000 presentation.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

4.  EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                      Three Months Ended                      Three Months Ended
                                                        March 31, 2000                           March 31, 1999
                                                        --------------                           --------------

Numerator for basic earnings per share                     $  5,163                                $  4,794
                                                           ========                                ========

Numerator for diluted earnings per share                   $  5,165                                $  4,803
                                                           ========                                ========

Denominators:
Denominator for basic earnings
    per share -- weighted average shares                     23,208                                  23,132
Outstanding unvested restricted stock awards --
    weighted average shares                                     (35)                                    (20)
                                                           --------                                --------
Denominator for basic earnings per share --
    adjusted weighted average shares                         23,173                                  23,112
Effect of dilutive securities:
Employee stock options and restricted
    stock awards                                                 19                                      93
                                                           --------                                --------
Denominator for diluted earnings per
    share-adjusted weighted average shares                   23,192                                  23,225
                                                           ========                                ========

Basic earnings per share                                   $   0.22                                $   0.21
                                                           ========                                ========
Diluted earnings per share                                 $   0.22                                $   0.21
                                                           ========                                ========

Limited partnership units in the Operating Partnership (15,827,909 and 15,831,636 outstanding at March 31, 2000 and December 31, 1999) may be exchanged for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

5.  MINORITY INTERESTS

            Minority interests represent the interests of the unitholders in the Operating Partnership. The minority interest is adjusted at each period end to reflect the ownership percentage at that particular time. The minority interest was 40.55% and 40.57% at March 31, 2000 and December 31,
1999, respectively.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

       Certain operating properties and properties under development are partially owned through joint ventures ("Joint Ventures") in which the Company is also a co-general and co-managing partner. The Company's interest in each Joint Venture is as follows:

                                                                      Ownership %
               Joint Venture                                   as of March 31, 2000
               -------------                                   ------------------------
               Ontario Mills                                              50.0%
               Grapevine Mills                                            37.5%
               Arizona Mills                                              36.8%
               The Oasis at Sawgrass                                      50.0%
               The Block at Orange                                        50.0%
               Concord Mills                                              37.5%
               Katy Mills                                                 62.5%
               Opry Mills                                                 66.7%
               Arundel Mills                                              37.5%
               Meadowlands Mills  (1)                                     66.7%
               Discover Mills                                             50.0%
               Vaughn Mills                                               50.0%

       (1) The Company's ownership percentage for Meadowlands Mills will be 53.3%, when the conditions to the delivery of the executed joint venture documents from escrow have been satisfied.

       In addition to the above joint ventures, MEI holds investments in cetain retail joint ventures.

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

       In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $188.0 million of Joint Venture debt, which includes $33.6 million of our joint venture partners' share of debt, until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The remaining aggregate amount of the special tax assessment is approximately $17.9 million and will be collected over the remaining 21 year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

       The Company's real estate joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

Condensed combined balance sheets at March 31, 2000 and December 31, 1999 and results of operations for the three months ended March 31, 2000 and 1999 are presented below for all Joint Ventures.

                                                                                   MARCH 31, 2000
                                                               Operating             Development                Total
                                                               ---------             -----------                -----
ASSETS:
    Income producing property                            $    895,634              $         -             $    895,634
    Construction in progress                                   12,941                  359,015                  371,956
    Deferred costs, net                                       291,841                        -                  291,841
    Other                                                     143,983                   18,378                  162,361
                                                      -------------------------------------------------------------------------
                                                         $  1,344,399              $   377,393             $  1,721,792
                                                      =========================================================================

LIABILITIES AND PARTNERS' EQUITY:
    Debt                                                 $    945,266              $    95,140             $  1,040,406
    Other liabilities                                          86,172                   60,466                  146,638
    Operating Partnership's accumulated equity                 65,540                  105,728                  171,268
    Joint Venture partners' accumulated equity                247,421                  116,059                  363,480
                                                      -------------------------------------------------------------------------
                                                         $  1,344,399              $   377,393             $  1,721,792
                                                      =========================================================================


                                                                                 DECEMBER 31, 1999
                                                               Operating             Development                Total
                                                               ---------             -----------                -----
ASSETS:
    Income producing property                            $    871,608             $          -             $     871,608
    Construction in progress                                   27,949                  276,219                   304,168
    Deferred costs, net                                       288,995                        -                   288,995
    Other                                                     146,759                   12,961                   159,720
                                                      -------------------------------------------------------------------------
                                                         $  1,335,311              $   289,180             $   1,624,491
                                                      =========================================================================

LIABILITIES AND PARTNERS' EQUITY:
    Debt                                                 $    909,989             $     37,986             $    947,975
    Other liabilities                                         105,938                   56,344                  162,282
    Operating Partnership's accumulated equity                 65,571                  100,230                  165,801
    Joint Venture partners' accumulated equity                253,813                   94,620                  348,433
                                                      -------------------------------------------------------------------------
                                                         $  1,335,311             $    289,180             $  1,624,491
                                                      =========================================================================

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

                                                                        THREE MONTHS ENDED MARCH 31, 2000
                                                             Operating               Development               Total
                                                             ---------               -----------               -----
REVENUES:
    Minimum rent                                        $     31,585              $         -           $    31,585
    Percentage rent                                              825                        -                   825
    Recoveries from tenants                                   12,476                        -                12,476
    Other property revenue                                     2,771                        -                 2,771
    Interest income                                            2,374                      213                 2,587
                                                     ------------------------------------------------------------------------
        Total revenues                                        50,031                      213                50,244

EXPENSES:
    Recoverable from tenants                                  11,578                        -                11,578
    Other operating                                            2,468                        -                 2,468
    Interest expense                                          15,158                        -                15,158
    Depreciation and amortization                             16,946                        -                16,946
                                                     ------------------------------------------------------------------------
        Total expenses                                        46,150                        -                46,150

Other income/(expense)                                           100                        -                   100
                                                     ------------------------------------------------------------------------

Net income                                              $      3,981              $       213           $     4,194
                                                     ========================================================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures                  $      1,585              $        83           $     1,668
                                                     ========================================================================


                                                                        THREE MONTHS ENDED MARCH 31, 1999
                                                             Operating               Development               Total
                                                             ---------               -----------               -----
REVENUES:
    Minimum rent                                        $     19,202              $       210           $    19,412
    Percentage rent                                              110                        -                   110
    Recoveries from tenants                                    7,962                        -                 7,962
    Other property revenue                                     1,467                        -                 1,467
    Interest income                                            1,161                       88                 1,249
                                                     ------------------------------------------------------------------------
       Total revenues                                         29,902                      298                30,200

EXPENSES:
    Recoverable from tenants                                   7,940                       40                 7,980
    Other operating                                            1,808                        3                 1,811
    Interest expense                                           8,948                        -                 8,948
    Depreciation and amortization                              8,198                        -                 8,198
                                                     ------------------------------------------------------------------------
        Total expenses                                        26,894                       43                26,937

Other income/(expense)                                           (21)                       -                   (21)
                                                     ------------------------------------------------------------------------

Net income                                              $      2,987              $       255             $   3,242
                                                     ========================================================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures                  $      1,017              $         -             $   1,017
                                                     ========================================================================

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

7.     INCOME RECOGNITION

       The Company, as lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rent from income producing property is recognized on a straight-line basis over the terms of the respective leases. Commencing in the second quarter of 1998, percentage rent is recognized when tenants' sales have reached breakpoints stipulated in the respective leases. For periods prior to the second quarter of 1998, such rents were recognized on an accrual basis. Recoveries from tenant for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

8.     DECLARATION OF DIVIDEND

       On February 22, 2000, the Company declared a dividend of $.5175 per share which was paid on April 25, 2000 to stockholders of record as of April 10, 2000.


9.     BORROWINGS

       On January 31, 2000, the Company entered into a non-recourse mortgage loan agreement in the amount of $285 million secured by its equity interest in Sawgrass Mills. The proceeds were used to repay prior loans totaling $235 million, and the remaining proceeds were used to pay down the line of credit and to fund the Company's development equity requirements. The new loan is a non-amortizing loan with a repayment date of June 18, 2001. The interest rate is payable at a variable rate, which is LIBOR plus 2.75%. As of March 31, 2000 approximately $7 million remained to be funded on this loan.

THE MILLS CORPORATION
(Unaudited)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2000 to three months ended March 31, 1999.

Income before extraordinary item and minority interest for the three months ended March 31, 2000 decreased by approximately $0.6 million (5.9%) to $10.2 million as compared to the three months ended March 31, 1999. The decrease was the result of an increase in expenses of approximately $2.2 million (6.2%), decrease in other income/(expense) of approximately $0.2 million (107.3%), offset by an increase in revenues of approximately $1.1 million (2.5%) and by an increase in equity in earnings on unconsolidated joint ventures of approximately $0.7 million (64.0%).

Revenues:

Minimum rent for the three months ended March 31, 2000, decreased approximately $0.3 million (1.2%) compared with the three months ended March 31, 1999. The decrease was primarily due to two anchor tenants in bankruptcy that vacated the Company's community centers.

Other property revenue for the three months ended March 31, 2000, increased $0.6 million (37.4%) compared with the three months ended March 31, 1999. The increase was due to the current year recovery of accounts receivable for the community centers that were reserved in prior years and an increase in income related to the Company's pushcart program.

Management fee income for the three months ended March 31, 2000, increased $0.8 million (88.5%) compared with the three months ended March 31, 1999. The increase was primarily due to the opening of The Oasis at Sawgrass in the second quarter of 1999, the opening of Concord Mills in the third quarter of 1999 and the opening of Katy Mills in the fourth quarter of 1999.

Expenses:

Recoverable from tenant expenses for the three months ended March 31, 2000, decreased $0.3 million (2.3%) compared with the three months ended March 31, 1999. The decrease was primarily due to a $0.1 million reduction in real estate taxes at Sawgrass Mills and $0.1 million related to floor repairs made during the first quarter of 1999.

General and administrative expenses for the three months ended March 31, 2000, increased $0.4 million (14.1%) compared with the three months ended March 31, 1999. The increase was primarily due to the increase in costs associated with the Company's retail operations and expanded operations (i.e., the opening of The Oasis at Sawgrass, Concord Mills and Katy Mills).

Interest expense for the three months ended March 31, 2000, increased $1.7 million (15.1%) compared with the three months ended March 31, 1999. The increase was due to the increased debt burden related to the Sawgrass Mills refinancing that was completed in January 2000 (see Liquidity and Capital Resources discussion).

Depreciation and amortization expense for the three months ended March 31, 2000, increased $0.6 million (7.3%) compared with the three months ended March 31, 1999. The increase was primarily due to an increase in loan cost amortization related to the refinancing of Sawgrass Mills in January 2000 (see Liquidity and Capital Resources discussion).

Equity in earnings of unconsolidated joint ventures for the three months ended March 31, 2000, increased $0.7 million (64.0%) compared with the three months ended March 31, 1999. The increase is primarily due to increases in operating income at across all the operating joint venture projects.

Extraordinary losses on debt extinguishments for the three months ended March 31, 2000, decreased $1.2 million (45.2%) compared with the three months ended March 31, 1999. The Company wrote off unamortized loan costs of $1.5 million as a result of the refinancing of Sawgrass Mills in January 2000 (see Liquidity and Capital Resources discussion). In the first quarter of 1999, the Company incurred a prepayment penalty of $2.4 million in connection with the refinancing of the community centers plus the write-off of the related unamortized loan costs.

THE MILLS CORPORATION
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000 the Company's balance of cash and cash equivalents was $1.6 million, not including its proportionate share of cash held in unconsolidated entities. In addition to its cash reserves, the Company had $10 million available under its line of credit. The terms of this facility are as follows:


                                                                                                                     AMOUNT
                                                                                                 TOTAL            OUTSTANDING
                                                                                                FACILITY           AT 3/31/00
                                        MATURITY        INTEREST RATE            TERMS          (000'S)             (000'S)
                                       ---------        -------------            -----          -------             -------
   Line of Credit.................      5/31/00         LIBOR + 1.50%        Interest Only      $  100,000          $   90,000


       Pursuant to the line of credit, the Company is subject to certain performance measurements and restrictive covenants. The Company was compliance with the applicable covenants at March 31, 2000. The Company is currently in negotiations to increase the line of credit to $125 million. Furthermore, in January 2000, the Company refinanced Sawgrass Mills with a new non-recourse mortgage loan of $285 million. The proceeds were used to repay loans totaling $235 million with the remaining proceeds to be used to pay down the line of credit and fund the Company's development equity. As of March 31, 2000, approximately $7 million remained to be funded on this loan.

       FINANCING ACTIVITIES. The weighted average life of the Company's indebtedness was 3.7 years at March 31, 2000 (including funded construction and operating debt of the unconsolidated joint ventures), with maintaining investment-grade interest rates (7.54% weighted average interest rate for the Company's indebtedness and funded construction and operating debt of the unconsolidated joint ventures at March 31, 2000).

       On January 31, 2000, the Company entered into a non-recourse mortgage loan agreement in the amount of $ 285 million secured by its equity interest in Sawgrass Mils. The proceeds were used to repay prior loans totaling $235 million with the remaining proceeds to be used to pay down the line of credit and to fund the Company's development equity requirements. The new loan is a non-amortizing loan with a repayment date of June 18, 2001. The interest rate is payable at a variable rate, which is LIBOR plus 2.75%. As of March 31, 2000, approximately $7 million remained to be funded on this loan.

       On February 4, 1999, the Company received a five year, $750 million capital commitment from Kan Am, a significant unit holder of the Operating Partnership and joint venture partner, to fund future development projects. Subject to terms and conditions, Kan Am will continue to fund certain project level capital as they have on several of the Company's prior projects. Definitive joint venture agreements have been executed for Arundel Mills and Discover Mills wherein Kan Am's required contribution is $35 million and $70 million, respectively. In addition, Kan Am has agreed to work with the Company to identify such other projects, and to use best efforts to provide funding for such projects, in the approximate amount of $150 million in each of 2001, 2002 and 2003. Consistent with prior partnerships, Kan Am will fund 50% to 100% of a specific project's equity requirement and receive a percentage of ownership interest equal to half of the percentage of equity that they have funded, subject to further adjustment for the interest of other partners in such partnerships.

       Effective October 28, 1996, the Company filed a universal shelf registration statement on Form S-3 to offer a maximum of $250.0 million of common stock, preferred stock and common stock warrants. Pursuant to this shelf registration, the Company sold a total of 5,325,000 shares of common stock in 1997 generating net proceeds of $121.8 million. A balance approximately of $128 million of common stock, preferred stock and common stock warrants remain available to the Company for issuance pursuant to this shelf registration.

       At March 31, 2000 the Company had consolidated debt of approximately $908.2 million and gross unconsolidated joint venture debt of approximately $1.0 billion. The Company's pro rata share of gross unconsolidated joint venture debt was $390.0 million (net of tax increment financing) at March 31, 2000. Of this amount, the Company guaranteed $154.4 million, additionally, the Company has guaranteed $33.6 million of its joint venture partners' share of debt. The Company's consolidated debt plus its pro rata share of gross unconsolidated joint venture debt totalled approximately $1.3 billion. Of this amount, $642.4 million was fixed rate debt and $655.8 million was variable rate debt. Scheduled principal repayments of the Company's consolidated indebtedness and its pro rata share of gross unconsolidated joint venture debt through 2004 are $952.0 million with $346.2 million due thereafter. The Company and its partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances.

       The Company's EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to interest expense coverage ratio (including the Company's proportionate share of EBITDA and interest expense of unconsolidated joint ventures) for the trailing 12 months ended March 31, 2000 and March 31, 1999, was 2.64 and 2.65, respectively.

THE MILLS CORPORATION
(Unaudited)

       Development, Remerchandising and Expansion. The Company is involved in the following development, remerchandising and expansion efforts:

       The Company's most significant development efforts currently are focused on the development of five projects: Opry Mills, Arundel Mills, Discover Mills, Vaughan Mills and Meadowlands Mills.

       Opry Mills opened on May 11, 2000. The project is being financed principally with external borrowings and equity contributions from joint venture partners and the Operating Partnership. The Company anticipates that the Operating Partnership's equity requirements for Opry Mills may total as much as $52 million, all of which has been funded as of March 31, 2000. The Company has entered into a letter of intent with Kan Am to fund 100% of the Operating Partnership's equity requirement for Opry Mills. Upon formation of the joint venture (which is subject to final documentation), Kan Am will receive a 33.33% interest in Opry Mills Limited Partnership. Opryland Attractions, Inc. contributed an interest in land to the Opry Mills joint venture and received a capital account credit of $25 million. The remaining costs are being financed through a $168 million construction loan.

       Arundel Mills broke ground on July 15, 1999 and is scheduled to open in the fourth quarter of 2000. The project is being financed principally with external borrowings and equity contributions from joint venture partners and the Operating Partnership. The Company anticipates that the Operating Partnership's equity requirements for Arundel Mills may total as much as $18 million, of which approximately $13 million has been funded as of March 31, 2000. The Company expects to close on a $191 million construction loan in the second quarter of 2000.
      The Company has formed a joint venture with Kan Am to develop Discover Mills on a 225-acre site located near Atlanta, Georgia. As of March 31, 2000, the Discover Mills joint venture has acquired the land assemblage for the project, and plans to begin construction later in 2000. Discover Mills is targeted to open in 2001. Kan Am will fund all the required equity for this project and the remaining project costs are expected to be financed through a construction loan.

       In February 1998, the Company announced that it had secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed outside of the United States. The project will be developed through a joint venture with Cambridge Shopping Centres Limited of Toronto. The Company anticipates that the Operating Partnership's equity requirement for Vaughan Mills may total as much as $30 million, of which approximately $19 million has been funded as of March 31, 2000. The Company has completed the land assemblage and is targeting a 2000 groundbreaking.

       The Company has acquired a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan (SAMP) for the Meadowlands area was published in the Federal Register on April 22, 1999. The guidelines proposal in the SAMP would, upon their anticipated adoption in the second quarter of 2000, permit development of 2.0 million square feet of gross leasable area (GLA) for Meadowlands Mills, plus office and hotel space. The project would be developed on an entitled site of 90.5 acres plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by a joint venture to be formed among the Operating Partnership, Kan Am, Empire Ltd. and Bennett S. Lazare, an individual. The Operating Partnership's equity requirements have not yet been determined. As of March 31, 2000, the Company has funded approximately $20 million. The Company has targeted a 2000 groundbreaking for this project.

       The Company has identified a site near Denver, Colorado and is in the process of forming a joint venture to develop the site. The Company is targeting a 2001 opening.

       In addition to the above, the Company is also conducting due diligence on several other proposed sites for its Mills and Block projects, including sites in Atlanta, Georgia; Cleveland, Ohio; North Aurora, Illinois (Chicago); San Francisco, California; South Weymouth, Massachusetts (Boston); and Tampa, Florida. The Company is also continuing to evaluate various prospective international sites, including a site identified in Spain, with a concentrated focus on Western Europe as well as other domestic sites for other Mills-type projects and other retail-oriented projects.

     The Company is in the process of expanding and/or remerchandising Potomac Mills, Grapevine Mills and The Black at Orange. The costs of these expansions and remerchandising programs could aggregate $22 million. Of the estimated costs, approximately $12 million will be financed with external sources and approximately $10 million will be funded by the Operating Partnership.

THE MILLS CORPORATION
(Unaudited)

       Capital Resources. The Company anticipates that its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations, potential ancillary land sales and borrowings under its Line of Credit.

       As a potential source of capital, the Company is negotiating the possible sale or exchange of its community center portfolio. In addition to providing the Company with a source of development capital, a disposition will allow management to focus on its main retail products. Conclusion of these negotiations and finalization of a sale is subject to a number of conditions including satisfactory completion of further due diligence by the purchaser and indentification of acceptable replacement properties.

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

CASH FLOWS

       Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999. Net cash provided by operating activities increased approximately $2.3 million (14.9%) to $17.6 million for the three months ended March 31, 2000 as compared to $15.3 million for the three months ended March 31, 1999. The increase is primarily due to an increase in accounts payable and other liabilities related to the Company's Foodbrand operations offset by an increase in inventory related to the Company's retail operations. Net cash used in investing activities decreased approximately $10.7 million (27.6%) to $28.0 million for the three months ended March 31, 2000, as compared to $38.7 million for the three months ended March 31, 1999, primarily as a result of decreased expenditures for real estate and development assets and advances to certain joint ventures, offset by a decrease in distributions received from unconsolidated entities and an increase in deferred costs expenditures. Net cash provided by financing activities decreased approximately $8.0 million (47.1%) to $9.0 million for the three months ended March 31, 2000 as compared to $17.0 million for the three months ended March 31, 1999. The decrease was due to an increase in proceeds offset by an increase in repayments.

FUNDS FROM OPERATIONS

       The Company considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by National Association of Real Estate Investment Trusts (NAREIT) means income (loss) before minority interest (determined in accordance with accounting principles generally accepted in the United States (GAAP)), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

THE MILLS CORPORATION
(Unaudited)


FFO for the three months ended March 31, 2000 increased to $23.6 million compared to $21.3 million for the comparable period in 1999. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                 2000             1999
                                                                                                 ----             ----
                                                                                                 (Dollars in thousands)
Funds from operations calculation:

    Income before extraordinary item and minority interest....                                 $   10,203       $   10,842
    Adjustments:
        Add: Depreciation and amortization of real estate
           assets.............................................                                      7,728            7,714

        Add: Real estate depreciation and amortization of
           unconsolidated joint ventures......................                                      5,687            2,748
                                                                                                ---------        ---------
    Funds from operations.....................................                                  $  23,618        $  21,304
                                                                                                =========        =========
---------------------------------------------------------------------------------------------------------------------------

SEASONALITY

       The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the Christmas season. As a result, a substantial portion of the percentage rents are not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the latter part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of the temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and FFO, although this impact is largely mitigated by recognizing minimum rent on a straight-line basis over the term of related leases in accordance with GAAP.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.

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


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None


ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            The Exhibit Index attached hereto is hereby incorporated by reference to this item.

            Report on Form 8-K was filed by the Company on February 29, 2000 to report certain operational information concerning the Company and the properties owned or managed by it as of December 31, 1999. No other reports on Form 8-K were filed by registrant for the applicable quarter covered by this report.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 THE MILLS CORPORATION

May 15, 2000                     By : /s/  Kenneth R. Parent
------------------------            ---------------------------
(Date)                              Kenneth R. Parent
                                    Executive Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                              THE MILLS CORPORATION
                                  EXHIBIT INDEX


          NUMBER                            EXHIBIT
          ------                            -------

           +3.1       Amended and Restated Certificate of Incorporation of the
                      Company

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

           ***10.12 First Amendment to Trust and Servicing Agreement (Exhibit 10.7) dated as of June 1, 1995, among Sawgrass Finance L.L.C., as depositor, The First National Bank of Chicago, as servicer, and State Street Bank and Trust Company, as trustee

           ***10.13 Prepayment Premium Agreement dated as of June 1, 1995, between The Mills Limited Partnership and State Street Bank and Trust Company, as trustee

           ****10.14  Second Amendment and Restated Deed of Trust, Security
                      Agreement, Assignment of Rents and Fixture Filing by Potomac Mills-Phase III (MLP) Limited Partnership and Washington Outlet Mall (MLP) Limited Partnership, collectively, as Grantor to R. Eric Taylor, a resident of Fairfax County, Virginia as Deed Trustee for the benefit of CS First Boston Mortgage Capital Corp., as Beneficiary dated as of December 17, 1996

           ****10.15  Form of Assignment of Leases and Rents and Security
                      Deposits dated as of December 17, 1996 by Potomac Mills-Phase III (MLP) Limited Partnership and Washington Outlet Mall (MLP) Limited Partnership to CS First Boston Mortgage Capital Corp (see Exhibit 10.53)

           ****10.16  Mortgage Security Agreement, Assignment of Rents and
                      Fixture Filing by Gurnee Mills (MLP) Limited Partnership to CS First Boston Mortgage Capital Corp., as Mortgagee dated as of December 17, 1996

           ****10.17  Form of Assignment of Leases and Rents and Security
                      Deposits dated as of December 17, 1996 by Gurnee Mills
                      (MLP)Limited Partnership to CS First Boston Mortgage Capital Corp.

           ****10.18  Trust and Servicing Agreement dated as of December 17,
                      1996 among Potomac Gurnee Finance Corp., as Depositor, AMRESCO Management, Inc., as Servicer, ABN AMRO Bank NY, as Fiscal Agent and LaSalle National Bank as Trustee

--------------------------------------------------------------------------------


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

**** Incorporated by reference to the Registrant's Quarterly Annual Report on Form 10-Q for the third quarter ended September 30, 1996.

+ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1997.

++ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended September 30, 1997.

+++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.