Form 10-Q
period 2000-06-30
MILLS CORP
filed 2000-08-14
CIK 914713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                        24,001,996 shares of Common Stock
                      $.01 par value, as of August 10, 2000

                              THE MILLS CORPORATION
                                    FORM 10-Q
                                      INDEX

PART I.       FINANCIAL INFORMATION                                                              PAGE
              ---------------------                                                              ----

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets as of June 30, 2000                                       1
                 and December 31, 1999.

              Consolidated Statements of Income for the                                             2
                 Three Months Ended June 30, 2000 and June 30, 1999.

              Consolidated Statements of Income for the                                             3
                 Six Months Ended June 30, 2000 and June 30, 1999.

              Consolidated Statements of Cash Flows for the                                         4
                 Six Months Ended June 30, 2000 and June 30, 1999.

              Notes to Consolidated Financial Statements                                            5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        12

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK                          19

PART II.      OTHER INFORMATION
              -----------------

Item 1.       Legal Proceedings                                                                    20

Item 2.       Changes in Securities                                                                20

Item 3.       Defaults Upon Senior Securities                                                      20

Item 4.       Submission of Matters to Vote of Security Holders                                    20

Item 5.       Other Information                                                                    20

Item 6.       Exhibits and Reports on Form 8-K                                                     20

Signature                                                                                          21

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                              THE MILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                 June 30, 2000                    December 31,1999
                                                                  (Unaudited)                          (Note)
                                                            -----------------------          ---------------------------
ASSETS Income producing property:
     Land and land improvement                                 $    171,127                     $      171,024
     Building and improvements                                      736,718                            725,530
     Furniture, fixtures and equipment                               42,595                             36,958
     Less:  accumulated depreciation and amortization              (252,900)                          (239,484)
                                                             --------------                   ----------------
Total income producing property                                     697,540                            694,028

Land held for investment and/or sale                                  9,879                              9,924
Real estate development in progress                                  49,113                             33,138
Investment in unconsolidated joint ventures                         221,479                            201,152
                                                             --------------                   ----------------
Total real estate and development assets                            978,011                            938,242

Cash and cash equivalents                                             1,471                              3,035
Restricted cash                                                      14,276                             13,771
Accounts receivable, net                                             30,726                             25,389
Notes receivable                                                      8,659                              8,351
Deferred costs, net                                                  49,527                             47,942
Other assets                                                          5,886                              2,737
                                                           ----------------                   ----------------

TOTAL ASSETS                                                   $  1,088,556                     $    1,039,467
                                                           ================                   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable                             $    944,540                     $      877,273
Accounts payable and other liabilities                               66,579                             61,189
                                                           ----------------                    ---------------
Total liabilities                                                 1,011,119                            938,462

Minority interests                                                   31,269                             40,978

STOCKHOLDERS' EQUITY
     Common stock $.01 par value, authorized 100,000,000
     shares, issued and outstanding 23,368,589 and
     23,192,041 shares in 2000 and 1999, respectively                   232                                232
     Additional paid-in capital                                     443,994                            440,924
     Accumulated deficit                                           (394,332)                          (379,306)
     Unamortized restricted stock award                              (3,726)                            (1,823)
                                                           ----------------                   -----------------
     Total stockholders' equity                                      46,168                             60,027
                                                           ----------------                    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  1,088,556                     $    1,039,467
                                                           ================                   ================


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

See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                  Three                           Three
                                                               Months Ended                    Months Ended
                                                              June 30, 2000                   June 30, 1999
                                                              -------------                   -------------
REVENUES:
     Minimum rent                                           $        26,216                     $       25,948
     Percentage rent                                                    291                                338
     Recoveries from tenants                                         13,142                             13,173
     Other property revenue                                           2,213                              1,756
     Management fee income                                            1,821                              1,054
     Other fee income                                                 2,502                              1,608
     Interest income                                                    525                                482
                                                          -----------------                  -----------------
                                                                     46,710                             44,359

EXPENSES:
     Recoverable from tenants                                        11,193                             11,488
     Other operating                                                  1,384                              1,252
     General and administrative                                       3,800                              2,960
     Interest expense                                                14,462                             11,647
     Depreciation and amortization                                    9,990                              8,776
                                                          -----------------                  -----------------
                                                                     40,829                             36,123

Other income/(expense)                                                 (329)                               822
Equity in earnings of unconsolidated joint ventures                   2,521                              2,340
                                                          -----------------                  -----------------
Income before extraordinary item and minority interests               8,073                             11,398

Extraordinary losses on debt extinguishments                         (1,634)                                 -
                                                          -----------------                  -----------------
Income before minority interests                                      6,439                             11,398

Minority interests                                                   (2,598)                            (4,628)
                                                          -----------------                  -----------------

Net income                                                  $         3,841                    $         6,770
                                                          =================                  =================

PER SHARE INFORMATION:

Net income per common share - basic:

Income before extraordinary item                            $          0.21                    $          0.29

Extraordinary losses on debt extinguishment                           (0.05)                                 -
                                                          -----------------                  -----------------
Net income                                                  $          0.16                    $          0.29
                                                          =================                  =================
Net income per common share - diluted:

Income before extraordinary item                            $          0.21                    $          0 29

Extraordinary loss on debt extinguishment                             (0.05)                                 -
                                                          -----------------                  -----------------
Net income                                                  $          0.16                    $          0.29
                                                          =================                  =================
Dividends declared                                          $        0.5175                    $        0.5025
                                                          =================                  =================


See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                  Six                                Six
                                                             Months Ended                        Months Ended
                                                             June 30, 2000                       June 30, 1999
                                                             -------------                       -------------
REVENUES:
     Minimum rent                                           $        51,922                    $        51,965
     Percentage rent                                                    637                                534
     Recoveries from tenants                                         26,528                             26,505
     Other property revenue                                           4,500                              3,421
     Management fee income                                            3,614                              2,005
     Other fee income                                                 4,912                              3,985
     Interest income                                                  1,312                              1,536
                                                            ---------------                    ---------------
                                                                     93,425                             89,951

EXPENSES:
     Recoverable from tenants                                        22,648                             23,210
     Other operating                                                  2,359                              2,454
     General and administrative                                       7,135                              5,884
     Interest expense                                                27,263                             22,770
     Depreciation and amortization                                   19,233                             17,393
                                                            ---------------                    ---------------
                                                                     78,638                             71,711

Other income/(expense)                                                 (700)                               643
Equity in earnings of unconsolidated joint ventures                   4,189                              3,357
                                                            ---------------                    ---------------
Income before extraordinary item and minority interests              18,276                             22,240

Extraordinary losses on debt extinguishments                         (3,147)                            (2,762)
                                                            ---------------                    ---------------
Income before minority interests                                     15,129                             19,478

Minority interests                                                   (6,122)                            (7,913)
                                                            ---------------                    ---------------
Net income                                                  $         9,007                    $        11,565
                                                            ===============                    ===============

PER SHARE INFORMATION:

Net income per common share - basic:

Income before extraordinary item                            $          0.47                    $          0.57

Extraordinary losses on debt extinguishment                           (0.08)                             (0.07)
                                                            ---------------                    ---------------
Net income                                                  $          0.39                    $          0.50
                                                            ===============                    ===============
Net income per common share - diluted:

Income before extraordinary item                            $          0.47                    $          0 57

Extraordinary loss on debt extinguishment                             (0.08)                             (0.07)
                                                            ---------------                    ---------------
Net income                                                  $          0.39                    $          0.50
                                                            ===============                    ===============

Dividends declared                                          $         1.035                    $         1.005
                                                            ===============                    ===============


See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Six             Six
                                                                    Months Ended     Months Ended
                                                                    June 30, 2000    June 30, 1999
                                                                    -------------    -------------

OPERATING ACTIVITIES:
     Income before minority interests                                  $  15,129        $  19,478
     Adjustments to reconcile income before minority interests
       to net cash provided by operating activities:
           Net accretion of note receivable                                 (350)            (350)
           Depreciation and amortization                                  19,233           17,393
           Provision for losses on accounts receivable                      (520)             427
           Gain on sale of property                                         (131)            (728)
           Equity in earnings of unconsolidated joint ventures            (4,189)          (3,357)
           Amortization of incentive stock programs                        1,167              372
           Extraordinary loss on debt extinguishment                       3,147            2,762
           Other changes in assets and liabilities:
              Increase in accounts receivable                             (3,067)            (353)
              (Increase) decrease in notes receivable                        (38)             371
              Increase in other assets                                    (2,729)          (3,137)
              Increase in accounts payable and other liabilities           5,859              968
                                                                       ---------        ---------
     Net cash provided by operating activities                            33,511           33,846

INVESTING ACTIVITIES:
     Investment in real estate and development assets                    (63,324)         (57,203)
     Distributions received from unconsolidated joint ventures            11,319           12,356
     Proceeds from sale of property                                          500              800
     Notes receivable                                                         80                -
     Deferred costs                                                       (5,536)          (4,373)
                                                                       ---------        ---------
     Net cash used in investing activities                               (56,961)         (48,420)

FINANCING ACTIVITIES:
     Proceeds from mortgages, notes and loans payable                    354,663          198,546
     Repayments of mortgages, notes and loans payable                   (287,397)        (146,673)
     Refinancing costs                                                    (4,977)          (4,593)
     Restricted cash                                                        (505)          (3,261)
     Dividends                                                           (23,811)         (23,306)
     Distributions                                                       (16,087)         (15,302)
                                                                       ---------        ---------
     Net cash provided by financing activities                            21,886            5,411


Net decrease in cash and cash equivalents                                 (1,564)          (9,163)
Cash and cash equivalents at beginning of period                           3,035           10,510
                                                                       ---------        ---------
Cash and cash equivalents at end of period                             $   1,471        $   1,347
                                                                       =========        =========

Supplemental disclosures of cash flow information:
Cash paid for interest                                                 $  34,511        $  28,712
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

         The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns, as of June 30, 2000, a 1% interest as the sole general partner and a 58.62% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of super-regional, retail and entertainment-oriented centers (the "Mills" and "Block" projects) and community shopping centers (the "Community Centers"). As of June 30, 2000 the Operating Partnership owns or holds an interest in the following operating properties (see Note 10):

         Mills                                                Location (Metropolitan Market Served)
         -----                                                -------------------------------------
         Franklin Mills                                       Philadelphia, PA  (Philadelphia)
         Gurnee Mills                                         Gurnee, IL  (Chicago)
         Potomac Mills                                        Woodbridge, VA  (Washington, DC)
         Sawgrass Mills                                       Sunrise, FL  (Ft. Lauderdale)
         Ontario Mills                                        Ontario, CA (Los Angeles)
         Grapevine Mills                                      Dallas, TX (Dallas/Fort Worth)
         Arizona Mills                                        Tempe, AZ (Phoenix)
         The Oasis at Sawgrass                                Sunrise, FL (Ft. Lauderdale)
         Concord Mills                                        Concord, NC  (Charlotte)
         Katy Mills                                           Katy, TX (Houston)
         Opry Mills                                           Nashville, TN (Nashville)

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

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)


BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Form 10-Q and the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, including its majority owned subsidiary, the Operating Partnership. The accounts of the Operating Partnership include the accounts of all Properties which are wholly owned or controlled by the Operating Partnership as well as its wholly owned subsidiaries Mills Management L.L.C. ("Mills Management") and Management Associates Limited Partnership ("MALP"). In addition, the Operating Partnership owns 5% of the voting common stock and 99% of the preferred stock of the MillsServices Corp. ("MSC"), an entity formed in connection with the Company's initial public offering to provide development, management, leasing and finance services to the Company and other entities owned by affiliates of the Company. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. The Company's ownership in certain Mills and Block operating properties, as well as certain properties under development, are through investments in joint ventures. MSC also owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that owns Foodbrand (the
Company's food and beverage entity that was created in 1999 to master lease and operate food courts at the Company's malls with existing operations at Katy Mills, Franklin Mills, Opry Mills and future projects under development) and which holds investments in other retail joint ventures. Such investments are accounted for using the equity method of accounting (see note 6).

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

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                 Three Months Ended   Six Months Ended
                                                    June 30, 2000      June 30, 2000
                                                    -------------      -------------
Numerator for basic earnings per share                   $  3,835        $  8,998
                                                         ========        ========
Numerator for diluted earnings per share                 $  3,837        $  9,005
                                                         ========        ========
Denominators:
Denominator for basic earnings
    per share -- weighted average shares                   23,367          23,288
Outstanding unvested restricted stock awards --
    weighted average shares                                   (61)            (61)
                                                         --------        --------
Denominator for basic earnings per share --
    adjusted weighted average shares                       23,306          23,227
Effect of dilutive securities:
Employee stock options and restricted stock awards             40              49
                                                         --------        --------

Denominator for diluted earnings per
    share-adjusted weighted average shares                 23,346          23,276
                                                         ========        ========

Basic earnings per share                                 $   0.16        $   0.39
                                                         ========        ========
Diluted earnings per share
                                                         $   0.16        $   0.39
                                                         ========        ========


Limited partnership units in the Operating Partnership (15,827,909 and 15,831,636 outstanding at June 30, 2000 and December 31, 1999) may be exchanged for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)


5.  MINORITY INTERESTS

         Minority interests represent the interests of the unitholders in the Operating Partnership. The minority interest is adjusted at each period end to reflect the ownership percentage at that particular time. The minority interest was 40.38% and 40.57% at June 30, 2000 and December 31, 1999, respectively.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

         Certain operating properties and properties under development are partially owned through joint ventures ("Joint Ventures") in which the Company is also a co-general and co-managing partner. The Company's interest in each Joint Venture is as follows:

                                                           Ownership %
                  Joint Venture                      as of  June 30, 2000
                  -------------                      --------------------
                  Ontario Mills                                 50.0%
                  Grapevine Mills                               37.5%
                  Arizona Mills                                 36.8%
                  The Oasis at Sawgrass                         50.0%
                  The Block at Orange                           50.0%
                  Concord Mills                                 37.5%
                  Katy Mills                                    62.5%
                  Opry Mills                                    66.7%
                  Arundel Mills                                 37.5%
                  Meadowlands Mills  (1)                        66.7%
                  Discover Mills                                50.0%
                  Vaughan Mills                                 50.0%

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

         In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $272.0 million of Joint Venture debt, which includes $53.4 million of joint venture partners' share of debt, until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The remaining aggregate amount of the special tax assessment is approximately $17.9 million and will be collected over the remaining 21 year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

         The Company's real estate joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)


Condensed combined balance sheets at June 30, 2000 and December 31, 1999 and results of operations for the three and six months ended June 30, 2000 and 1999 are presented below for all Joint Ventures.


                                                                   JUNE 30, 2000
                                                     Operating       Development         Total
                                                     ---------       -----------         -----
ASSETS:
    Income producing property                        $1,025,034       $        -       $1,025,034
    Construction in progress                             33,942          243,313          277,255
    Deferred costs, net                                 361,632                -          361,632
    Other                                               162,633           17,854          180,487
                                                     --------------------------------------------
                                                     $1,583,241       $  261,167       $1,844,408
                                                     ============================================

LIABILITIES AND PARTNERS' EQUITY:
    Debt                                             $1,104,549       $   40,055       $1,144,604
    Other liabilities                                   100,357           16,354          116,711
    Operating Partnership's accumulated equity          119,069           64,387          183,456
    Joint Venture partners' accumulated equity          259,266          140,371          399,637
                                                     --------------------------------------------
                                                     $1,583,241       $  261,167       $1,844,408
                                                     ============================================

                                                                  DECEMBER 31, 1999
                                                     Operating       Development         Total
                                                     ---------       -----------         -----
ASSETS:
    Income producing property                        $  871,608       $        -       $  871,608
    Construction in progress                             27,949          276,219          304,168
    Deferred costs, net                                 288,995                -          288,995
    Other                                               146,759           12,961          159,720
                                                     --------------------------------------------
                                                     $1,335,311       $  289,180       $1,624,491
                                                     ============================================

LIABILITIES AND PARTNERS' EQUITY:
    Debt                                             $  909,989       $   37,986       $  947,975
    Other liabilities                                   105,938           56,344          162,282
    Operating Partnership's accumulated equity           65,571          100,230          165,801
    Joint Venture partners' accumulated equity          253,813           94,620          348,433
                                                     --------------------------------------------
                                                     $1,335,311       $  289,180       $1,624,491
                                                     ============================================

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)


                                                  THREE MONTHS ENDED JUNE 30, 2000
                                               Operating     Development      Total
                                               ---------     -----------      -----
REVENUES:
    Minimum rent                                 $34,950       $     -       $34,950
    Percentage rent                                  108             -           108
    Recoveries from tenants                       13,758             -        13,758
    Other property revenue                         9,016             -         9,016
    Interest income                                1,541            77         1,618
                                               -------------------------------------
        Total revenues                            59,373            77        59,450

EXPENSES:
    Recoverable from tenants                      13,373             -        13,373
    Other operating                                3,285             -         3,285
    Interest expense                              16,487             -        16,487
    Depreciation and amortization                 21,450             -        21,450
                                               -------------------------------------
        Total expenses                            54,595             -        54,595
                                               -------------------------------------

Other income/(expense)                             1,853             -         1,853
                                               -------------------------------------

Net income                                       $ 6,631       $    77       $ 6,708
                                               =====================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures           $ 2,480       $    41       $ 2,521
                                               =====================================

                                                    THREE MONTHS ENDED JUNE 30, 1999
                                                Operating      Development       Total
                                                ---------      -----------       -----
REVENUES:
    Minimum rent                                 $ 20,409        $      -       $ 20,409
    Percentage rent                                     4               -              4
    Recoveries from tenants                         8,296               -          8,296
    Other property revenue                          1,651               -          1,651
    Interest income                                 1,318             442          1,760
                                                ----------------------------------------
       Total revenues                              31,678             442         32,120

EXPENSES:
    Recoverable from tenants                        7,717               -          7,717
    Other operating                                 2,056               5          2,061
    Interest expense                                9,258               -          9,258
    Depreciation and amortization                   9,005               -          9,005
                                                ----------------------------------------
        Total expenses                             28,036               5         28,041

Other income/(expense)                               (606)          1,579            973
                                                ----------------------------------------

Net income                                       $  3,036        $  2,016       $  5,052
                                                ========================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures           $  1,056        $  1,284       $  2,340
                                                ========================================

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(Unaudited)

                                                      SIX MONTHS ENDED JUNE 30, 2000
                                                Operating     Development        Total
                                                ---------     -----------        -----
REVENUES:
    Minimum rent                                 $ 66,535       $      -       $ 66,535
    Percentage rent                                   933              -            933
    Recoveries from tenants                        26,234              -         26,234
    Other property revenue                         11,787              -         11,787
    Interest income                                 3,986            219          4,205
                                                ---------------------------------------
        Total revenues                            109,475            219        109,694

EXPENSES:
    Recoverable from tenants                       24,951              -         24,951
    Other operating                                 5,753              -          5,753
    Interest expense                               31,645              -         31,645
    Depreciation and amortization                  38,396              -         38,396
                                                ---------------------------------------
        Total expenses                            100,745              -        100,745

Other income/(expense)                              1,953              -          1,953
                                                ---------------------------------------

Net income                                       $ 10,683       $    219       $ 10,902
                                                =======================================
Operating Partnership's equity in earnings
      of unconsolidated joint ventures           $  4,112       $     77       $  4,189
                                                =======================================

                                                      SIX MONTHS ENDED JUNE 30, 1999
                                                Operating      Development        Total
                                                ---------      -----------        -----
REVENUES:
    Minimum rent                                 $ 39,821        $      -       $ 39,821
    Percentage rent                                   114               -            114
    Recoveries from tenants                        16,258               -         16,258
    Other property revenue                          3,118               -          3,118
    Interest income                                 2,502             507          3,009
                                                ----------------------------------------
       Total revenues                              61,813             507         62,320

EXPENSES:
    Recoverable from tenants                       15,697               -         15,697
    Other operating                                 3,906               8          3,914
    Interest expense                               18,206               -         18,206
    Depreciation and amortization                  17,203               -         17,203
                                                ----------------------------------------
        Total expenses                             55,012               8         55,020

Other income/(expense)                               (606)          1,579            973
                                                ----------------------------------------

Net income                                       $  6,195        $  2,078       $  8,273
                                                ========================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures           $  2,073        $  1,284       $  3,357
                                                ========================================

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

8.  DECLARATION OF DIVIDEND

         On May 19, 2000, the Company declared a dividend of $.5175 per share which was paid on July 25, 2000 to stockholders of record as of July 10, 2000.

9.  BORROWINGS

         On January 31, 2000, the Company entered into a non-recourse mortgage loan agreement in the amount of $285 million secured by its equity interest in Sawgrass Mills. The proceeds were used to repay prior loans totaling $235 million and the remaining proceeds were used to pay down the line of credit and fund the Company's development equity requirements. The new loan is a non-amortizing loan with a repayment date of June 18, 2001. The interest rate is payable at a variable rate, which is LIBOR plus 2.75%.

         On June 14, 2000, the Company refinanced and increased its line of credit from $100 million to $125 million. The new line of credit is comprised of two components. The first component is a $50 million term loan which is secured by the Company's equity interest in Franklin Mills. The loan has two mandatory principal repayments of $5 million due on or before June 1, 2001 and $10 million due on or before June 1, 2002. The loan matures on June 1, 2003. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.25% at June 30, 2000. The second component is a $75 million unsecured revolving loan. The loan matures on June 1, 2002. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.75% at June 30, 2000.

THE MILLS CORPORATION
(Unaudited)



10.  SUBSEQUENT EVENTS

       On August 3, 2000, the Company completed the first phase of its planned disposition of its Community center portfolio in a $40 million equity transaction which will be redeployed to meet the Company's development equity requirements. At its completion, the sale will generate total net proceeds of approximately $40 million including approximately $9 million which will be temporarily invested in a low risk portfolio of single tenant A-rated credit net leases until the Company can affect exchanges of this equity into development projects. Phase I of the two-part transaction initially included the sale of ten of the eleven centers in the portfolio. Phase II, the sale of Liberty Plaza located in Philadelphia, PA., is contingent upon successful early defeasance of the underlying debt which still requires certain third party approvals.

       Summarized balance sheet and income statement information as of June 30, 2000 and for the six months then ended is as follows (excluding Liberty Plaza, in 000's):


Assets                                           June 30,2000
                                              ---------------
   Income producing property                          101,547
   Construction in progress                                99
   Deferred cost, net                                   9,224
   Other                                               16,827
                                              ---------------
                                                      127,697
                                              ===============


Liabilities and Partners, Equity
   Debt                                               111,197
   Other liabilites                                     3,141
   Equity                                              13,359
                                              ---------------
                                                      127,697
                                              ===============


                                                 June 30,2000
                                              ---------------
Revenues:
   Minimum rent                                         7,809
   Percentage rent                                         93
   Recoveries from tenants                              2,540
   Other property revenue                                 438
                                              ---------------
     Total revenues                                    10,880

Expenses:
   Recoverable from tenants                             2,465
   Other operating                                        426
   Interest expense                                     4,111
   Depreciation and amortization                        2,229
                                              ---------------
     Total expenses                                     9,231
                                              ---------------
Net income                                              1,649
                                              ===============

THE MILLS CORPORATION
(Unaudited)


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2000 to three months ended June 30, 1999.

      Income before extraordinary item and minority interest for the three months ended June 30, 2000 decreased by approximately $3.3 million (29.2%) to $8.1 million as compared to the three months ended June 30, 1999. The decrease was the result of an increase in expenses of approximately $4.7 million (13.0%), a decrease in other income/(expense) of approximately $1.2 million (140.0%), offset by an increase in revenues of $2.4 million (5.3%) and by an increase in equity in earnings on unconsolidated joint ventures of approximately $0.2 million (7.7%).

Revenues:

      Minimum rent for the three months ended June 30, 2000, increased approximately $0.3 million (1.0%) compared with the three months ended June 30, 1999. The increase was due to higher rents across the portfolio and the opening of two new anchor tenants at Gurnee Mills and Potomac Mills.

      Other property revenue for the three months ended June 30, 2000, increased $0.5 million (26.0%) compared with the three months ended June 30, 1999. The increase was due to current year recovery of accounts receivable that were reserved in prior years and more aggressive termination policies for underperforming tenants.

      Management fee income for the three months ended June 30, 2000, increased $0.8 million (72.8%) compared with the three months ended June 30, 1999. The increase was primarily due to fees from all joint venture projects, including The Oasis at Sawgrass which opened in the second quarter of 1999, Concord Mills which opened in the third quarter of 1999, Katy Mills which opened in the fourth quarter of 1999, and Opry Mills which opened in the second quarter of 2000.

      Other fee income for the three months ended June 30, 2000, increased $0.9 million (55.6%) compared with the three months ended June 30, 1999. The increase was due to an increase in finance fees that were related to Opry Mills and Arundel Mills, and an increase in development fees that was related to Discover Mills.

Expenses:

      Recoverable expenses for the three months ended June 30, 2000, decreased $0.3 million (2.6%) compared with the three months ended June 30, 1999. The decrease primarily was due to a $0.2 million reduction in real estate taxes and repairs and maintenance expenses at Sawgrass Mills.

      General and administrative expenses for the three months ended June 30, 2000, increased $0.8 million (28.4%) compared with the three months ended June 30, 1999. The increase was primarily due to the increase in costs associated with the Company's retail operations and expanded operations (i.e., the opening of Concord Mills, Katy Mills and Opry Mills).

      Interest expense for the three months ended June 30, 2000, increased $2.8 million (24.2%) compared with the three months ended June 30, 1999. The increase was primarily due to the additional debt related to Sawgrass Mills that was obtained in January 2000 (see Liquidity and Capital Resources discussion) and a higher average debt burden related to the line of credit.

THE MILLS CORPORATION
(Unaudited)



      Depreciation and amortization expense for the three months ended June 30, 2000, increased $1.2 million (13.8%) compared with the three months ended June 30, 1999. The increase was due to $0.3 million increase in depreciation associated with the Company's Foodbrand operations, $0.2 million increase in depreciation associated with costs related to software conversion/upgrades, $0.2 million increase in amortization of leasing costs associated with wholly owned property expansion/remerchandising, $0.1 million increase in loan cost amortization related to the refinancing of Sawgrass Mills (see Liquidity and Capital Resources discussion) in January 2000 and $0.1 million increase in depreciation and amortization associated with the releasing of anchor/major space at Western Hills.

      Other income/(expense) decreased for the three months ended June 30, 2000 by $1.2 million (140.0%) compared with the three months ended June 30, 1999. The decrease in income is due to the recognition of a land sale for Franklin Mills Residual during the second quarter 1999 for $0.7 million. Also, the decrease was due to start-up costs of $0.3 million that was associated with the Company's Foodbrand operations at new malls.

      Equity in earnings of unconsolidated joint ventures for the three months ended June 30, 2000 increased $0.2 million (7.7%) compared with the three months ended June 30, 1999. The increase is primarily due to increases in operating income from the operating joint venture properties and related to an increase in lease buyout fees at four of the joint venture properties, partially offset by higher interest expense on the joint venture properties. The increase was also due to operating income from Concord Mills and Katy Mills which opened in the third and fourth quarter of 1999, respectively.

      Extraordinary losses on debt extinguishments for the three months ended June 30, 2000, increased $1.6 million compared with the three months ended June 30, 1999. The increase was primarily due to defeasance costs as a result of the refinancing of Sawgrass Mills (see Liquidity and Capital Resources discussion).

THE MILLS CORPORATION
(Unaudited)


 ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of six months ended June 30, 2000 to six months ended June 30, 1999.

      Income before extraordinary item and minority interest for the six months ended June 30, 2000 decreased by approximately $3.9 million (17.8%) to $18.3 million as compared to the six months ended June 30, 1999. The decrease was the result of an increase in expenses of approximately $6.9 million (9.7%), a decrease in other income/(expense) of approximately $1.3 million (208.9%), offset by an increase in revenues of $3.5 million (3.9%) and by an increase in equity in earnings on unconsolidated joint ventures of approximately $0.8 million (24.8%).

Revenues:

      Other property revenue for the six months ended June 30, 2000, increased $1.1 million (31.5%) compared with the six months ended June 30, 1999. The increase was due to current year recovery of accounts receivable that were reserved in prior years, more aggressive termination policies for underperforming tenants and an increase in income related to the Company's pushcart program.

      Management fee income for the six months ended June 30, 2000, increased $1.6 million (80.2%) compared with the six months ended June 30, 1999. The increase was primarily due to fees from all joint venture projects, including The Oasis at Sawgrass which opened in the second quarter of 1999, Concord Mills which opened in the third quarter of 1999, Katy Mills which opened in the fourth quarter of 1999, and Opry Mills which opened in the second quarter of 2000.

      Other fee income for the six months ended June 30, 2000, increased $0.9 million (23.3%) compared with the six months ended June 30, 1999. The increase was due to an increase in finance fees that was related to Opry Mills and Arundel Mills, and an increase in development fees that was related to Discover Mills.

Expenses:

      Recoverable expenses for the six months ended June 30, 2000, decreased $0.6 million (2.4%) compared with the six months ended June 30, 1999. The decrease primarily was due to $0.4 million reduction in real estate taxes and repairs and maintenance expenses at Sawgrass Mills.

      General and administrative expenses for the six months ended June 30, 2000, increased $1.3 million (21.3%) compared with the six months ended June 30, 1999. The increase was primarily due to the increase in costs associated with the Company's retail operations and expanded operations (i.e., the opening of The Oasis at Sawgrass, Concord Mills, Katy Mills and Opry Mills).

      Interest expense for the six months ended June 30, 2000, increased $4.5 million (19.7%) compared with the six months ended June 30, 1999. The increase was primarily due to the additional debt related to Sawgrass Mills that was obtained in January 2000 (see Liquidity and Capital Resources discussion) and a higher average debt burden related to the line of credit.

      Depreciation and amortization expense for the six months ended June 30, 2000, increased $1.8 million (10.6%) compared with the six months ended June 30, 1999. The increase was due to $0.6 million increase in depreciation associated with the Company's Foodbrand operations, $0.5 million increase in loan cost amortization related to the refinancing of Sawgrass Mills (see Liquidity and Capital Resources discussion) in January 2000, $0.2 million increase in equipment depreciation due to software conversions/upgrades, $0.2 million in amortization of leasing costs associated with wholly owned property expansion/remerchandising and $0.2 million increase in depreciation and amortization of costs associated with the releasing of anchor/major space at Western Hills.

THE MILLS CORPORATION
(Unaudited)


      Other income/(expense) decreased for the six months ended June 30, 2000 by $1.3 million (208.9%) compared with the six months ended June 30, 1999. The decrease in income is due to the recognition of a land sale gain for Franklin Mills Residual during the second quarter 1999 for $0.7 million. Also, the decrease was due to start-up costs of $0.7 million that was associated with the Company's Foodbrand operations which was partially offset by a $0.1 million land sale gain at Sawgrass Mills.

      Equity in earnings of unconsolidated joint ventures for the six months ended June 30, 2000, increased $0.8 million (24.8%) compared with the six months ended June 30, 1999. The increase was primarily due to increases in operating income across all operating joint venture properties and an increase in lease buyout fees at four of the Company's joint venture properties which was partially offset by higher interest expense on the joint venture properties. The increase was also due to operating income from Concord Mills and Katy Mills which opened in the third and fourth quarter of 1999, respectively.

      Extraordinary losses on debt extinguishment for the six months ended June 30, 2000, increased $0.4 million (13.9%) compared with the six months ended June 30, 1999. In 1999, the Company incurred $2.7 million in extraordinary loss on debt extinguishment that was related to the refinancing of the Community Centers versus $3.1 million in extraordinary loss on debt extinguishment that was related to the refinancing of Sawgrass Mills in 2000 (see Liquidity and Capital Resources discussion).

THE MILLS CORPORATION
(Unaudited)


LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2000 the Company's balance of cash and cash equivalents was $1.5 million, not including its proportionate share of cash held in unconsolidated entities. Additionally, the Company had imminent cash available from the pending sale of its community center portfolio (see below). In addition to its cash reserves, the Company had approximately $14 million available under its line of credit. The terms of this facility are as follows:




                                                                                                   AMOUNT
                                                                                 TOTAL          OUTSTANDING
                                                                                FACILITY         AT 6/30/00
                              MATURITY    INTEREST RATE         TERMS           (000'S)           (000'S)
                              --------    -------------       ----------        ---------      -------------
   Line of Credit............. 06/01/02   LIBOR + 2.75%        Interest Only     $ 75,000         $ 61,045
                               06/01/03   LIBOR + 2.25%        Interest Only     $ 50,000         $ 50,000



      Pursuant to the line of credit, the Company is subject to certain performance measurements and restrictive covenants. The Company was compliance with the applicable covenants at June 30, 2000.

      FINANCING ACTIVITIES. The weighted average life of the Company's indebtedness was 3.6 years at June 30, 2000 (including funded construction and operating debt of the unconsolidated joint ventures), with investment-grade interest rates (7.95% weighted average interest rate for the Company's indebtedness and funded construction and operating debt of the unconsolidated joint ventures at June 30, 2000).

      On January 31, 2000, the Company entered into a non-recourse mortgage loan agreement in the amount of $285 million secured by its equity interest in Sawgrass Mills. The proceeds were used to repay prior loans totaling $235 million and the remaining proceeds were used to pay down the line of credit and to fund the Company's development equity requirements. The new loan is a non-amortizing loan with a repayment date of June 18, 2001. The interest rate is payable at a variable rate, which is LIBOR plus 2.75%.

      On May 20, 2000, the Arundel Mills joint venture entered into a loan agreement in the amount of $191 million, of which approximately $23 million was outstanding at June 30, 2000. The loan commitment matures on May 30, 2003. The interest rate is LIBOR plus 1.65%. The loan is guaranteed severally by the Company and its joint venture partner, Simon Property Group, L.P.

      On June 14, 2000, the Company refinanced and increased its line of credit from $100 million to $125 million. The new line of credit is comprised of two components. The first component is a $50 million term loan which is secured by the Company's equity interest in Franklin Mills. The loan has two mandatory principal repayments of $5 million due on or before June 1, 2001 and $10 million due on or before June 1, 2002. The loan matures on June 1, 2003. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.25% at June 30, 2000. The second component is a $75 million unsecured revolving loan. The loan matures on June 1, 2002. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.75% at June 30, 2000.

THE MILLS CORPORATION
(Unaudited)


      On February 4, 1999, the Company received a five year, $750 million capital commitment from Kan Am, a significant unit holder of the Operating Partnership and joint venture partner, to fund future development projects. Subject to terms and conditions, Kan Am will continue to fund certain project level capital as they have on several of the Company's prior projects. Definitive joint venture agreements have been executed for Arundel Mills and Discover Mills wherein Kan Am's required contribution is $35 million and $70 million, respectively. In addition, Kan Am has agreed to work with the Company to identify such other projects, and to use best efforts to provide funding for such projects, in the approximate amount of $150 million in each of 2001, 2002 and 2003. Consistent with prior partnerships, Kan Am will fund 50% to 100% of a specific project's equity requirement and receive a percentage of ownership interest equal to half of the percentage of equity that they have funded, subject to further adjustment for the interest of other partners in such partnerships. Kan Am must raise capital from other investors to meet its funding commitments to the Company, and there can be no assurance that Kan Am will be able to raise such capital in the amounts or at times necessary to enable it to meet such commitments.

      Effective October 28, 1996, the Company filed a universal shelf registration statement on Form S-3 to offer a maximum of $250.0 million of common stock, preferred stock and common stock warrants. Pursuant to this shelf registration, the Company sold a total of 5,325,000 shares of common stock in 1997 generating net proceeds of $121.8 million. A balance of approximately $128 million of common stock, preferred stock and common stock warrants remain available to the Company for issuance pursuant to this shelf registration.

      At June 30, 2000 the Company had consolidated debt of approximately $944.5 million and gross unconsolidated joint venture debt of approximately $1.1 billion. The Company's pro rata share of gross unconsolidated joint venture debt was $455.0 million (net of tax increment financing) at June 30, 2000. Of this amount, the Company guaranteed $218.6 million (additionally, the Company has guaranteed $53.4 million of its joint venture partners' share of debt). The Company's consolidated debt plus its pro rata share of gross unconsolidated joint venture debt totaled approximately $1.4 billion. Of this amount, $640.7 million was fixed rate debt and $759.3 million was variable rate debt. Scheduled principal repayments of the Company's consolidated indebtedness and its pro rata share of gross unconsolidated joint venture debt through 2004 are $1.0 billion with $367.5 million due thereafter. The Company and its partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances.

      The Company's EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to interest expense coverage ratio (including the Company's proportionate share of EBITDA and interest expense of unconsolidated joint ventures) for the trailing 12 months was 2.50 and 2.70 at June 30, 2000 and June 30, 1999, respectively.

THE MILLS CORPORATION
(Unaudited)


      Development, Remerchandising and Expansion. The Company is involved in the following development, remerchandising and expansion efforts:

      The Company's most significant development efforts currently are focused on the development of five projects: Arundel Mills, Discover Mills, Colorado Mills, Vaughan Mills and Meadowlands Mills.

      Arundel Mills broke ground on July 15, 1999 and is scheduled to open in the fourth quarter of 2000. The project is being financed principally with external borrowings and equity contributions from joint venture partners and the Operating Partnership. The Company anticipates that the Operating Partnership's equity requirements for Arundel Mills will be limited to $18 million, which has been funded as of June 30, 2000. The project's remaining costs are being financed through contributions from other partners in the Arundel Mills joint venture and through proceeds of a $191 million construction loan.

      The Company has formed a joint venture with Kan Am to develop Discover Mills on a 225-acre site located near Atlanta, Georgia. As of June 30, 2000, the Discover Mills joint venture has acquired the land assemblage for the project, and plans to begin construction later in 2000. Discover Mills is targeted to open in 2001. Kan Am will fund all of the required equity for this project and the remaining project costs are expected to be financed through a construction loan.

      The Company has identified a 130 acre site in Lakewood, Colorado, which is ten miles west of downtown Denver. The Company is in the process of forming a joint venture to develop the site. Colorado Mills is targeted to open in late 2001 or early 2002.

      In February 1998, the Company announced that it had secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed outside of the United States. The project will be developed jointly by an affiliate of the Operating Partnership and by Cambridge Shopping Centres, Ltd. as tenants in common. The Company anticipates that the Operating Partnership's equity requirement for Vaughan Mills may total as much as $30 million, of which approximately $19 million has been funded as of June 30, 2000. The Company has completed the land assemblage and is targeting a 2000 groundbreaking.

      The Company has acquired a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan (SAMP) for the Meadowlands area was published in the Federal Register on April 22, 1999. On July 20, 2000, the Corps of Engineers announced that it had completed the Draft Environmental Impact Statement on Mills ' Section 404 Fill Permit and set September 11, 2000, as the close of public comment. The guidelines proposal in the SAMP would, upon their anticipated adoption in the fourth quarter of 2000, permit development of 2.0 million square feet of gross leasable area (GLA) for Meadowlands Mills plus office and hotel space. The project would be developed on an entitled site of 90.5 acres plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by a joint venture to be formed among the Operating Partnership, Kan Am, Empire Ltd. and Bennett S. Lazare, an individual. The Operating Partnership's equity requirements have not yet been determined. As of June 30, 2000, the Company has funded approximately $20 million of its required equity. The Company has targeted a 2001 groundbreaking for this project.

THE MILLS CORPORATION
(Unaudited)

      In addition to the above, the Company is also conducting due diligence on several other proposed sites for its Mills and Block projects, including sites in Atlanta, Georgia; Cleveland, Ohio; North Aurora, Illinois (Chicago); San Francisco, California; South Weymouth; Massachusetts (Boston); and Tampa, Florida. The Company is also continuing to evaluate various prospective international sites, including a site identified in Spain, with a concentrated focus on Western Europe as well as other domestic sites for other Mills-type projects and other retail-oriented projects.

      The Company is in the process of expanding and/or remerchandising Potomac Mills, Grapevine Mills and The Block at Orange. The costs of these expansions and remerchandising programs is estimated at $22 million. Of the estimated costs of $22 million, $12 million will be financed with external sources and $10 million will be funded by the Operating Partnership. As of June 30, 2000, the Operating Partnership had funded approximately $3 million of the required equity to finance these programs.

      Capital Resources. The Company anticipates that its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations, potential ancillary land sales and future borrowings, including loan draws under its Line of Credit.

      On August 3, 2000 the Company completed the first phase of its planned disposition of its community center portfolio in a $40 million equity transaction which will be redeployed to meet the Company's development equity requirements. At its completion, the sale will generate total net proceeds of approximately $40 million, including appromimately $9 million which will be temporarily invested in a low risk portfolio of single tenant A- credit net leases until the Company can affect exchanges of this equity into development projects. Phase I of the transaction initially included the sale of ten of the eleven centers in the portfolio. Phase II, the sale of Liberty Plaza located in Philadelphia, Pa., is contingent upon successful early defeasance of the underlying debt which still require certain third party approvals.

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

CASH FLOWS

      Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999. Net cash provided by operating activities decreased approximately $0.3 million (1.0%) to $33.5 million for the six months ended June 30, 2000 as compared to $33.8 million for the six months ended June 30, 1999. Net cash used in investing activities increased approximately $8.5 million (17.6%) to $56.9 million for the six months ended June 30, 2000, as compared to $48.4 million for the six months ended June 30, 1999, primarily as a result of increased expenditures for real estate and development assets and advances to certain joint ventures, and a decrease in distributions received from unconsolidated entities. Net cash provided by financing activities increased approximately $16.5 million (304.4%) to $21.9 million for the six months ended June 30, 2000 as compared to $5.4 million for the six months ended June 30, 1999. The increase was primarily due to the net increase in proceeds offset by an increase in repayments.

THE MILLS CORPORATION
(Unaudited)


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

      FFO for the six months ended June 30, 2000, increased to $48.1 million compared to $43.3 million for the comparable period in 1999. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:

                                                                          Three Months                       Six Months
                                                                             Ended                              Ended
                                                                            June 30,                           June 30,
                                                                      2000          1999                 2000           1999
                                                                      ----          ----                 ----           ----
                                                                    (Dollars in thousands)              (Dollars in thousands)

Funds from operations calculation:
  Income before extraordinary
    item and minority interest..............................      $   8,073       $ 11,398            $  18,276      $ 22,240

  Adjustments:
   Add: Depreciation and amortization of real
    estate assets...........................................          8,739          7,774               16,467        15,488
  Add: Real estate depreciation and
    amortization of unconsolidated joint
    ventures................................................          7,648          2,836               13,335         5,584
                                                                    -------       --------              -------      --------
  Funds from operations....................................        $ 24,460       $ 22,008            $  48,078      $ 43,312
                                                                   ========       ========            =========      ========

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

THE MILLS CORPORATION
(Unaudited)


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


ITEM 1.   LEGAL PROCEEDINGS
          None


ITEM 2.   CHANGES IN SECURITIES
          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS




     The Annual Meeting of the Shareholders of The Mills Corporation was held on May 16, 2000. The following is a tabulation of the voting for each proposal presented at the Annual Meeting and a listing of Directors whose term of office as Directirs continued after the meeting.

Proposal 1:   to elect directors to a term expiring upon the date of the Annual
Shareholders Meeting in the year 2003):



            CONTINUING DIRECTORS                            TERM EXPIRES
            --------------------                            ------------

James C. Braithwaite                                            2001
James F. Dausch                                                 2001
The Hon. Joseph B. Gildenhorn                                   2001
Harry H. Nick                                                   2001
Robert P. Pincus                                                2001
Franz Von Perfall                                               2002
Christina L. Rose                                               2002
Laurence C. Siegel                                              2002






    DIRECTORS STANDING            TERM                VOTES                VOTES
       FOR ELECTION              EXPIRES               FOR                WITHHELD
    ------------------           -------              -----               --------
Charles R. Black, Jr.              2003             20,612,907            425,438
Dietrich Von Boetticher            2003             20,592,527            445,818
John M. Ingram                     2003             20,612,986            425,359
Peter B. McMillan                  2003             20,615,359            422,986



     Nominees required a favorable vote of a plurality of the shares of Common Stock present and entitled to vote, in person or by proxy, at the meeting. Accordingly, all members standing for re-election were elected.


Proposal 2:   (to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000):


      Votes for:          20,901,102
      Votes against:          49,030
      Abstentions:            88,213


ITEM 5.   OTHER INFORMATION
          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          The Exhibit Index attached hereto is hereby incorporated by reference to this items.

          Report on Form 8-K was filed by the Company on May 17, 2000 to report certain operational information concerning the Company and the properties owned or managed by it as of March 31, 2000. No other reports on Form 8-K were filed by registrant for the applicable quarter covered by this report.

THE MILLS CORPORATION
(Unaudited)






SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE MILLS CORPORATION




August 14, 2000              By :  /s/ Kenneth R. Parent
------------------------        ---------------------------------
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

-------------------------------------------------------------------------------

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