Form 10-Q
period 2000-09-30
MILLS CORP
filed 2000-11-14
CIK 914713

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

                                  Yes  X   No
                                     -----    ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                        24,048,331 shares of Common Stock
                     $.01 par value, as of November 9, 2000

                              THE MILLS CORPORATION
                                    FORM 10-Q
                                      INDEX


PART I.       FINANCIAL INFORMATION                                                               PAGE
              ---------------------
Item 1.       CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets as of September 30, 2000                                  1
                 and December 31, 1999.

              Consolidated Statements of Income for the                                             2
                 Three Months Ended  September 30, 2000 and September 30, 1999.

              Consolidated Statements of Income for the                                             3
                 Nine Months Ended September 30, 2000 and September 30, 1999.

              Consolidated Statements of Cash Flows for the                                         4
                 Nine Months Ended September 30, 2000 and September 30, 1999.

              Notes to Consolidated Financial Statements                                            5

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        12

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           19

PART II.      OTHER INFORMATION
              -----------------
Item 1.       Legal Proceedings                                                                    20

Item 2.       Changes in Securities                                                                20

Item 3.       Defaults Upon Senior Securities                                                      20

Item 4.       Submission of Matters to Vote of Security Holders                                    20

Item 5.       Other Information                                                                    20

Item 6.       Exhibits and Reports on Form 8-K                                                     20


Signature                                                                                          21


Certain information contained in this Form 10-Q and the information incorporated by reference may constitute "forward-looking statements" for the purposes of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

Forward-looking statements, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends, and uncertainties are the general economic climate; the supply and demand for retail properties; interest rate levels; the availability of financing; and other risks associated with the development, acquisition, and operation of retail properties, including risks that the development, acquisition, and operation of retail properties, including risks that the development of a project may not be completed on schedule, that the Company may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated.

The Company undertakes no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                              THE MILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                              September 30, 2000                  December 31,1999
                                                                  (Unaudited)                          (Note)
                                                              ------------------                  ----------------
ASSETS
Income producing property:
     Land and land improvement                                 $    157,590                    $       171,024
     Building and improvements                                      682,108                            725,530
     Furniture, fixtures and equipment                               45,714                             36,958
     Less:  accumulated depreciation and amortization              (216,489)                          (239,484)
                                                                   --------                           --------
Total income producing property                                     668,923                            694,028

Land held for investment and/or sale                                  9,930                              9,924
Real estate development in progress                                  59,063                             33,138
Investment in unconsolidated joint ventures                         243,653                            201,152
                                                                   --------                           --------
Total real estate and development assets                            981,569                            938,242

Cash and cash equivalents                                             4,534                              3,035
Restricted cash                                                      16,272                             13,771
Accounts receivable, net                                             29,206                             25,389
Notes receivable                                                      8,427                              8,351
Deferred costs, net                                                  39,771                             47,942
Other assets                                                          5,085                              2,737
                                                                   --------                           --------
TOTAL ASSETS                                                   $  1,084,864                    $     1,039,467
                                                               ============                    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable                             $    926,267                    $       877,273
Accounts payable and other liabilities                               70,902                             61,189
                                                                   --------                           --------
Total liabilities                                                   997,169                            938,462

Minority interests                                                   35,359                             40,978

STOCKHOLDERS' EQUITY
     Common stock $.01 par value, authorized 100,000,000
     shares, issued and outstanding 23,408,824 and 23,192,041
     shares in 2000 and 1999, respectively                              232                                232
     Additional paid-in capital                                     444,559                            440,924
     Accumulated deficit                                           (389,031)                          (379,306)
     Unamortized restricted stock award                              (3,424)                            (1,823)
                                                                   --------                           --------
     Total stockholders' equity                                      52,336                             60,027
                                                                   --------                           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  1,084,864                    $     1,039,467
                                                               ============                    ===============





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

See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                      Three                              Three
                                                                 Months Ended                         Months Ended
                                                              September 30, 2000                   September 30, 1999
                                                              ------------------                   ------------------

REVENUES:
     Minimum rent                                           $        24,370                    $        25,787
     Percentage rent                                                    436                                599
     Recoveries from tenants                                         12,611                             13,254
     Other property revenue                                           2,373                              2,307
     Management fee income                                            2,599                              1,005
     Other fee income                                                 3,187                              2,325
     Interest income                                                  2,521                                589
                                                             ---------------                      ------------------
                                                                     48,097                             45,866

EXPENSES:
     Recoverable from tenants                                        10,968                             11,424
     Other operating                                                  1,352                              1,279
     General and administrative                                       3,652                              3,293
     Interest expense                                                13,715                             11,781
     Depreciation and amortization                                    9,316                              8,786
                                                             ---------------                      ------------------
                                                                     39,003                             36,563

Other income/(expense)                                                  349                                (99)
Gain on sale of community centers                                    18,370                                  -
Equity in earnings of unconsolidated joint ventures                   1,860                              3,392
                                                             ---------------                      ------------------
Income before extraordinary item and minority interests              29,673                             12,596

Extraordinary losses on debt extinguishments                              -                                  -
                                                             ---------------                      ------------------
Income before minority interests                                     29,673                             12,596

Minority interests                                                  (11,994)                            (5,115)
                                                             ---------------                      ------------------

Net income                                                  $        17,679                    $         7,481
                                                             ===============                      ==================
PER SHARE INFORMATION:
Net income per common share - basic:
Income before extraordinary item                            $          0.76                    $          0.32

Extraordinary losses on debt extinguishment                               -                                  -
                                                             ---------------                      ------------------


Net income                                                  $          0.76                    $          0.32
                                                            ===============                      ==================
Net income per common share - diluted:
Income before extraordinary item                            $          0.76                    $          0.32

Extraordinary loss on debt extinguishment                                 -                                  -
                                                             ---------------                    ---------------------
Net income                                                  $          0.76                    $          0.32
                                                             ===============                      ==================
Dividends declared                                          $        0.5175                    $        0.5025
                                                             ===============                      ==================

See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                     Nine                               Nine
                                                                 Months Ended                       Months Ended
                                                              September 30, 2000                 September 30, 1999
                                                              ------------------                 ------------------

REVENUES:
     Minimum rent                                           $        76,292                     $        77,752
     Percentage rent                                                  1,073                               1,133
     Recoveries from tenants                                         39,139                              39,759
     Other property revenue                                           6,873                               5,728
     Management fee income                                            6,213                               3,010
     Other fee income                                                 8,099                               6,310
     Interest income                                                  3,833                               2,125
                                                              ------------------                   ------------------
                                                                    141,522                             135,817

EXPENSES:
     Recoverable from tenants                                        33,616                              34,634
     Other operating                                                  3,711                               3,733
     General and administrative                                      10,787                               9,177
     Interest expense                                                40,978                              34,551
     Depreciation and amortization                                   28,549                              26,179
                                                              ------------------                   ------------------
                                                                    117,641                             108,274

Other income/(expense)                                                 (351)                                544
Gain on sale of community centers                                    18,370                                   -
Equity in earnings of unconsolidated joint ventures                   6,049                               6,749
                                                              ------------------                   ------------------
Income before extraordinary item and minority interests
                                                                     47,949                              34,836

Extraordinary losses on debt extinguishments                         (3,147)                             (2,762)
                                                              ------------------                   ------------------

Income before minority interests                                     44,802                              32,074

Minority interests
                                                                    (18,116)                            (13,028)
                                                              ------------------                   ------------------

Net income                                                  $        26,686                     $        19,046
                                                              ==================                   ==================
PER SHARE INFORMATION:
Net income per common share - basic:
Income before extraordinary item                            $          1.23                     $          0.89

Extraordinary losses on debt extinguishment                           (0.08)                              (0.07)
                                                              ------------------                   ------------------

Net income                                                  $          1.15                     $          0.82
                                                              =================                    ==================
Net income per common share - diluted:
Income before extraordinary item                            $          1.23                     $          0 89

Extraordinary loss on debt extinguishment                             (0.08)                              (0.07)
                                                              ------------------                   ------------------

Net income                                                  $          1.15                     $          0.82
                                                              =================                    ==================
Dividends declared                                          $         1.553                     $         1.513
                                                              =================                    ==================

See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                         Nine                                         Nine
                                                                     Months Ended                                  Months Ended
                                                                   September 30, 2000                            September 30, 1999
                                                                   ------------------                            ------------------

OPERATING ACTIVITIES:
     Income before minority interests                               $          44,802                             $   32,074
     Adjustments to reconcile income before minority interests
      to net cash provided by operating activities:
           Net accretion of note receivable                                      (483)                                  (525)
           Depreciation and amortization                                       28,549                                 26,179
           Provision for losses on accounts receivable                           (475)                                   315
           Gain on sale of community centers                                  (18,370)                                     -
           Gain on sale of property                                            (1,828)                                  (728)
           Write off of abandoned projects                                      1,240                                      -
           Equity in earnings of unconsolidated joint ventures                 (6,049)                                (6,749)
           Amortization of incentive stock programs                             1,470                                    429
           Extraordinary loss on debt extinguishment                            3,147                                  2,762
           Other changes in assets and liabilities:
              Increase in accounts receivable                                  (7,072)                                  (349)
              Increase in notes receivable                                       (307)                                   702
              Increase in other assets                                         (1,089)                                  (758)
              Increase in accounts payable and other liabilities                7,543                                    240
                                                                          ----------------                           --------------
     Net cash provided by operating activities                                 51,692                                 54,392

INVESTING ACTIVITIES:
     Investment in real estate and development assets                        (108,792)                               (88,821)
     Distributions received from unconsolidated joint ventures                 17,797                                 15,071
     Proceeds from sale of community centers                                   22,536                                      -
     Investment in single tenant net leases                                   (18,785)                                     -
     Proceeds from sale of land                                                   500                                    800
     Notes receivable                                                              80                                      -
     Deferred costs                                                            (8,565)                                (4,216)
                                                                          ----------------                           --------------
     Net cash used in investing activities                                    (95,229)                               (77,166)

FINANCING ACTIVITIES:
     Proceeds from mortgages, notes and loans payable                         401,797                                255,443
     Repayments of mortgages, notes and loans payable                        (288,937)                              (165,692)
     Refinancing costs                                                         (4,977)                                (4,593)
     Restricted cash                                                           (3,264)                                (5,310)
     Options exercised                                                            565                                      -
     Dividends                                                                (35,904)                               (35,337)
     Distributions                                                            (24,244)                               (22,881)
                                                                          ----------------                           --------------
     Net cash provided by financing activities                                 45,036                                 21,630


Net decrease in cash and cash equivalents                                      (1,499)                                (1,944)
Cash and cash equivalents at beginning of period                                3,035                                 10,510
                                                                          ----------------                           --------------
Cash and cash equivalents at end of period                          $           4,534                             $    8,566
                                                                          ================                           ========
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized                  $          40,515                             $   33,608
                                                                          ================                           ========



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

         The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns, as of September 30, 2000, a 1% interest as the sole general partner and a 58.68% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of super-regional, retail and entertainment-oriented centers (the "Mills" and "Block" projects), a community shopping center and a portfolio of 25 single tenant retail net lease properties (subject to net leases operating as CVS). As of September 30, 2000 the Operating Partnership owns or holds an interest in the following operating properties (see Note 10):


          Mills                                               Location (Metropolitan Market Served)
         ---------                                            -----------------------------------
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

         Block
         ------
         The Block at Orange                                  Orange, CA (Los Angeles)

         Community Center
         ----------------
         Liberty Plaza                                        Philadelphia, PA

       In addition to the operating properties, the Company owns a portfolio of 25 single tenant retail net lease properties (subject to net leases operating as CVS) which are located at various locations in the United States. Also, the Company is actively involved in the development of new Mills-type and other retail oriented projects.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Unaudited)


BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Form 10-Q and the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2.  SEGMENT REPORTING

         The Company operates in one reportable segment, the development, ownership and operation of retail properties. These properties consist of "Mills" superregional value and entertainment oriented malls, "Block" retail and entertainment properties, a community retail shopping center, food court operations, a portfolio of 25 single tenant retail net lease properties and other retail operations. Substantially all the Company's assets, revenues and income are derived from this segment. The Company currently has no operations in foreign countries.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Unaudited)

3.  RECLASSIFICATIONS

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2000 presentation.

4.  COMMUNITY CENTERS

         On August 3, 2000, the Company sold ten of its community centers (the "Disposed Properties") to an unrelated third party for $142.0 million. The Company recorded a net gain of approximately $18.4 million, as well as an additional $0.8 million of net land sales gains included in the transaction. The net gain includes a reserve for management's estimate of certain future contingencies.

         A summary of operations for the Community Centers for the three month and nine month periods ended September 30, 2000 and 1999 (through the date of sale), is as follows:



                                    Three Months Ended               Nine Months Ended
                                     September 30,                      September 30,
                                2000                 1999       2000                  1999
                                -------------------------       --------------------------
Revenues                       $1,928              $5,482       $12,809            $16,276
Interest expense                  766               2,089         4,877              6,116
Depreciation expense              351               1,006         2,581              3,053
Other expense                     842               2,424         3,369              4,320


5.  CVS PORTFOLIO

         The Company invested approximately $8.8 million in cash from the net proceeds from the sale of the Disposed Properties. The investment was completed in two transactions. On September 22, 2000, the Company acquired 25 net lease properties for an aggregate sales price of $69.4 million. The Company assumed $64.3 million of debt and paid $5.1 million in cash. On October 3, 2000, the Company acquired an additional 21 net lease properties (collectively the "Acquired Properties") for an aggregate sales price of $44.6 million. The Company assumed $40.9 million of debt and paid $3.7 million in cash. The Acquired Properties were purchased from unrelated third parties. The Acquired Properties are all subject to single tenant net leases operating as CVS. The leases are triple net leases that contain indemnification for liabilities customarily associated with possession of the site (including without limitation, certain specified environmental liabilities). The tenants' obligations under the leases are guaranteed by CVS Corporation, a Delaware Corporation.

6.  EARNINGS PER SHARE

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

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Unaudited)


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                                            Three Months Ended          Nine Months Ended
                                                                            September 30, 2000         September 30, 2000
                                                                            ------------------         ------------------


Numerator for basic earnings per share                                          $     17,666              $     26,647
                                                                                ============              ============
Numerator for diluted earnings per share                                        $     17,673              $     26,673
                                                                                ============              ============
Denominators:
Denominator for basic earnings
    per share -- weighted average shares                                              23,373                    23,316
Outstanding unvested restricted stock awards --
    weighted average shares                                                              (85)                      (85)
Denominator for basic earnings per share --                                     -------------             -------------
    adjusted weighted average shares                                                  23,288                    23,231
Effect of dilutive securities:
Employee stock options and restricted stock awards                                        23                        56
Denominator for basic earnings per share --                                     -------------             -------------
Denominator for diluted earnings per
    share-adjusted weighted average shares                                            23,311                    23,287
                                                                                ============              ============
Basic earnings per share                                                        $       0.76              $       1.15
                                                                                ============              ============
Diluted earnings per share                                                      $       0.76              $       1.15
                                                                                ============              ============



Limited partnership units in the Operating Partnership (15,821,909 and 15,831,636 outstanding at September 30, 2000 and December 31, 1999) may be exchanged for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

7.  NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal 2001. The adoption of SFAS 133 will not have a material effect on the financial position or results of operations of the Company.

         In 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 explains how generally accepted accounting principles should be applied in the recognition of revenue in financial statements. The Company will implement SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 will not have a material effect on the financial position or results of operation of the Company.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Unaudited)


8.  MINORITY INTERESTS

         Minority interests represent the interests of the unitholders in the Operating Partnership. The minority interest is adjusted at each period end to reflect the ownership percentage at that particular time. The minority interest was 40.32% and 40.57% at September 30, 2000 and December 31, 1999, respectively.

9.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

         Certain operating properties and properties under development are partially owned through joint ventures ("Joint Ventures") in which the Company is also a co-general and co-managing partner. The Company's interest in each Joint Venture is as follows:


                                                           Ownership %
                  Joint Venture                      as of  September 30, 2000
                  -------------                      -------------------------

                  Ontario Mills                                 50.0%
                  Grapevine Mills                               37.5%
                  Arizona Mills                                 36.8%
                  The Oasis at Sawgrass                         50.0%
                  The Block at Orange                           50.0%
                  Concord Mills                                 37.5%
                  Katy Mills                                    62.5%
                  Opry Mills                                    66.7%
                  Arundel Mills                                 37.5%
                  Meadowlands Mills  (1)                        66.7%
                  Discover Mills                                50.0%
                  Vaughan Mills                                 50.0%

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

         In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $312.5 million of Joint Venture debt, which includes $65.6 million of joint venture partners' share of debt, until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The remaining aggregate amount of the special tax assessment is approximately $17.9 million and will be collected over the remaining 21 year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Unaudited)


         The Company's real estate joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

         Condensed combined balance sheets at September 30, 2000 and December 31, 1999 and results of operations for the three and nine months ended September 30, 2000 and 1999 are presented below for all Joint Ventures.


                                                                         SEPTEMBER 30, 2000
                                                             Operating       Development         Total
                                                             ---------       -----------         -----
ASSETS:
    Income producing property                              $ 1,032,290       $         -     $1,032,290
    Construction in progress                                    33,019           292,872        325,891
    Deferred costs, net                                        364,153                 -        364,153
    Other                                                      147,271            10,819        158,090
                                                        -----------------------------------------------------
                                                           $ 1,576,733       $   303,691     $1,880,424
                                                        =====================================================

LIABILITIES AND PARTNERS' EQUITY:
    Debt                                                   $ 1,121,291       $   91,706      $1,212,997
    Other liabilities                                           91,045           21,479         112,524
    Operating Partnership's accumulated equity                 117,948           56,924         174,872
    Joint Venture partners' accumulated equity                 246,449          133,582         380,031
                                                        -----------------------------------------------------
                                                           $ 1,576,733       $  303,691      $1,880,424
                                                        =====================================================


                                                                            DECEMBER 31, 1999
                                                             Operating       Development         Total
                                                            ---------        -----------         -----
ASSETS:
    Income producing property                              $   871,608       $        -      $  871,608
    Construction in progress                                    27,949          276,219         304,168
    Deferred costs, net                                        288,995                -         288,995
    Other                                                      146,759           12,961         159,720
                                                        -----------------------------------------------------
                                                           $ 1,335,311       $  289,180      $1,624,491
                                                        =====================================================

LIABILITIES AND PARTNERS' EQUITY:
    Debt                                                   $   909,989     $     37,986      $  947,975
    Other liabilities                                          105,938           56,344         162,282
    Operating Partnership's accumulated equity                  65,571          100,230         165,801
    Joint Venture partners' accumulated equity                 253,813           94,620         348,433
                                                        -----------------------------------------------------
                                                           $ 1,335,311       $  289,180      $1,624,491
                                                        =====================================================


THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Unaudited)


                                                                THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                             OPERATING        DEVELOPMENT         TOTAL
                                                             ---------        -----------         -----

REVENUES:
    Minimum rent                                             $   37,862         $     -       $   37,862
    Percentage rent                                                 466               -              466
    Recoveries from tenants                                      14,284               -           14,284
    Other property revenue                                        3,899               -            3,899
    Interest income                                               2,510             156            2,666
                                                         ----------------------------------------------------
        Total revenues                                           59,021             156           59,177

EXPENSES:
    Recoverable from tenants                                     13,202               -           13,202
    Other operating                                               4,411               -            4,411
    Interest expense                                             20,777               -           20,777
    Depreciation and amortization                                17,944               -           17,944
                                                         ----------------------------------------------------
        Total expenses                                           56,334               -           56,334

Other income/(expense)                                           (1,035)            728             (307)
                                                         ----------------------------------------------------

Net income                                                   $    1,652         $   884       $    2,536
                                                         ====================================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures                       $    1,806         $    54       $    1,860
                                                         ====================================================


                                                                THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                             Operating        Development         Total
                                                             ---------        -----------         -----

REVENUES:
    Minimum rent                                             $   21,840         $     -       $   21,840
    Percentage rent                                                  84               -               84
    Recoveries from tenants                                       8,654               -            8,654
    Other property revenue                                        1,918               -            1,918
    Interest income                                               2,107           1,843            3,950
                                                         ----------------------------------------------------
       Total revenues                                            34,603           1,843           36,446

EXPENSES:
    Recoverable from tenants                                      8,196               -            8,196
    Other operating                                               2,163               -            2,163
    Interest expense                                             10,974               -           10,974
    Depreciation and amortization                                 9,598               -            9,598
                                                         ----------------------------------------------------
        Total expenses                                           30,931               -           30,931

Other income/(expense)                                              973               -              973
                                                         ----------------------------------------------------

Net income                                                   $    4,645         $ 1,843       $    6,488
                                                         ====================================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures                       $    1,549         $ 1,843       $    3,392
                                                         ====================================================

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(Unaudited)

                                                                NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                             OPERATING        DEVELOPMENT         TOTAL
                                                             ---------        -----------         -----
REVENUES:
    Minimum rent                                           $   104,397       $          -     $ 104,397
    Percentage rent                                              1,399                  -         1,399
    Recoveries from tenants                                     40,518                  -        40,518
    Other property revenue                                      15,686                  -        15,686
    Interest income                                              6,496                375         6,871
                                                         ----------------------------------------------------
        Total revenues                                         168,496                375       168,871

EXPENSES:
    Recoverable from tenants                                    38,153                  -        38,153
    Other operating                                             10,166                  -        10,166
    Interest expense                                            52,422                  -        52,422
    Depreciation and amortization                               56,340                  -        56,340
                                                         ----------------------------------------------------
        Total expenses                                         157,081                  -       157,081


Other income/(expense)                                             918                728         1,646
                                                         ----------------------------------------------------

Net income                                                 $    12,333       $      1,103     $  13,436
                                                         ====================================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures                     $     5,564       $        485     $   6,049
                                                         ====================================================

                                                                NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                             OPERATING        DEVELOPMENT         TOTAL
                                                             ---------        -----------         -----

REVENUES:
    Minimum rent                                           $    61,661       $          -     $  61,661
    Percentage rent                                                198                  -           198
    Recoveries from tenants                                     24,912                  -        24,912
    Other property revenue                                       5,036                  -         5,036
    Interest income                                              4,609              2,350         6,959
                                                         ----------------------------------------------------
       Total revenues                                           96,416              2,350        98,766

EXPENSES:
    Recoverable from tenants                                    24,006                  -        24,006
    Other operating                                              6,069                  8         6,077
    Interest expense                                            29,180                  -        29,180
    Depreciation and amortization                               26,801                  -        26,801
                                                         ----------------------------------------------------
        Total expenses                                          86,056                  8        86,064

Other income/(expense)                                           1,953                  -         1,953
                                                         ----------------------------------------------------

Net income                                                 $    12,313       $      2,342     $  14,655
                                                         ====================================================

Operating Partnership's equity in earnings
      of unconsolidated joint ventures                     $     4,717       $      2,032     $   6,749
                                                         ====================================================

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

10.  INCOME RECOGNITION

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

11.  DECLARATION OF DIVIDEND

         On September 20, 2000, the Company declared a dividend of $.5175 per share which was paid on November 1, 2000 to stockholders of record as of October 17, 2000.

12.  BORROWINGS

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

         On June 14, 2000, the Company refinanced and increased its line of credit from $100 million to $125 million. The new line of credit is comprised of two components. The first component is a $50 million term loan which is secured by the Company's equity interest in Franklin Mills. The loan has two mandatory principal repayments of $5 million due on or before June 1, 2001, and $10 million due on or before June 1, 2002. The loan matures on June 1, 2003. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.25% at September 30, 2000. The second component is a $75 million unsecured revolving loan. The loan matures on June 1, 2002. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.75% at September 30, 2000.

         On September 22, 2000, the Company assumed $64.3 million of debt in connection with the acquisition of 25 net lease properties. The debt is comprised of two notes. The first indebtedness of approximately $36.0 million is a non-amortizing loan with an anticipated balloon repayment date of October 10, 2010. Interest is payable at a fixed rate of 7.96%. The second indebtedness of approximately $28.3 million is a non-amortizing loan with an anticipated balloon repayment date of January 10, 2023. Interest is payable at a fixed rate of 9.35%. Both notes may only be prepaid in whole prior to July 31, 2005, with a prepayment penalty of not less than 1% of the principal amount repaid. After July 31, 2005, the notes may be prepaid in whole or in part, along with a prepayment penalty that will be subject to a reinvestment yield calculation.

THE MILLS CORPORATION
(Unaudited)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2000 to three months ended September 30, 1999.

         Income before extraordinary item and minority interest for the three months ended September 30, 2000, increased by approximately $17.4 million (135.6%) to $29.7 million as compared to the three months ended September 30, 1999. The increase was the result of an increase in revenues of approximately $2.2 million (4.9%), an increase in other income/(expense) of approximately $0.4 million (452.5%), a gain on the sale ten of the eleven Community Centers (the "Disposed Properties") of approximately $18.4 million, offset by an increase in expenses of $2.4 million (6.7%) and by a decrease in equity in earnings on unconsolidated joint ventures of approximately $1.5 million (45.2%).

Revenues:

         Minimum rent for the three months ended September 30, 2000, decreased approximately $1.4 million (5.5%) compared with the three months ended September 30, 1999. The decrease was primarily due to the loss of $2.3 million of minimum rent associated with the Disposed Properties. This was partially offset by higher rents across the portfolio and the opening of two new anchor tenants at Potomac Mills and Franklin Mills.

         Recoveries from tenants for the three months ended September 30, 2000, decreased approximately $0.6 million (4.9%) compared with the three months ended September 30, 1999. The decrease was primarily due to the loss of $1.0 million of recoveries from tenants associated with the Disposed Properties. This was partially offset by an increase in recoveries at various properties, $0.4 million. which were related to an increase in expenses at those properties.

         Management fee income for the three months ended September 30, 2000, increased $1.6 million (158.6%) compared with the three months ended September 30, 1999. The increase was primarily due to fees from all joint venture projects, including Concord Mills which opened in the third quarter of 1999, Katy Mills which opened in the fourth quarter of 1999, and Opry Mills which opened in the second quarter of 2000.

         Other fee income for the three months ended September 30, 2000, increased $0.9 million (37.1%) compared with the three months ended September 30, 1999. The increase was due to an increase in finance fees that were related to Opry Mills, and an increase in development fees that was related to Discover Mills.

         Interest income for the three months ended on September 30, 2000, increased $1.9 million (328.0%) compared with the three months ended September 30, 1999. The increase was primarily due to the recognition of deferred interest income relating to advances that the Company has made to the Meadowlands joint venture. This income was recognized in the third quarter as a result of certain events that made collectibility of interest probable, including certain actions taken by the Corps of Engineers with respect to the Company's fill permit.

Expenses:

         Recoverable expenses for the three months ended September 30, 2000, decreased approximately $0.5 million (4.0%). The decrease was primarily due to a reduction of $0.6 million in recoverable expenses associated with the Disposed Properties. This was partially offset by an increase in recoverable expenses, at various properties.

         General and administrative expenses for the three months ended September 30, 2000, increased $0.4 million (10.9%) compared with the three months ended September 30, 1999. The increase was primarily due to the increase in costs associated with the Company's retail operations and expanded operations (i.e., the opening of Concord Mills, Katy Mills and Opry Mills).

THE MILLS CORPORATION
(Unaudited)



         Interest expense for the three months ended September 30, 2000, increased $1.9 million (16.4%) compared with the three months ended September 30, 1999. The increase was primarily due to the additional debt related to Sawgrass Mills that was obtained in January 2000 (see Liquidity and Capital Resources discussion) and a higher average debt burden related to the line of credit. This was partially offset by a reduction of $1.3 million of interest expense associated with the Disposed Properties.

         Depreciation and amortization expense for the three months ended September 30, 2000, increased $0.5 million (6.0%) compared with the three months ended September 30, 1999. The increase was primarily due to depreciation associated with the Company's FoodBrand operations.

         Other income/(expense) for the three months ended September 30, 2000, increased $0.4 million (452.5%) compared with the three months ended September 30, 1999. The increase was due to $0.8 million in land sales associated with the sale of the Disposed Properties and a $0.8 million increase in FoodBrand operating margins. This was partially offset by $1.2 million of costs of abandoned projects.

         The gain was related to the Company's disposition of ten of its community centers on August 3, 2000 (see Financial Statements Footnote 4 - Community Centers).

         Equity in earnings of unconsolidated joint ventures for the three months ended September 30, 2000, decreased $1.5 million (45.2%) compared with the three months ended September 30, 1999. The decrease was primarily due to $1.7 million of interest income received in the third quarter of 1999 related to the tax increment financing on the Katy Mills Joint Venture, and a decrease in land sales during the third quarter of 2000. This was partially offset by an increase in operating income from various joint venture properties.

THE MILLS CORPORATION
(Unaudited)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of nine months ended September 30, 2000 to nine months ended September 30, 1999.

         Income before extraordinary item and minority interest for the nine months ended September 30, 2000, increased by approximately $13.1 million (37.6%) to $47.9 million as compared to the nine months ended September 30, 1999. The increase was the result of an increase in revenues of approximately $5.7 million (4.2%), a gain on the sale ten of the eleven Community Centers of approximately $18.4 million , offset by an increase in expenses of $9.4 million (8.7%), a decrease in other income/(expense) of $0.9 million (164.5%) and by a decrease in equity in earnings on unconsolidated joint ventures of approximately $0.7 million (10.4%).

Revenues:

         Minimum rent for the nine months ended September 30,2000, decreased approximately $1.5 million (1.9%) compared with the three months ended September 30, 1999. The decrease was primarily due to the loss of $2.5 million of minimum rent associated with the Disposed Properties. This was partially offset by higher rents across the portfolio and the opening of two new anchors at Potomac Mills and Franklin Mills.

         Recoveries from tenants for the nine months ended September 30, 2000, decreased approximately $0.6 million (1.6%) compared with the nine months ended September 30, 1999. The decrease was primarily due to the loss of $1.2 million of recoveries from tenants associated with the Disposed Properties. This was partially offset by an increase in recoveries at various properties during the third quarter at 2000, $0.4 million, which were related to an increase in expenses at these properties.

         Other property revenue for the nine months ended September 30, 2000, increased $1.1 million (31.5%) compared with the nine months ended September 30, 1999. The increase was due to current year recovery of accounts receivable that were reserved in prior years, more aggressive termination policies for underperforming tenants and an increase in income related to the Company's pushcart program.

         Management fee income for the nine months ended September 30, 2000, increased $3.2 million (106.4%) compared with the nine months ended September 30, 1999. The increase was primarily due to fees from all joint venture projects, including The Oasis at Sawgrass which opened in the second quarter of 1999, Concord Mills which opened in the third quarter of 1999, Katy Mills which opened in the fourth quarter of 1999, and Opry Mills which opened in the second quarter of 2000.

         Other fee income for the nine months ended September 30, 2000, increased $1.8 million (28.4%) compared with the nine months ended September 30, 1999. The increase was due to an increase in development fees that was related to Discover Mills.

         Interest income for the nine months ended September 30, 2000, increased $1.7 million (80.4%) compared with nine months ended September 30, 1999. The increase was primarily due to the recognition of deferred interest income relating to advances that the Company has made to the Meadowlands joint venture. This income was recognized in the third quarter as a result of certain events that made collectibility of interest probable including certain actions taken by the Corp of Engineers with respect to the Company's fill permit.

Expenses:

         Recoverable expenses for the nine months ended September 30, 2000, decreased $1.0 million (2.9%) compared with the nine months ended September 30, 1999. The decrease primarily was due to a reduction of $0.8 million in recoverable expenses associated with the Disposed Properties.

THE MILLS CORPORATION
(Unaudited)


         General and administrative expense for the nine months ended September 30, 2000, increased $1.6 million (17.5%) compared with the nine months ended September 30, 1999. The increase was primarily due to the increase in costs associated with the Company's retail operations and expanded operations (i.e. the opening of The Oasis at Sawgrass, Concord Mills, Katy Mills and Opry Mills).

         Interest expense for the nine months ended September 30, 2000, increased $6.4 million (18.6%) compared with the nine months ended September 30, 1999. The increase was primarily due to the additional debt related to Sawgrass Mills that was obtained in January 2000 (see Liquidity and Capital Resources discussion) and a higher average debt burden related to the line of credit. This was partially offset by a reduction of $1.3 million of interest expense associated with the Disposed Properties.

         Depreciation and amortization expense for the nine months ended September 30, 2000, increased $2.4 million (9.1%) compared with the nine months ended September 30, 1999. The increase was due to $1.0 million increase in depreciation associated with the Company's FoodBrand operations, $0.5 million increase in loan cost amortization related to the refinancing of Sawgrass Mills (see Liquidity and Capital Resources discussion) in January 2000, $0.4 million increase in equipment depreciation due to software conversions/upgrades and $0.4 million in amortization of leasing costs associated with wholly owned property expansion/remerchandising.

         Other income/(expense) for the nine months ended September 30, 2000, decreased by $0.9 million compared with the nine months ended September 30, 1999. The decrease was primarily due to $1.2 million in costs of abandoned projects. This was partially offset by a $0.3 million increase in current year land sales.

         The gain was related to the Company's disposition of ten of its community centers on August 3, 2000 (see Financial Statements Footnote 4 - Community Centers).

         Equity in earnings of unconsolidated joint ventures for the nine months ended September 30, 2000, decreased $0.7 million (10.4%) compared with the nine months ended September 30, 1999. The decrease was primarily due to $1.7 million of interest income received in the third quarter of 1999 related to the tax increment financing on the Katy Mills Joint Venture. The decrease was partially offset by increases in operating income at various operating joint venture properties and an increase in lease buyout fees at four of the Company's joint venture properties which was partially offset by higher interest expense on the joint venture properties.

         Extraordinary losses on debt extinguishment for the nine months ended September 30, 2000, increased $0.4 million (13.9%) compared with the nine months ended September 30, 1999. In 1999, the Company incurred $2.7 million in extraordinary loss on debt extinguishment that was related to the refinancing of the Community Centers versus $3.1 million in extraordinary loss on debt extinguishment that was related to the refinancing of Sawgrass Mills in 2000 (see Liquidity and Capital Resources discussion).

THE MILLS CORPORATION
(Unaudited)


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000 the Company's balance of cash and cash equivalents was $3.4 million, not including its proportionate share of cash held in unconsolidated entities. The terms of this line of credit are as follows:

                                                                                                              AMOUNT
                                                                                                TOTAL      OUTSTANDING
                                                                                              FACILITY      AT 9/30/00
                                               MATURITY      INTEREST RATE        TERMS        (000's)       (000's)
                                               --------      -------------        -----       --------      --------
   Line of Credit...........................   06/01/02      LIBOR + 2.75%    Interest Only      $ 75,000       $ 75,000


        Pursuant to the line of credit, the Company is subject to certain performance measurements and restrictive covenants. The Company was compliance with the applicable covenants at September 30, 2000.

         FINANCING ACTIVITIES. The weighted average life of the Company's indebtedness was 3.4 years at September 30, 2000 (including funded construction and operating debt of the unconsolidated joint ventures), with investment-grade interest rates (8.03%) weighted average interest rate for the Company's indebtedness and funded construction and operating debt of the unconsolidated joint ventures at September 30, 2000).

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

         On May 20, 2000, the Arundel Mills joint venture entered into a loan agreement in the amount of $191 million, of which approximately $23 million was outstanding at September 30, 2000. The loan commitment matures on May 30, 2003. The interest rate is LIBOR plus 1.65%. The loan is guaranteed severally by the Company and its joint venture partner, Simon Property Group, L.P.

         On June 14, 2000, the Company refinanced and increased its line of credit from $100 million to $125 million. The new line of credit is comprised of two components. The first component is a $50 million term loan which is secured by the Company's equity interest in Franklin Mills. The loan has two mandatory principal repayments of $5 million due on or before June 1, 2001, and $10 million due on or before June 1, 2002. The loan matures on June 1, 2003. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.25% at September 30, 2000. The second component is a $75 million unsecured revolving loan. The loan matures on June 1, 2002. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.75% at September 30, 2000.

         On October 2, 2000, the Arizona Mills Joint Venture entered into a non-recourse mortgage loan agreement in the amount of $146 million. The proceeds were used to repay a prior construction loan totaling approximately $142 million and the remaining proceeds were used to fund the joint venture's capital requirements. The new loan is a 30-year amortizing loan with an anticipated balloon repayment date of October 5, 2010. The interest rate is payable at a fixed rate of 7.895%.

THE MILLS CORPORATION
(Unaudited)


         On August 3, 2000, affiliates of the Company completed a transaction whereby the Company disposed of its interests in Gwinett Marketfair in Duluth, Georgia; Mount Prospect in Mount Prospect, Illinois; Western Hills Plaza in Cincinnati, Ohio; West Falls Church in Falls Church, Virginia; Butterfield Plaza in Downers Grove, Illinois; Coopers Plaza in Voorhees, New Jersey; Crosswinds Center in St. Petersburg, Florida; Fashion Place in Columbia, South Carolina; Germantown Commons in Germantown, Maryland; and Montgomery Village in Gaithersburg, Maryland (collectively the "Disposed Properties") for an aggregate sales price of $142.0 million. The Disposed Properties were sold by the Company to Kejack, Inc., an unrelated third party. The Company netted $25.5 million in proceeds and the buyer assumed $111 million of existing debt which had a maturity date of February 1, 2029. The Company invested approximately $8.8 million of the proceeds into a low risk portfolio of single-tenant, A-rated credit net leases, and the remaining proceeds will be used to fund the Company's development equity requirements. The investment was completed in two transactions. On September 22, 2000, the Company acquired 25 net lease properties and on October 3, 2000, the Company acquired an additional 21 properties (collectively the "Acquired Properties"). The aggregate purchase price was $114.0 million. The Acquired Properties were sold to the Company by Wolverine Equity Company 99J Limited Partnership (25 net lease properties) and various investor corporations which were the beneficial owners of various business trusts (21 net lease properties). The sellers were unrelated third parties. The properties are all subject to single-tenant net leases operating as CVS. The leases are triple net leases that contain indemnification for liabilities customarily associated with possession of the site (including, without limitation, certain environmental liabilities). The tenants' obligation under the leases are guaranteed by CVS Corporation, a Delaware Corporation. The Company assumed $105.2 million in debt, and paid $8.8 million for the Acquired Properties.

         On September 22, 2000, the Company assumed $64.3 million of debt in connection with the acquisition of 25 net lease properties. The debt is comprised of two notes. The first indebtedness of approximately $36.0 million is a non-amortizing loan with an anticipated balloon repayment date October
10, 2010. Interest is payable at a fixed rate of 7.96%. The second indebtednes of approximately $28.3 million is a non-amortizing loan with an anticipated balloon repayment date of January 10, 2023. Interest is payable at a fixed rate of 9.35%. Both notes may only be prepaid in whole prior to July 31, 2005, without a prepayment penalty of not less than 1% of the principal amount repaid. After July 31, 2005, the notes may be prepaid in whole or in part, along with a prepayment penalty that will be subject to a reinvestment yield calculation.

         On October 3, 2000, the Company assumed $40.9 million of debt in connection with the acquisition of 21 net lease properties. The debt is comprised of twenty-one notes. All the notes are amortizing loans that mature on dates ranging from January 6, 2018 to January 6, 2019. Interest is payable at a fixed rate that ranges from 6.35% to 6.77%. The notes may not be prepaid, in whole or in part, at any time.

         On February 4, 1999, the Company received a five year, $750 million capital commitment from Kan Am, a significant unit holder of the Operating Partnership and joint venture partner, to fund future development projects. Subject to terms and conditions, Kan Am will continue to fund certain project level capital as they have on several of the Company's prior projects. Definitive joint venture agreements have been executed for Arundel Mills and Discover Mills wherein Kan Am's required contribution is $35 million and $70 million, respectively. Kan Am has agreed to fund approximately $70 million, in addition to its existing investment towards the development of Meadowslands' Mills, such time as the project moves forward. In addition, Kan Am has agreed to work with the Company to identify such other projects, and to use best efforts to provide funding for such projects, in the approximate amount of $150 million in each of 2001, 2002 and 2003. Consistent with prior partnerships, Kan Am will fund 50% to 100% of a specific project's equity requirement and receive a percentage of ownership interest equal to half of the percentage of equity that they have funded, subject to further adjustment for the interest of other partners in such partnerships. Kan Am must raise capital from other investors to meet its funding commitments to the Company, and there can be no assurance that Kan Am will be able to raise such capital in the amounts or at times necessary to enable it to meet such commitments. Through the period covered by this report, Kan Am has satisfied its funding obligations as and when required by applicable joint venture agreements.

         Effective October 28, 1996, the Company filed a universal shelf registration statement on Form S-3 to offer a maximum of $250.0 million of common stock, preferred stock and common stock warrants. A balance of approximately $128 million of common stock, preferred stock and common stock warrants remain available to the Company for issuance pursuant to this shelf registration.

THE MILLS CORPORATION
(Unaudited)



         At September 30, 2000, the Company had consolidated debt of approximately $926.3 million and gross unconsolidated joint venture debt of approximately $1.2 billion. The Company's pro rata share of gross unconsolidated joint venture debt was $484.1 million (net of tax increment financing) at September 30, 2000. Of this amount, the Company guaranteed $246.9 million (additionally, the Company has guaranteed $65.6 million of its joint venture partners' share of debt). The Company's consolidated debt plus its pro rata share of gross unconsolidated joint venture debt totaled approximately $1.4 billion. Of this amount, $721.7 million was fixed rate debt and $688.7 million was variable rate debt. Scheduled principal repayments of the Company's consolidated indebtedness and its pro rata share of gross unconsolidated joint venture debt through 2004 are $1.1 billion with $348.4 million due thereafter. The Company and its partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances.

         The Company's EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to interest expense coverage ratio (including the Company's proportionate share of EBITDA and interest expense of unconsolidated joint ventures) for the trailing 12 months was 2.42 and 2.70 at September 30, 2000 and September 30, 1999, respectively.

THE MILLS CORPORATION
(Unaudited)


         Development, Remerchandising and Expansion. The Company is involved in the following development, remerchandising and expansion efforts:

         The Company's most significant development efforts currently are focused on the development of five projects: Arundel Mills, Discover Mills, Colorado Mills, Vaughan Mills and Meadowlands Mills.

         Arundel Mills broke ground on July 15, 1999 and is scheduled to open on November 17, 2000. The project is being financed principally with external borrowings and equity contributions from joint venture partners and the Operating Partnership. The Operating Partnership's equity requirements for Arundel Mills willbe limited to $18 million, which has been funded as of September 30, 2000. The project's remaining costs are being financed through contributions from other partners in the Arundel Mills joint venture and through proceeds of a $191 million construction loan.

         The Company has formed a joint venture with Kan Am to develop Discover Mills on a 225-acre site located near Atlanta, Georgia. As of September 30, 2000, the Discover Mills joint venture has acquired the land assemblage for the project, and has begun construction. Discover Mills is targeted to open in 2001. Kan Am will fund all of the required equity for this project and the remaining project costs are expected to be financed through a construction loan.

         The Company has identified a 130 acre site in Lakewood, Colorado, which is ten miles west of downtown Denver. On March 22, 2000, Colorado Retail Development, L.L.C. (an affiliate of the Operating Partnership) and the Stevinson Partnership Ltd., the fee owner of the Colorado Mills site, entered into a Contribution Agreement that, among other things, provides that upon the satisfactory completion of customary due diligence and feasibility studies, the parties will form a joint venture and the Stevinson Partnership, Ltd. will contribute the site to the joint venture. It is anticipated that Colorado Retail Development, L.L.C. which will hold a 75% interest in the joint venture, will be fully obligated to fund all cash equity requirements for the development of the shopping center and will receive a 9% cumulative preferred return on its equity contributions. The Stevinson Partnership, Ltd. which will hold a 25% interest, will receive capital account credit for the negotiated value of the land contributed, and will receive a 9% cumulative preferred return. Colorado Mills is targeted to open in late 2001 or early 2002.

         In February 1998, the Company announced that it had secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed outside of the United States. The project will be developed jointly by an affiliate of the Operating Partnership and by Cambridge Shopping Centres, Ltd. as tenants in common. The Company anticipates that the Operating Partnership's equity requirement for Vaughan Mills may total as much as $30 million, of which approximately $21 million has been funded as of September 30, 2000. The Company has completed the land assemblage and is targeting a 2000 groundbreaking.

         The Company has acquired a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan (SAMP) for the Meadowlands area was published in the Federal Register on April 22, 1999. On July 20, 2000, the Corps of Engineers announced that it had completed the Draft Environmental Impact Statement on Mills ' Section 404 Fill Permit and the close of public comment occurred in October, 2000. The guidelines proposal in the SAMP would, upon their anticipated adoption in the fourth quarter of 2000, permit development of 2.0 million square feet of gross leasable area (GLA) for Meadowlands Mills plus office and hotel space. The project would be developed on an entitled site of 90.5 acres plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by a joint venture to be formed among the Operating Partnership, Kan Am, Empire Ltd. and Bennett S. Lazare, an individual. The Operating Partnership's equity requirements have not yet been determined. As of September 30, 2000, the Company and Kan Am has funded approximately $22 million and $24 million of their required equity respectively. The Company has targeted a 2001 groundbreaking for this project.

THE MILLS CORPORATION
(Unaudited)

         In addition to the above, the Company is also conducting due diligence on several other proposed sites for its Mills and Block projects, including sites in Atlanta, Georgia; Cleveland, Ohio; Chicago, Illinois; San Francisco, California; South Weymouth; Massachusetts (Boston); St. Louis, Missouri; and Tampa, Florida. The Company is also continuing to evaluate various prospective international sites, including a site identified in Spain, with a concentrated focus on Western Europe as well as other domestic sites for other Mills-type projects and other retail-oriented projects.

         The Company is in the process of expanding and/or remerchandising Potomac Mills, Grapevine Mills and The Block at Orange. The costs of these expansions and remerchandising programs is estimated at $22 million. Of the estimated costs of $22 million, $12 million will be financed with external sources and $10 million will be funded by the Operating Partnership. As of September 30, 2000, the Operating Partnership had funded approximately $4.4 million of the required equity to finance these programs.

         Capital Resources. The Company anticipates that its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations, potential ancillary land sales and future borrowings.

         The Company will need significant amounts of equity and debt capital to fund its development projects going forward. Access to capital is dependent upon many factors which are outside of the Company's control. In recent years, capital costs have increased requiring the Company to reexamine its development and financing strategies. The Company believes that it will have the capital and access to additional capital resources sufficient to expand and develop its business and complete those projects currently under development. In the event such capital cannot be obtained, however, the Company's immediate and long-term development plans could be curtailed.

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

CASH FLOWS

         Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999. Net cash provided by operating activities decreased approximately $2.7 million (5.0%) to $51.7 million for the nine months ended September 30, 2000 as compared to $54.4 million for the nine months ended September 30, 1999. Net cash used in investing activities increased approximately $18.0 million (23.4%) to $95.2 million for the nine months ended September 30, 2000, as compared to $77.2 million for the nine months ended September 30, 1999, primarily as a result of increased expenditures for real estate and development assets and advances to certain joint ventures, and a decrease in distributions received from unconsolidated entities. Net cash provided by financing activities increased approximately $23.4 million (108.3%) to $45.0 million for the nine months ended September 30, 2000 as compared to $21.6 million for the nine months ended September 30, 1999. The increase was primarily due to the net increase in proceeds offset by an increase in repayments.

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

         FFO for the nine months ended September 30, 2000, increased to $73.9 million compared to $66.7 million for the comparable period in 1999. FFO amounts were calculated in accordance with NAREIT's definition of FFO as follows:

                                                                                  Three Months Ended        Nine Months Ended
                                                                                     September 30,            September 30,
                                                                                 2000            1999     2000             1999
                                                                                 ----            ----     ----             ----
                                                                                (Dollars in thousands)    (Dollars in thousands)
Funds from operations calculation:
  Income before extraordinary item and
    minority interest........................................                     $ 29,673    $12,596    $47,949     $ 34,836
Adjustments:
  Add: Depreciation and amortization of
    real estate assets.......................................                        7,936      7,665     24,403       23,153
  Add: Real estate depreciation and amortization of
    unconsolidated joint ventures............................                        6,633      3,106     19,968        8,690
  Less:  Gain on disposition of
    community centers........................................                      (18,370)         -    (18,370)           -
                                                                                  ---------   -------   --------     --------

Funds from operations........................................                     $ 25,872    $23,367   $ 73,950     $ 66,679
                                                                                  =========   =======   ========     ========


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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         The Exhibit Index attached hereto is hereby incorporated by reference to this items.

         A report on Form 8-K was filed by the Company on August 16, 2000 to report certain operational information concerning the Company and the properties owned or managed by it as of June 30, 2000. A Report on Form 8-K was filed by the Company on August 18, 2000, to report the Company's disposition of certain assets. The report included unaudited pro forma information. No other reports on Form 8-K were filed by registrant for the applicable quarter covered by this report.

THE MILLS CORPORATION
(Unaudited)




SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        THE MILLS CORPORATION

November 14, 2000                                       By :  /s/  Kenneth R. Parent
----------------------                                      ---------------------------------------
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