Form 10-K
period 2000-12-31
MILLS CORP
filed 2001-03-28
CIK 914713

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________________ to _______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 20, 2001, the aggregate market value of the 23,561,393 shares of common stock held by non-affiliates of the registrant was $478,590,795 based upon the closing price ($20.3125) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 20, 2001, there were 23,828,013 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual shareholders meeting to be held in 2001 are incorporated by reference into Part III.

                              THE MILLS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS


PART I................................................................................................................3

Item 1.  Business.....................................................................................................3

         Risk Factors................................................................................................17

Item 2.  Properties..................................................................................................22

Item 3.  Legal Proceedings...........................................................................................49

Item 4.  Submission of Matters to a Vote of Security Holders.........................................................49

PART II..............................................................................................................50

Item 5.  Market for the Registrant's Common Equity and Related Shareholder Matters...................................50

Item 6.  Selected Financial Data.....................................................................................51

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................54

Item 7A. Quantitative and Qualitative Disclosures About Market Risk .................................................63

Item 8.  Financial Statements and Supplementary Data.................................................................64

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................64

PART III.............................................................................................................65

Item 10. Directors and Executive Officers of the Registrant..........................................................65

Item 11. Executive Compensation......................................................................................65

Item 12. Security Ownership of Certain Beneficial Owners and Management..............................................65

Item 13. Certain Relationships and  Related Transactions.............................................................65

PART IV..............................................................................................................66

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K...........................................66

SIGNATURES...........................................................................................................69

                                     PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT

           Certain matters discussed in this Form 10-K and the information incorporated by reference herein contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

           Forward-looking statements, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "would be," or "continue" or the negative thereof or other variations thereon or comparable terminology are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the general economic climate; the supply and demand for retail properties; interest rate levels; the availability of financing; and other risks associated with the development, acquisition, and operation of retail properties, including risks that the development of the project may not be completed on schedule, that the Company may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated, as well as those risks described in this Form 10-K under the heading "Risk Factors."

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

           We own interests in, develop, redevelop, lease, acquire, expand and manage a portfolio currently consisting of eleven super-regional, retail and entertainment-oriented centers (the "Mills"), one community shopping center (the "Community Center"), one urban entertainment/retail project (the "Block"), a portfolio of forty-six single tenant net lease properties ("Net Lease Properties") and other related commercial development. We are a fully-integrated, self-managed real estate investment trust (a "REIT") with approximately 1,400 employees as of December 31, 2000 and provide all development, redevelopment, leasing, financing, management and marketing services with respect to all properties currently in operation. The Mills comprise the primary focus of our operations, with approximately 16.0 million square feet of gross leasable area ("GLA") in nine states, of which approximately 1.0 million square feet is owned by certain anchor tenants.

           We were originally incorporated in the Commonwealth of Virginia on January 2, 1991 and reincorporated in the State of Delaware in 1994. We became publicly traded on April 21, 1994. We have authorized 150,000,000 shares of common stock, $0.01 par value per share, comprised of 100,000,000 shares of voting common stock and 50,000,000 shares of nonvoting common stock and 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2000, there were 24,048,331 shares of common stock (including 639,507 shares of common stock issued to the Operating Partnership and held in escrow to secure specific obligations pursuant to a settlement agreement entered into with Chelsea GCA Realty and Simon Property Realty Group, L.P. in October 1998), and no shares of preferred stock outstanding. We are the sole general partner of the Operating Partnership and currently own 59.68% of the Operating Partnership's outstanding partnership units (before giving effect to the common stock held in escrow and the corresponding partnership units associated with those shares). The Operating Partnership's partnership units (other than those owned by us) are exchangeable under certain circumstances for the cash equivalent of a share of our common stock or, at our option, a share of our common stock.

As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain limited exceptions. The Operating Partnership either holds title to our properties or directly or indirectly holds 100% of the general and limited partnership interests in the partnerships that own Potomac Mills, Franklin Mills, Sawgrass Mills (Phases I and II) and Gurnee Mills. The Operating Partnership also owns, directly or indirectly, interests as both a general partner and a limited partner in the joint ventures that own the following properties: Ontario Mills (50%), Grapevine Mills (37.5%), Arizona Mills (36.8%), The Block at Orange (50%), The Oasis at Sawgrass (50%), Concord Mills (37.5%), Katy Mills (62.5%), Opry Mills (66.7%) and Arundel Mills (37.5%). The Operating Partnership has also formed joint ventures to develop additional properties. We and our joint venture partners are entitled to a 9% preferred return on each of our qualified capital contributions and any remaining cash flow is distributed pro rata in accordance with each partners' respective ownership interests.

           We conduct all of our business through the Operating Partnership and the Operating Partnership's various subsidiaries, which include: (i) Management Associates Limited Partnership, which provides leasing and management services for our properties, and (ii) MillsServices Corp. ("MSC"), which provides management services to properties in which we do not own an interest and provides development services for our properties and new properties acquired by us. The Operating Partnership owns 100% of the interests in the Management Associates Limited Partnership, and 99% of the non-voting preferred stock (representing a 99% economic interest) and 5% of the voting common stock of MSC. In addition, two of our key employees each own 0.5% of the non-voting preferred stock (representing, in the aggregate, a 1% economic interest) and 47.5% of the voting common stock of MSC. MSC also owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that owns FoodBrand (the Company's food and beverage entity that was created in 1999 to master lease and operate food courts at the Company's malls with existing operations at Katy Mills, Opry Mills, Arundel Mills and Franklin Mills, and future projects under development) and which holds investments in other retail ventures.

           We maintain our executive offices at 1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209. Our telephone number is (703) 526-5000. We also maintain a web site at www.millscorp.com.

OUR PORTFOLIO

           The following table sets forth a summary of our operating properties as of December 31, 2000:

                                                                                                          NO. OF
                               METROPOLITAN          YEAR            APPROX.            PERCENT           ANCHOR
        NAME/                      AREA            OPENED/             GLA              LEASED            STORES         COMPANY
      LOCATION                   SERVICED          ACQUIRED       (SQ. FT.) (1)           (2)               (3)         OWNERSHIP
----------------------    -------------------   -------------   ----------------    --------------    --------------   ------------
MILLS
                          Washington,
Potomac Mills             D.C./Baltimore             1985            1,635,591            98%               19             100%

                          Philadelphia/
Franklin Mills            Wilmington                 1989            1,739,480            96                19             100%

                          Fort Lauderdale/
Sawgrass Mills            Miami/Palm Beach           1990            1,849,159            99                20             100%

Gurnee Mills              Chicago/Milwaukee          1991            1,699,808            97                16             100%

Ontario Mills             Los Angeles                1996            1,471,096            98                23              50% (4)

Grapevine Mills           Dallas/Ft. Worth           1997            1,547,611            97                20            37.5% (5)

Arizona Mills             Phoenix                    1997            1,227,564            98                16            36.8% (6)

The Oasis at Sawgrass     Ft.Lauderdale/
                          Miami/Palm Beach           1999              290,063            90                 3            50.0% (7)

Concord Mills             Charlotte                  1999            1,260,655            94                16            37.5% (5)

Katy Mills                Houston                    1999            1,189,726            92                13            62.5% (8)

Opry Mills                Nashville                  2000            1,111,264            97                15            66.7% (9)

                          Baltimore, MD
Arundel Mills             Washington, DC/            2000            1,011,023            88                11            37.5% (5)

                                                                 ----------------                      --------------

MILLS TOTALS/WEIGHTED AVERAGES                                      16,033,040            96%              191
                                                                 ================                      ==============

BLOCKS
The Block                 Los Angeles/
at Orange                 Orange County              1998              642,057            95%               10              50% (7)
                                                                 ================                      ==============


COMMUNITY CENTER
Liberty Plaza             Philadelphia               1994              371,535            97%                4             100%
                                                                 ================                      ==============

----------------
(1) Includes 960,933 square feet of gross leasable area owned by tenants as follows: Potomac Mills-80,000 square feet; Franklin Mills-209,612 square feet; Sawgrass Mills-281,774 square feet; Gurnee Mills-250,806 square feet; Ontario Mills-125,000 square feet; and Liberty Plaza-13,741 square feet of gross leasable area. A ground lease at Franklin Mills of 152,370 square feet and a ground lease at Grapevine Mills of 177,063 square feet are also included.
(2) Percent leased is defined as all space leased and for which rent is being paid as of December 1, 2000, excluding tenants with leases having a term of less than one year, plus gross leasable area owned by store tenants.
(3)  Anchor stores include all stores occupying more than 20,000 square feet.
(4) Our other joint venture partners are affiliates of Kan Am U.S., Inc. ("Kan Am,") which owns approximately 34.0% of the outstanding partnership units in the Operating Partnership), with a 25% interest, and Simon Property Group, Inc. ("Simon Property"), with a 25% interest. We and our other partners each are entitled to a priority return during operations equal to 9% per annum on unreturned capital contributions.

(5) Our other joint venture partners are Kan Am, with a 25% interest, and Simon Property, with a 37.5% interest. We and our other partners each are entitled to a priority return during operations equal to 9% per annum on unreturned capital contributions.
(6) Our other joint venture partners are Taubman Realty Group L.P. ("Taubman Realty"), with a 36.8% interest, and Simon Property, with a 26.4% interest.
(7) Our other joint venture partner is Kan Am, with a 50% interest. Each partner is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions.
(8) Our other joint venture partner is Kan Am, with a 37.5% interest. Each partner is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions.
(9) Our joint venture partner is an affiliate of Gaylord Entertainment Company, with a 33.33% interest. We and our partner are entitled to a priority return during operations equal to 9% per annum on its unreturned capital contributions.

           A brief description of the two types of real estate projects in our portfolio is set forth below:

           MILLS. The Mills are the primary focus of our operations. A typical Mills contains 175 to 200 specialty tenants and 15 to 20 anchor tenants, and averages approximately 1.5 million square feet of gross leasable area.
Mills are essentially a hybrid of various retail formats with a diverse tenant base consisting of department stores, specialty stores, manufacturers outlets, off-price retailers, catalog retailers, "category killers" (which offer a selection of products in one defined merchandise category), and entertainment venues. A list of representative tenants is set forth below:

           DEPARTMENT STORES                       SPECIALTY STORES                       MANUFACTURERS OUTLETS
           -------------------------               ------------------------               -----------------------------
           Off 5th-Saks Fifth Avenue               Bose                                   Ralph Lauren/Polo
           Last Call from Neiman Marcus            Bath & Body Works                      Liz Claiborne
           Nordstrom Rack                          Sharper Image                          Tommy Hilfiger

                              OFF-PRICE RETAILERS                         CATALOG RETAILERS
                              -------------------------                   ------------------------
                              Old Navy                                    J. Crew
                              Casual Male                                 L.L. Bean
                              Famous Footwear                             J.C. Penney Outlet

                              CATEGORY KILLERS                            ENTERTAINMENT VENUES
                              -------------------------                   ------------------------
                              Bed, Bath & Beyond                          AMC Theatres
                              Borders                                     Jillian's
                              Bass Pro Shops Outdoor World                Van's Skate Park

           Mills are located in large, metropolitan areas with a minimum of one million people within a 20 mile radius, a projected annual population growth of at least 6%, a minimum median annual household income of $50,000 and a market with steady tourist appeal. The prototypical physical layout is a "race track" format of stores on one level with ample non-decked parking. We believe shoppers of the Mills can generally be characterized as follows:

           - shoppers within a 10-15 mile radius of the property that use the Mills as their local regional mall equivalent;

           - shoppers within a 15-40 mile radius that travel beyond other retail offerings to access the breadth and uniqueness of the Mills tenant mix; and

           - shoppers and tourists traveling from various distances as part of a planned shopping experience.

           OTHER RETAIL FORMATS. We are continuing to explore the feasibility of alternative retail formats that will serve the unique needs of target markets such as major university towns, dense suburban areas and large city centers. With the opening of The Block at Orange in November, 1998, we have created a new retail format consisting of an open-air urban mainstreet atmosphere combining both entertainment (with themed restaurants, theatres and other interactive uses) with distinctive retail concepts such as Van's Skate Park, a clothing/shoe store and skateboarding park. In 1999, we further modified this concept with our addition of The Oasis at Sawgrass. We are continuing to explore the optimum retail concepts to be incorporated into our project at the Meadowlands. We believe that our success with the Mills concept will carry over to these other retail concepts, as evidenced by the current 95% occupancy rate at The Block at Orange, the current 90% occupancy rate at The Oasis at Sawgrass, and the favorable market reaction to this distinctive development.

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

           We believe our Mills have a primary trade area of an estimated 40 miles. The Mills that operated throughout 2000 are among the top tourist destinations in their respective states. The Mills average 18 million visitors each per year, and are visited by an excess of 2,000 tour buses annually.

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

DEVELOPMENT PIPELINE

           PROJECTS UNDER CONSTRUCTION. We currently have one Mills under construction, comprising approximately 1.2 million square feet of new gross leasable area. Estimated total development cost for this project is approximately $231 million. The estimated development costs will be funded through construction financing proceeds and joint venture partner equity contributions. The following table sets forth certain information with regard to this project.


                            MILLS UNDER CONSTRUCTION

                                              APPROXIMATE                     ESTIMATED                        ANCHOR
                METROPOLITAN   ANTICIPATED       GROSS                          TOTAL         REQUIRED         STORE
     NAME/          AREA         OPENING        LEASABLE        COMPANY        PROJECT       EQUITY FROM       TENANT
   LOCATION        SERVED        DATE (1)   AREA (SQ.FT.) (1)  OWNERSHIP       COST (2)        COMPANY       COMMITMENTS
--------------  ------------   -----------  -----------------  ----------   -------------   -------------    -----------
                                                                            (IN MILLIONS)   (IN MILLIONS)

Discover Mills    Atlanta       Fall 2001       1,200,000       50.0% (3)      $  231             -                9

------------------
(1) Anticipated opening dates and approximate gross leasable area may be subject to adjustment as a result of factors inherent in the development process, some of which may not be under our direct control.

(2) Our best estimate of aggregate project cost as of December 31, 2000, net of reimbursements for tax increment financings, sales of land to anchor tenants and other construction-related recoveries. Many of the underlying components of development cost may not be under our direct control.

(3) Our other joint venture partner is Kan Am, with a 50.0% interest. Each partner is entitled to a cumulative construction period preference and a priority return during operations equal to 9% per annum on its unreturned capital contributions.

           The following is a brief description of the Mills project currently under construction:

           Discover Mills - Gwinette County, Georgia. The Discover Mills project will be constructed on a 225-acre site located just off Interstate 85 and Sugarloaf Parkway in Gwinette County, Georgia. The approximately 1.2 million square foot project planned for this site will consist of a combination of specialty retailers, cinemas, and themed restaurants. We have obtained nine anchor lease commitments from Off 5th-Saks Fifth Avenue, F.Y.E. (For Your Entertainment), Jillian's, Off Broadway Shoes, Bass Pro Shops Outdoor World, Blacklion, Books-A-Million, Burlington Coat Factory and Home Company. Construction began in June 2000, and we expect to open this project in the fall of 2001. Development costs through December 31, 2000 were approximately $82.4 million.

           The project is being developed and is owned by a limited partnership between us, with a 50% interest, and Kan Am, with a 50% interest. Kan Am has agreed to fund 100% of the project's initial required equity. We have no equity contribution requirement. The remaining project costs are expected to be financed through a construction loan which is expected to close at the beginning of the second quarter of 2001. Kan Am will receive a 9% preferred return on its equity and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have guaranteed Kan Am's receipt of this preferred return until qualified permanent financing is secured for the project. We have the right to provide all development, management and leasing services for the project, subject to the approval of Kan Am for specified major decisions, including a sale or refinancing of the project and the approval of the development and annual budgets. We have guaranteed completion of the project within parameters of the approved development budget.

           At specified times following the tenth anniversary of the project's opening, either we or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we can require Kan Am to sell to us, for cash or limited partnership units of the Operating Partnership at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire, for cash or limited partnership units of the Operating Partnership at our election, Kan Am's entire interest in the partnership. In addition, at specified times following the occurrence of a change in control transaction with respect to the Company (which is any of the following transactions occurring without the unanimous approval of members of the Board of Directors of the Company who are affiliates of Kan Am: (i) any consolidation, merger or corporate reorganization of the Company pursuant to which more than 40% of the outstanding voting securities of the Company are transferred; (ii) any person or group, other than Kan Am or its affiliates, becoming the beneficial owner, directly or indirectly, of more than 40% of the Company's then outstanding combined voting securities; or (iii) election as directors constituting a majority of the Board of Directors of the Company of persons whose nomination for election as director was not recommended by the nominating committee of the Company's Board of Directors collectively, a "Change in Control Transaction"), Kan Am can exercise the buy-sell provision and require us to acquire, for cash or limited partnership units of the Operating partnership at our election, Kan Am's entire interest in the partnership.

           PROJECTS UNDER DEVELOPMENT. In addition to the project currently under construction, we are also actively pursuing other prospective projects. These projects are in various levels of the due diligence stage where we are in the process of determining site/demographic viability, negotiating tenant commitments or working through third-party approval processes. Consistent with past practice, we will not begin construction on these projects until we have completed our investment due diligence process and obtained significant pre-leasing commitments. While we currently believe that these projects will ultimately be completed, we cannot assure you that they will actually be constructed or that they will have any particular level of operational success or ultimate value. The following is a brief description of these prospective projects.

           Colorado Mills - Denver, Colorado. We have identified a 130 acre site in Lakewood, Colorado, ten miles west of downtown Denver. On March 22, 2000, Colorado Retail Development, L.L.C. (our affiliate) and the Stevinson Partnership, Ltd., the fee owner of the Colorado Mills site, entered into a Contribution Agreement that, among other things, provides that upon the satisfactory completion of customary due diligence and feasibility studies, the parties will form a joint venture and the Stevinson Partnership, Ltd. will contribute the site to the joint venture. It is anticipated that Colorado Retail Development, L.L.C. which will hold a 75% interest in the joint venture, will be fully obligated to fund all cash equity requirements for the development of the shopping center and will receive a 9% cumulative preferred return on the first $42.7 million of its equity contributions and a 12% cumulative preferred return on any additional equity contributions. It is further anticipated that an additional joint venture partner would share or fund all of the equity requirements for the project in exchange for ownership interests and preferred returns on its equity contributions. The Stevinson Partnership, Ltd. which will hold a 25% interest, will receive capital account credit for the negotiated value of the land contributed, and will receive a 9% cumulative preferred return. Colorado Mills is targeted to open in the fall of 2002.

           Missouri Mills - St. Louis, Missouri. We have identified a 200 acre site in Hazelwood, Missouri, sixteen miles from downtown St. Louis. The Company is in the process of forming a joint venture to develop the site. The 200 acre site is located at the northwest quadrant of State Highway 370 and Missouri Bottom Road in the city of Hazelwood, approximately sixteen miles from downtown St. Louis. We anticipate construction could commence in 2001 and the project could open in 2002.

           Vaughan Mills - Toronto, Ontario. We and Cambridge Shopping Centres II Limited have secured a site for the proposed development of a Mills project. The 180-acre site is located in the City of Vaughan at the southeast corner of Highway 400 and Rutherford Road, approximately 20 miles north of downtown Toronto, Ontario. Upon completion, this project would be the first Mills outside of the United States. We anticipate that the project will be developed jointly by one of our affiliates and Cambridge Shopping Centres II, Ltd., as tenants in common. Our ownership interest will be 50%. We anticipate that our equity requirement for Vaughan Mills may exceed $30 million, of which we have funded approximately $22.2 million as of December 31, 2000, in addition to capitalized interest and overhead. We are targeting a 2003 opening.

           Meadowlands Mills - Carlstadt, New Jersey. We have acquired a mortgage interest in a 592-acre site located on the New Jersey turnpike (I-95) adjacent to Meadowlands Sports Complex and approximately five miles from New York City and have signed preliminary agreements with Empire Ltd., the current owner of the site, concerning the development of Meadowlands Mills. Commencement of construction is contingent upon the completion of ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan (SAMP) for the Meadowlands area was published in the Federal Register on April 22, 1999. On July 20, 2000, the U.S. Army Corp of Engineers announced that it had completed the Draft Environmental Impact Statement on Mills' Section 404 Fill Permit and the close of public comment occurred in October, 2000. The U.S. Army Corp of Engineers is currently completing the Final Environmental Impact Statement which precedes the Record of Decision for a wetlands fill permit. The mixed-use development consists of 2.0 million square feet of gross leaseable area for Meadowlands Mills, plus office and hotel space. The project would be developed on an entitled site on 90.5 acres plus roads and retention facilities. As of December 31, 2000, we had invested $43.2 million, in addition to capitalized interest and overhead. Of the amount invested, $24.4 million is our equity contribution and the remaining balance is an advance to the joint venture.

           Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by a joint venture between us, Kan Am, Empire Ltd., and Bennett S. Lazare. The partners' respective ownership interests will be Mills - 53.3%, Kan Am - 26.7%, Empire Ltd. - 14%, and Bennett S. Lazare - 6%. The project's equity requirements have not yet been determined. Kan Am has committed to contribute approximately $70 million to the project in addition to its existing investment of $24 million, if it proceeds as planned. We and Kan Am will both receive a 9% preferred return on our equity contributions and the remaining cash flow will be split pro rata in accordance with the percentage ownership interests. We will guarantee payment of Kan Am's preference until qualified permanent financing is secured for the project. At specified times following the tenth anniversary of the project's opening, either we or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we can require Kan Am to sell to us, for cash or limited partnership units of the Operating Partnership at Kan Am's election. Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire, for cash or limited partnership units of the Operating Partnership at our election, Kan Am's entire interest in the partnership.

           RECENT DEVELOPMENTS. On March 20, 2001, Donald T. DiFrancesco, the Acting Governor of New Jersey, announced his support for our efforts to develop a Mills project in the State of New Jersey. He added, however, that he was concerned that the proposed Meadowlands Mills project could have significant negative impacts on the wetlands areas within the Meadowlands, and he noted other environmental concerns. Due to these concerns, he asked us to withdraw our permit application for the existing site, but offered to work with us to find a suitable alternative site in Bergen County for the project. We believe that the proposed Meadowlands Mills project more than sufficiently mitigates the environmental impacts that would result from its development. We believe that there is strong support for the development of Meadowlands Mills in Bergen County and are continuing our efforts to secure the various permits and approvals required to commence construction at the existing location. However, we have accepted the Acting Governor's invitation to jointly explore alternative nearby sites having acceptable visibility and access. These discussions are scheduled to begin in April of 2001.

           PROJECTS UNDER REVIEW. In addition to the projects discussed above, we are also conducting due diligence on several other proposed developments, including sites in Cleveland, Ohio; North Aurora, Illinois (Chicago); San Francisco, California; Boston, Massachusetts; and Tampa, Florida. We are also continuing to evaluate various prospective international sites, including a site identified in Spain, with a concentrated focus on Western Europe, as well as other domestic sites for Mills-type and other retail oriented projects.

NEW BUSINESS OPPORTUNITIES

           The following is a brief description of new revenue generating opportunities that are related to, or are extensions of, our core business of developing, redeveloping, leasing, financing and managing retail projects. We expect to grow this aspect of our business significantly during the next few years, subject to tax law limitations applicable to REITs.

           Investing in Retail and Entertainment Concepts. Historically, many new retail and entertainment concepts have been developed at the Mills. A recent example is FoodBrand, an entity that is owned by MEI, which was created in 1999 to master lease and operate food courts at our malls. Initial operations in 1999 existed at Katy Mills and Franklin Mills. In 2000, the operations expanded into Opry Mills and Arundel Mills. Other opportunities for expansion and growth exist at future projects under development. We believe we have additional opportunities for investment in our own development pipeline where we view the risk of food court operations as similar to our real estate developments but where we expect to earn superior returns.

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

           Development Financing. A typical Mills project will cost approximately $200 to $250 million to build. Approximately 65% to 75% of this cost is funded with a construction loan, provided by a bank group led by an agent bank. This financing is obtained after a substantial portion of the equity contributions to a project have been made and is based upon the achievement of certain levels of pre-leasing. We have relationships with multiple lenders in the construction loan market. Our construction loans generally have terms of three years, some with extension options for an additional two years. Interest rates typically range from 120 to 275 basis points over LIBOR. The construction loans are typically guaranteed by us and our joint venture partners other than Kan Am, and are generally obtained on a several and not joint basis. When Kan Am is a partner in a project, we and our other joint venture partners, on a pro rata basis, guarantee Kan Am's portion of the construction debt in addition to our own portions. See "Strategic Relationships." Guarantees are generally reduced incrementally after completion of a project based upon the achievement of interest coverage ratios (ranging from 1.0 to 1.5).

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

           The remainder of the cost of a development project is funded with equity contributed by us and our joint venture partners. See "Strategic Relationships." These equity contributions fund the initial development costs prior to the funding of the construction loan. Our share of required equity is funded with cash from operations, including proceeds from land sales, our $75 million line of credit and proceeds from any corporate debt or equity offerings.

           Permanent Financing. After a new project opens and stabilizes (generally within 24 months of opening), we generally refinance the construction loan with permanent, fixed rate, non-recourse mortgage debt. This debt usually has a five to ten-year term and is amortized over 30 years. We have found that the credit of our tenants and the stable nature of the property cash flows make our projects attractive collateral for a number of real estate lenders, including commercial banks, life insurance companies and investment banks (in the form of commercial mortgage backed securitizations). When refinancing a construction loan, we have historically achieved investment grade ratings on the entire refinanced balance. The refinancings of Ontario Mills, Grapevine Mills and Arizona Mills are examples of projects that are encumbered by permanent investment grade securitized mortgage loans. As of December 31, 2000, our indebtedness had a weighted average maturity of 4.0 years and a weighted average interest rate of 8.12%, including our share of funded construction and operating debt of the unconsolidated joint ventures. We intend to permanently finance our future projects in a similar manner.

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

           Simon Property. In November 1995, we entered into an agreement with Simon Property pursuant to which we agreed to examine with Simon Property the feasibility of developing Mills projects in eight specified markets. Since entering into this agreement, we have jointly, with Simon Property, developed Ontario Mills in Ontario, California, Grapevine Mills in Grapevine, Texas, Arizona Mills in Phoenix, Arizona, Concord Mills in Charlotte, North Carolina, and Arundel Mills in Anne Arundel County, Maryland. The agreement generally provides that when Simon Property jointly develops a Mills project with us, each party will hold equal interests and will be required to contribute needed equity on a pro rata basis. The agreement restricts Simon Property from developing any Mills type project unless it first offers to us the right to participate equally in such development. In exchange, the agreement also restricts us from developing a Mills project in 25 specified metropolitan areas in which Simon Property has major mall investments without first offering to Simon Property the right to participate equally in such development. These restrictions extend through December 2003. The agreement also prohibits Simon Property from acquiring more than 800,000 shares of our common stock, acquiring representation on our Board of Directors or from hiring specified members of our senior management without our prior written approval.

           Taubman Realty. In May 1998, we entered into an agreement with Taubman Realty (a member of our joint venture that developed Arizona Mills) to jointly develop four Mills projects during the initial five-year period of the term and a total of seven Mills projects in the ten-year term. The agreement establishes ownership percentages for each project, and contemplates that the partners will contribute their pro rata share of the equity required for such projects. The agreement requires that each partner approve major decisions on the venture, and requires the partners to share responsibility for developing, leasing and managing the projects.

           Kan Am. We have a long-standing relationship with Kan Am, a German syndicator of closed U.S. real estate funds which currently manages about $650 million in equity for approximately 5,000 German investors. Over the last four years, Kan Am has invested approximately $286 million in equity in various projects with us. To date, Kan Am has never failed to raise the agreed upon level of capital.

           In addition to its existing investments at the property level, Kan Am owns approximately 34.0% of the partnership units of the Operating Partnership, which are freely exchangeable on a one-to-one basis for our common stock. Directors and executive officers of Kan Am hold three seats on our Board of Directors.

           In February 1999, we received from Kan Am a commitment that Kan Am would use its best efforts to raise capital to invest in joint ventures with us over a five-year period. Pursuant to this commitment, in exchange for interests in the applicable partnerships, Kan Am: contributed $25 million to Concord Mills Limited Partnership; contributed $35 million to Arundel Mills Limited Partnership; and agreed to contribute $70 million to Sugarloaf Mills Limited Partnership.

           We and Kan Am are negotiating a modification to the February 1999 arrangement by which Kan Am would guarantee funding of $50 million in each of 2001 and 2002 for investment in qualifying development projects, and would agree to use its best efforts to contribute additional capital in such years for similar purposes. We expect that the terms of our future arrangements with Kan Am will be similar to Kan Am's historical capital contributions in our projects. We and Kan Am will each receive a preferred return on our qualifying equity. Historically, the rate of such preferred return has been 9%. The remaining cash flow will be split pro rata per the respective sharing percentages, which are determined on a venture-by-venture basis. We and other joint venture partners will guarantee Kan Am's preference until such time as qualified permanent financing is secured for the project. We (and, in certain cases, other joint venture partners on a specific project) guarantee Kan Am's portion of construction debt.

           Kan Am must raise capital from other investors to meet its funding commitments to us and there can be no assurance that Kan Am will be able to raise such additional capital necessary to enable it to meet such best efforts funding commitments.

           As of December 31, 2000, Kan Am has property level investments in seven existing projects, Ontario Mills, Grapevine Mills, The Block at Orange, The Oasis at Sawgrass, Concord Mills, Katy Mills and Arundel Mills, and is currently a partner in our project under construction, Discover Mills. In addition, Kan Am is participating with us in our efforts to develop the Meadowlands Mills site near Carlstadt, New Jersey.

           Cambridge Shopping Centres Limited. In October 1999, we entered into a Master Agreement with Cambridge Shopping Centres Limited ("Cambridge") pursuant to which we agreed to examine with Cambridge the feasibility of jointly acquiring, owning, developing, constructing and operating one or more Mills projects in the Provinces of Ontario, Quebec, Alberta and/or British Columbia or Block projects in any Province in Canada. Pursuant to the agreement, we and Cambridge have jointly acquired the site in Vaughan, Ontario and are examining the feasibility of several other locations. The agreement generally provides that when Cambridge jointly develops a site with us, the parties will hold their interests as tenants-in-common having equal interests. The agreement restricts either party from developing a Mills project in the four specified Provinces or from developing a Block project anywhere in Canada without first offering to the other party the right to participate equally in such development. The agreement also prohibits either party from developing a Mills project within a fifty mile radius of any other project developed by the parties, and from developing any other project having a gross leasable area in excess of 400,000 square feet within a ten mile radius of any such project unless such project shall have been approved by the other party. The term of this agreement extends through December 31, 2005, unless otherwise agreed by the parties.

           In February 2001, Ivanhoe merged with Cambridge Shopping Centres Limited. The new organization, to be known as Ivanhoe Cambridge, is one of North America's major property owners, managers, developers and investors.

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

           - At Potomac Mills, we remerchandised approximately 78,000 square feet of specialty space over the last four years, adding tenants such as Brooks Brothers, Hush Puppies, Jones New York, Oshkosh B'Gosh, Pacific Sunwear, Polo Ralph Lauren Factory Store, Samsonite, Bath & Body Works, Bebe, Aeropostale, Tommy Hillfiger, and Banana Republic. In 2000, we released approximately 93,000 square feet of anchor space with Van's Skate Park and L.L. Bean. Average specialty store sales at Potomac Mills rose approximately 15% from 1996 to 2000.

           - At Franklin Mills, we upgraded our tenant mix by adding approximately 142,000 square feet of fashionable new tenants including Aeropostale, BCBG, DKNY, Kenneth Cole, L'eggs Hanes Bali, Old Navy, Perry Ellis, Polo Ralph Lauren Factory Store, Reebok-Rockport and Greg Norman, The GAP Outlet, Oshkosh B'Gosh and Bebe. Additionally, we updated the food court and created an entertainment zone with a large-scale general cinema. Average specialty store sales at Franklin Mills rose approximately 23% from 1996 to 2000.

           - At Gurnee Mills, we have re-tenanted 30,000 square feet with upscale fashion tenants such as The GAP Outlet, Abercrombie & Fitch and Nautica and added a 125,000 square foot Bass Pro Shops Outdoor World. Average specialty store sales at Gurnee Mills rose approximately 17% from 1996 to 2000.

           - At Ontario Mills, we completed a 126,000 square foot expansion in 1999 with tenants such as Van's Skate Park, Sam Ash Music, Iguana Ameramex, Hollytron and Cost Plus. Average specialty store sales at Ontario Mills rose approximately 15% from 1997 to 2000.

           Active Management and Promotion of Properties to Tenants and Consumers. As a result of the performance of our properties and our strong relationships with retailers, the Mills have had a high degree of tenant retention. During 2000, for example, 80% of the expiring specialty store gross leasable area was renewed by the existing tenants.

           We generally obtain favorable lease terms as evidenced by the long duration of our leases, their fixed rent steps and their percentage rent provisions.

           Anchor leases, which generally represent approximately 60% of the gross leasable area of any individual project, generally have a ten-year term with a series of five-year options exercisable at the tenant's discretion. Specialty store leases generally range from three to seven years in term. As of December 31, 2000, the weighted average lease maturity for our existing portfolio of leases was 6.8 years.

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

           We promote our Mills to consumers by spending $1.0 million to $2.5 million annually per Mills on advertising aimed at consumers. Our success in this program is evidenced by the following:

           - 18 million visitors per Mills operating throughout 2000, ranking each Mills in the top tourist attractions in its respective state;

           - Average length of visit is significantly higher than the peer group average; and

           - Primary trade area is extended to 40 miles with tourist draw from 50 states and 49 countries.

           Maintenance of High Standards of Physical Assets and Low Tenant Occupancy Costs. We believe our properties are well maintained physically. To ensure a high quality shopping experience for our customers, in addition to our regular recurring maintenance program, we invested an additional $120.1 million in renovation and expansion projects in our assets from 1996 to 2000.

           While continuing the high appearance standard and maintenance level of our properties, we have maintained an affordable cost of occupancy for our tenants. During 2000, specialty store cost of occupancy for the seven Mills opened for a full year or more totaled 11.7%. (The industry average for specialty store cost of occupancy for 1997 was 12.9%, according to Urban Land Institute Dollars & Cents Shopping Centers: 1998).

DEVELOPMENT STRATEGY

           Proven Track Record. Since our initial public offering in April 1994, we have developed and opened seven new Mills projects and one new Block project, adding a total of approximately 8.9 million square feet of new gross leasable area to our portfolio at a total cost of approximately $1.6 billion. Each of these projects was completed on time and under budget, with strong occupancy levels as outlined below:

                                                                  OCCUPANCY AT               OCCUPANCY AT
        PROJECT                    DATE OPENED                     OPENING (1)            DECEMBER 31, 2000 (1)
------------------------------     ----------------------    ----------------------   ----------------------------

Ontario Mills                      November 1996                     91.3%                       97.8%
Grapevine Mills                    October 1997                      91.8                        96.5
Arizona Mills                      November 1997                     92.6                        98.4
The Block at Orange                November 1998                     88.5                        95.1
Concord Mills                      September 1999                    88.4                        94.1
Katy Mills                         October 1999                      91.2                        91.9
Opry Mills                         May 2000                          92.4                        96.9
Arundel Mills                      November 2000                     87.5                        87.6

(1) Occupancy is percentage of gross leasable area subject to fully executed leases.

           Disciplined Approach. We intend to complete one to two new development projects per year, depending on market conditions and capital availability. We employ what we consider to be a highly disciplined approach to the development process. Our in-house development team consists of several senior officers who are responsible for all aspects of development, including market research, site selection, predevelopment, construction and tenant coordination. We maintain strict asset management control through the entire development process, including frequent internal reviews of costs and leasing status.

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

ADDITIONAL FACTORS

           Seasonality. The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the holiday season. As a result, a substantial portion of the percentage rent is not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of the temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and funds from operations, although this impact is largely mitigated by recognizing minimum rent on a straight-line basis over the term of related leases in accordance with GAAP.

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

RISK FACTORS

           You should be aware that there are various risks associated with the Company and its business, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10- K, in evaluating the Company and its business.

PRICE FLUCTUATIONS OF THE COMMON STOCK AND TRADING VOLUME; SHARES AVAILABLE FOR FUTURE SALE

           A number of factors may adversely influence the price of the Company's Common Stock in the public markets, many of which are beyond the control of the Company. These factors include possible increases in market interest rates, which may lead purchasers of Common Stock to demand a higher annual yield from distributions by the Company in relation to the price paid for Common Stock, the relatively low daily trading volume of REITs in general, including the Common Stock and any inability of the Company to invest the proceeds of a future offering of Securities in a manner that will increase earnings per share. Sales of a substantial number of shares of Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. The Company also may issue shares of Common Stock upon redemption of units issued in connection with the formation of the Company, its initial public offering ("IPO") and the acquisition by the Company of its assets in April 1994 (collectively, the "Formation Transactions"). In addition, 4,500,000 shares of Common Stock of the Company have been issued or reserved for issuance pursuant to the Company's Amended and Restated 1994 Executive Equity Incentive Plan, and 2,500,000 shares of Common Stock have been reserved for issuance pursuant to the Company's 1999 Stock Option Plan. These shares, upon issuance, will be available for sale in the public markets from time to time pursuant to exemptions from registration requirements or upon registration. As of December 31, 2000, options to purchase 4,755,807 shares of Common Stock and 608,432 shares of restricted stock had been granted or authorized to be granted to certain directors, officers and employees of the Company and its subsidiaries and remained outstanding as of March 20, 2001. No prediction can be made about the effect that future sales of Common Stock will have on the market prices of shares.

RISKS RELATING TO DEBT

           As of December 31, 2000 the Company had total debt of approximately $1.5 billion (including its pro rata share of unconsolidated joint venture debt). The Company is subject to the risks normally associated with debt financing, including the risk that its cash flow will be insufficient to meet required payments of principal and interest. If a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the mortgagee could foreclose upon the Property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of income and asset value to the Company. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering the Company's ability to meet the real estate investment trust distribution requirements under the Internal Revenue Code of 1986, as amended (the "Code").

           The Company's substantial debt also means that there is a risk the Company will have insufficient cash flow to make dividend or redemption payments on the Securities.

           Because the terms of most of the Company's indebtedness do not require any principal payments prior to maturity, and the Company does not anticipate making any such payments prior to maturity, it may be necessary to refinance or repay such indebtedness either through additional secured or unsecured debt financing, private or public debt issuances, additional equity offerings or sales of assets. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to such refinanced indebtedness would increase, which would adversely affect the Company's funds from operations and the amount of distributions it can make to its stockholders. If the Company were unable to secure refinancing of the mortgage indebtedness encumbering a property on acceptable terms, the Company might be forced to dispose of such property upon disadvantageous terms, which might result in losses to the Company, thereby adversely affecting funds from operations and cash available for distribution by the Company to its stockholders.

           The Company is developing and plans to continue to develop new retail properties, including new Mills. The funds necessary to construct and develop new properties must be obtained through additional equity or debt securities offerings, conventional third-party debt financing, participating loan arrangements or joint venture arrangements. There can be no assurance that the Company will obtain the financing necessary to fund new development and expansion projects. In addition, the additional debt service payments required in respect of any additional debt incurred, and the dilutive effect of any additional equity securities issued to finance future development, could adversely affect the Company's ability to make distributions to its stockholders.

           The Company anticipates that any new projects, some of which could be developed through joint venture arrangements, would be financed through lines of credit or other forms of secured or unsecured construction financing which generally carry a floating interest rate. Although the Company could hedge or cap all of such construction financing, no assurance can be given that the Company would be able to obtain permanent debt or equity financing on acceptable terms to refinance such construction loans upon substantial completion of the project or that the Company would be able to hedge or cap its debt on economically viable terms. As a result, the floating interest rate on the construction loans could be outstanding for a longer period of time than anticipated at the time of borrowing, resulting in the curtailment of development activities or a decrease in the amount of cash available for distribution to stockholders. If the Company had construction loans outstanding and interests rates were to increase, the Company's debt service for floating rate construction loans would increase (but not in excess of the applicable cap rate), thereby adversely affecting the Company's financial condition and results of operations.

DEPENDENCE ON JOINT VENTURE PARTNERS AND OTHERS FOR FINANCING DEVELOPMENT AND EXPANSION ACTIVITIES

           Mills plans to contribute to develop new retail properties and concepts. All of Mill's current and planned development projects are through joint ventures, primarily with Simon Property, Taubman Realty or Kan Am. Mills' planned level of development activity depends on the continuation of its relationships with these partners, their continued interest in participating in this activity, and on their ability to finance their obligations to the joint venture, all of which are outside of the control of Mills. In particular, Kan Am raises investor capital to fund its equity commitments for projects on a project-by-project basis. Mills cannot guarantee that Kan Am will be able to raise capital for any particular project in accordance with its commitment for such project. If one or more joint venture partners terminated its relationship with Mills, or failed to perform as expected, Mills may not be able to find another viable partner and, in such event, would be required to decrease development activity and curtail planning for new projects.

JOINT VENTURE PARTNERS' RIGHTS TO PARTICIPATE IN PROJECT MANAGEMENT

           Joint venture partners often share control over the operation of the joint venture assets. Although Mills generally seeks to maintain sufficient control of any joint venture to permit its objectives to be achieved, Mills is not able to take specified significant actions without the approval of joint venture partners, including, for example, the sale or refinancing of the joint ventures' property, the approval of annual budgets, entering into specified transactions with affiliates and settling litigation above specified thresholds.

           Actions by a joint venture partner could subject such assets to additional risk. Mills' joint venture partner in an investment might have economic of business interests or goals that are inconsistent with Mills interests or goals, or be in a position to take action contrary to Mills' instructions or requests or contrary Mills' policies or objectives. Also, Mills' joint venture partners could take actions binding on the joint venture without consent. Finally, a joint venture partner could go bankrupt, leaving Mills liable for its share of joint venture liabilities.

INFLUENCE OF OFFICERS, DIRECTORS AND SIGNIFICANT STOCKHOLDERS

           The executive officers of the Company and Kan Am and its affiliates which is substantially owned and controlled by three directors of the Company (the "Kan Am Directors"), and their respective affiliates directly and indirectly own a substantial percentage of the total Common Stock and Units outstanding. The Units not held by the Company are exchangeable for Common
Stock or, at the option of the Company as sole general partner of the Operating Partnership, the cash equivalent of that number of shares of Common Stock. Interested directors may not vote on whether to elect to pay cash in exchange for Units in which they have a direct or indirect interest. Various directors of the Company, including the Kan Am Directors, have substantial influence on the Company and, by virtue of their ownership of Common Stock, on the outcome of any matters submitted to the Company's stockholders for approval. The interests of such executive officers and Kan Am Directors might not be consistent with the interests of all other stockholders, and they may use their voting influence contrary to the stockholders' interest. Although there is no understanding or arrangement for these stockholders and their affiliates to act together on any matter, such stockholders would be in a position to exercise significant influence over the affairs of the Company if they were to act together. In the event that all or a substantial portion of such Units are exchanged for shares of Common Stock, such persons will increase their influence over the Company and on the outcome of any matters submitted to the Company's stockholders for approval. The influence and voting power of the remaining stockholders would be correspondingly limited.

           The Company, as the sole general partner of the Operating Partnership, may have certain fiduciary responsibilities to the other partners in the Operating Partnership which may conflict with the interests of the stockholders of the Company (including decisions regarding the sale or refinancing of the Mills' properties and the timing and amount of distributions from the Operating Partnership). In addition, those individuals and entities (including the executive officers of the Company, the Kan Am Directors and their respective affiliates) that hold Units may have certain limited rights in decisions affecting the Operating Partnership that may conflict with the interests of those individuals and entities that purchase shares of Preferred Stock in this offering. In particular, a holder of Units may suffer different and/or more adverse tax consequences than the Company upon the sale or refinancing of some of the properties as a result of unrealized gain attributable to certain properties or the tax status of the Unit holder. These Unit holders and the Company, therefore, may have different objectives regarding the appropriate pricing and timing of any sale or refinancing of the Properties. Although the Company, as the sole general partner of the Operating Partnership, has the exclusive authority as to whether and on what terms to sell or refinance an individual property, these Units holders might seek to influence the Company not to sell or refinance the properties, even though such sale might otherwise be financially advantageous to the Company, or may seek to influence the Company to refinance a property with a higher level of debt than would be in the best interests of the Company.

           The Kan Am Directors and their respective affiliates also may have interests that may conflict with the interests of the stockholders of the Company in connection with Kan Am's joint ventures with the Operating Partnership to develop, own, and operate additional properties.

GENERAL RISKS OF DEVELOPING AND OPERATING RETAIL SHOPPING CENTERS

           The Company intends from time to time to develop new Mills or expand existing Mills, and may engage in the development of other retail or related mixed use projects, as such opportunities arise. Such projects generally require significant expenditures of capital and are frequently dependent on obtaining various forms of government and other approvals, the receipt of which cannot be assured. In addition, while policies with respect to development activities are intended to limit some of the risks otherwise associated with development, the Company nevertheless would incur development risks in connection with any such project, including expenditures of funds for, and devotion of management's time to, projects which may not be developed on a timely basis or at all. Accordingly, there can be no assurance if or when any development of new Mills, other retail or related mixed use projects or expansions of existing properties would be completed, or if completed, that the costs of development or expansion would not exceed, by a material amount, projected costs.

           The Company's income and cash available for distribution would be adversely affected if multiple tenants were unable to meet their obligations. In the event of default by a tenant, the Company may experience delays in enforcing its rights as lessor and may incur substantial costs in protecting its investment. Moreover, at any time, certain of the Company's tenants including anchor store tenants may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and, if followed by their closing or by their sale to less desirable retailers, could adversely affect customer traffic in a center and thereby reduce the income generated by that center. Furthermore, certain of the Company's tenants, including anchor tenants, hold the right under their leases to terminate their leases or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants are closed, if certain sales levels are not achieved, or if an exclusive use provision is violated.

           The Company's income and cash available for distribution also would be adversely affected if the Company were unable either to rent unleased space in the properties or to relet space after the expiration of a tenant's lease on economically favorable lease terms. The ability of the Company to rent or to relet space in the properties is affected by many factors, including covenants contained in leases with certain tenants in the properties restricting the use of other space at the properties. The Company's tenants generally enter into leases with an initial term ranging from five to 15 years. No assurance can be given that any tenant whose lease expires in the future will renew its lease at that time, or on economically favorable terms, or that the Company will be able to find a replacement tenant. The failure by the Company to rent unleased space on a timely basis or at all would likely adversely affect the Company's financial condition and results of operations. The Company may also incur costs in making improvements or repairs to property required by a new tenant.

           There are other companies that are engaged in the development or ownership of value retail properties that compete with the Company in seeking tenants. This results in competition for acquisition of prime locations and for tenants who will lease space in the value retail properties that the Company and its competitors own or operate. The development of new super-regional malls or other retail shopping centers with more convenient locations or better rents may attract the Company's tenants or cause them to seek more favorable lease terms at or prior to renewal, and may accordingly adversely affect the business, revenues or value of the properties.

GENERAL RISKS OF EQUITY REAL ESTATE INVESTMENTS

           Real property investments are subject to varying degrees of risk. The economic performance and value of a property are affected by a number of factors, including: the national economic climate; the regional economic climate (which may be adversely impacted by plant closings, industry slowdowns and other factors); local real estate conditions such as an oversupply of retail space or a reduction in demand for real estate in the area; the attractiveness of the properties to tenants; competition from other available space; the quality of maintenance, insurance and management services; and increased operating costs. In addition, other factors may adversely affect a property's value, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the availability of financing and potential liability under environmental and other laws.

           Equity real estate investments are relatively illiquid and therefore tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. All of the properties are in the same line of business. In addition, certain significant expenditures associated with each equity investment (such as debt service, real estate taxes and operating and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment. If any property fails, the ability to convert the property to an attractive alternative use or to sell the property to recoup the Company's investment may be limited. Should any of the foregoing events occur, the Company's income and cash flows would be adversely affected.

           Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in its properties or disposed of by it, as well as certain other potential costs which could relate to hazardous or toxic substances. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The failure to remediate properly such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. Such costs or liabilities may exceed the value of such real estate.

           The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with policy specifications and insured limits that it believes are customary for similar properties. The Company also carries comprehensive earthquake and pollution cleanup coverage on all its properties. With respect to the Mills only, the Company carries off-premises power coverage and with respect to Sawgrass Mills only, the Company carries sinkhole coverage. There are certain types of losses (generally of a catastrophic nature, such as wars or other acts of God) which may be either uninsurable or not economically insurable. Should an uninsured loss occur with respect to a property, the Company could lose both its invested capital in and anticipated profits from the property.

           The Company has invested and expects in the future to invest in certain instances as a co-venturer or partner in the development of new properties, instead of developing projects directly. Such investments may involve risks not present in a wholly-owned development project, including the absence of exclusive control over the development, financing, leasing, management and other aspects of the project and the possibility that the Company's co-venturer or participating lender might become bankrupt, have interests or goals that are inconsistent with those of the Company, take action contrary to the instructions, requests or interests of the Company or otherwise impede the Company's objectives. The Operating Partnership may also have fiduciary responsibilities to the other investors which may conflict with the interests of the Company's stockholders.

RISKS RELATING TO CONTROL OF THE COMPANY

           The major policies of the Company, including its policies with respect to development, acquisitions, financing, growth, operations, debt capitalization and distributions, are determined by the Company's Board of Directors. The Board of Directors may revise these and other policies from time to time, subject to certain limitations, without the approval of stockholders. Accordingly, stockholders have little control over changes in policies of the Company other than its policy of maintaining its qualification as a REIT. A change in these policies could adversely affect the Company's financial condition or results of operations.

           Certain provisions in the Amended and Restated Certificate of Incorporation of the Company (the "Certificate of Incorporation") and the Amended and Restated Bylaws of the Company (the "Bylaws") may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby have the effect of impeding a change in control of the Company under circumstances that could give the holders of Common Stock the opportunity to realize a premium over the then prevailing market price. The Certificate of Incorporation further authorizes the Board of Directors to issue up to 20,000,000 shares of Preferred Stock, and to establish the preferences and rights (including the right to vote and the right to convert into Common Stock) of any shares of Preferred Stock issued. The power to issue Preferred Stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the best interests of the stockholders. The ownership limit also may have the effect of precluding acquisition of control of the Company by a third party even if a change in control were in the best interests of the stockholders. In addition, the Board of Directors of the Company has three classes of directors. Directors for each class are chosen for a three-year term upon the expiration of the current class' term. The staggered terms for directors may affect the stockholders' ability to change control of the Company even if a change in control were in the stockholders' best interest

MATTERS RELATING TO QUALIFICATIONS AS A REIT

           There can be no assurance that Mills actually qualifies as a REIT or will continue to qualify as a REIT. Many of the REIT requirements are highly technical and complex, and depend on various factual matters and circumstances that may not be totally within Mills' control. Any determination that Mills does not qualify as a REIT would have a material adverse effect on Mills' results of operations. Even if Mills does continue to qualify as a REIT, new tax rules or legislation may change the way Mills is taxed. In addition, for Mills to qualify as a REIT, ownership of Mills' capital stock by any one individual is generally limited to 5% of the outstanding capital stock, and any transfer that would cause the transferee to violate this limit will be void or will result in the transferred shares being converted into shares of stock that are non-voting and that may not participate in distributions.

ITEM 2.  PROPERTIES

           The following tables set forth certain information relating to our properties as of December 31, 2000. The Company holds title to the properties or directly or indirectly holds 100% of the general and limited partnership interests in the partnerships that own Potomac Mills, Franklin Mills, Sawgrass Mills (Phases I and II) and Gurnee Mills. The Operating Partnership also owns, directly or indirectly, interests as both a general partner and a limited partner in the joint ventures that own the following properties: Ontario Mills (50%), Grapevine Mills (37.5%), Arizona Mills (36.8%), The Block at Orange (50%), The Oasis at Sawgrass (50%), Concord Mills (37.5%), Katy Mills (62.5%), Opry Mills (66.7%) and Arundel Mills (37.5%). The Operating Partnership has also formed joint ventures to develop additional properties. We and our joint venture partners are entitled to a 9% preferred return on each of our qualified capital contributions and any remaining cash flow is distributed in accordance with each partners' respective ownership interests.

                              SUMMARY OF PROPERTIES

     The following table sets forth certain information with respect to the Mills, the Block and the Community Center as of December 31, 2000:

                                METROPOLITAN               YEAR               APPROX.
       NAME/                        AREA                  OPENED/               GLA               PERCENT
      LOCATION                     SERVED                 ACQUIRED          (SQ.FT.) (1)         LEASED (2)
-----------------------    -----------------------    -----------------    ---------------    -----------------
MILLS
                           Washington
  Potomac Mills            D.C./Baltimore                   1985               1,635,591            98%





                           Philadelphia/
  Franklin Mills           Wilmington                       1989               1,739,480             96





                           Fort Lauderdale/
  Sawgrass Mills           Miami/Palm Beach                 1990               1,849,159             99






                           Chicago/
  Gurnee Mills             Milwaukee                        1991               1,699,808             97






  Ontario Mills            Los Angeles                      1996               1,471,096             98







                               ANNUALIZED             NO. OF
       NAME/                      BASE                ANCHOR
      LOCATION                  RENT (3)            STORES (4)                         ANCHOR STORE TENANTS
-----------------------    -------------------    ----------------    --------------------------------------------------------
MILLS
                                                                      AMC Theatres, Books-A-Million, Burlington Coat
  Potomac Mills            $   22,979,703               19            Factory, Daffy's, Group USA, Homeplace, IKEA,  J.C.
                                                                      Penney, L.L. Bean Factory Store, Linens 'N Things,
                                                                      Marshalls, Nordstrom Rack, Old Navy, Off  5th - Saks
                                                                      Fifth Avenue, Spiegel, Sports Authority, Syms, T.J.
                                                                      Maxx, Vans Skate Park

                                                                      Bed, Bath & Beyond, Boscov's, Burlington Coat
  Franklin Mills               18,738,180               19            Factory,  General Cinema, Group USA, J.C. Penney, J.M.
                                                                      Fallas, Jillians, Last Call-Neiman Marcus, Marshalls,
                                                                      Modells Sporting Goods, Nordstrom Factory,  OfficeMax,
                                                                      Phar-Mor, Off 5th - Saks Fifth Avenue, Rainforest
                                                                      Cafe, Sam Ash Music, Sam's Wholesale, Syms

                                                                      Beall's Outlet, Bed, Bath & Beyond, Books-A-Million,
  Sawgrass Mills               27,089,033               20            Brandsmart, Burlington Coat Factory,  GAP, Homeplace,
                                                                      J.C. Penney, Last Call-Neiman Marcus, Marshalls,
                                                                      Outlet Marketplace, Rainforest Cafe, Off  5th - Saks
                                                                      Fifth Avenue, Service Merchandise, Spec's Outlet,
                                                                      Spiegel, Sports Authority, Sun & Ski Sports, T.J.
                                                                      Maxx, Target

                                                                      Bass Pro Shops Outdoor World, Bed, Bath & Beyond,
  Gurnee Mills                 18,262,971               16            Burlington Coat Factory, Homeplace,  J.C. Penney,
                                                                      Marcus Cinema, Marshalls, Off 5th - Saks Fifth Avenue,
                                                                      Rainforest Cafe, Rinkside Sports,  Spiegel, Sports
                                                                      Authority, Syms, T.J. Maxx, Value City, VF Factory
                                                                      Outlet

                                                                      AMC Theatres, Bed, Bath & Beyond, Burlington Coat
  Ontario Mills                20,411,794               23            Factory, Cost Plus, Dave & Busters, Foozles, Group
                                                                      USA, Hollytron, Iguana Ameramex, J.C. Penney,
                                                                      Marshalls, Mikasa, Off Rodeo Drive, Off 5th - Saks
                                                                      Fifth Avenue, Rainforest Cafe, Saks Fifth Avenue, Sam
                                                                      Ash Music, Sega Gameworks, Sports Authority, T.J.
                                                                      Maxx, Totally for Kids, Van's Skate Park, Virgin
                                                                      Megastores

                                METROPOLITAN               YEAR               APPROX.
       NAME/                        AREA                  OPENED/               GLA               PERCENT
      LOCATION                     SERVED                 ACQUIRED          (SQ.FT.) (1)         LEASED (2)
-----------------------    -----------------------    -----------------    ---------------    -----------------
Grapevine                  Dallas/
Mills                      Fort Worth                       1997              1,547,611             97%








Arizona Mills              Phoenix                          1997              1,227,564             98






The Oasis                  Ft. Lauderdale/
at Sawgrass                Miami/                           1999                 290,063            90
                           Palm Beach


Concord Mills              Charlotte                        1999              1,260,655             94






Katy Mills
                           Houston                          1999              1,189,726             92





                                 ANNUALIZED             NO. OF
       NAME/                        BASE                ANCHOR
      LOCATION                    RENT (3)            STORES (4)                         ANCHOR STORE TENANTS
-----------------------      -------------------    ----------------    -------------------------------------------------------
Grapevine                                                                 AMC Theatres, Bass Pro Shops Outdoor World, Bed,
Mills                         $  21,944,926                 20            Bath & Beyond, Books-A-Million, Burlington Coat
                                                                          Factory, Group USA, Iguana Ameramex, J.C. Penney,
                                                                          Just for Feet, Marshalls, Off Rodeo Drive, Old
                                                                          Navy, Polar Ice,  Rainforest Cafe, Off 5th - Saks
                                                                          Fifth Avenue, Sega Gameworks, Sports Authority,
                                                                          Sun & Ski Sports, Virgin Megastores,  Western
                                                                          Warehouse

                                                                          Burlington Coat Factory, Group USA, Harkin's Great
Arizona Mills                    20,151,140                 16            Mall Cinemas, Hi-Health World of Nutrition, Hilo
                                                                          Hattie, J.C. Penney, Last Call-Nieman Marcus,
                                                                          Linens' N Things, Marshalls, Off 5th - Saks Fifth
                                                                          Avenue, Off Rodeo Drive, Oshman's Supersports,
                                                                          Rainforest Cafe, Ross Dress for Less, Sega
                                                                          Gameworks, Virgin Megastores

The Oasis                                                                 Regal Theatres, Ron Jon Surf Shop, Sega Gameworks
at Sawgrass                        5,238,497                 3

                                                                          AC Moore Arts & Crafts, Alabama Grill, AMC
Concord Mills                     19,833,882                16            Theatres, Bass Pro Shops Outdoor World, Bed, Bath
                                                                          & Beyond, Blacklion, Books-A-Million, Burlington
                                                                          Coat Factory, F.Y.E. (For Your Entertainment),
                                                                          Group USA, Jeepers, Jillian's, Off 5th - Saks
                                                                          Fifth Avenue, Old Navy, Sun & Ski Sports,  T.J.
                                                                          Maxx

Katy Mills                                                                AMC Theatres, Bass Pro Shops Outdoor World, Bed,
                                  18,041,503                13            Bath & Beyond, Books-A-Million, Boot Town,
                                                                          Burlington Coat Factory, F.Y.E. (For Your
                                                                          Entertainment), Jillian's, Marshalls, Off 5th -
                                                                          Saks Fifth Avenue, Old Navy, Rainforest Cafe, Sun
                                                                          & Ski Sports

                                METROPOLITAN               YEAR               APPROX.
       NAME/                        AREA                  OPENED/               GLA               PERCENT
      LOCATION                     SERVED                 ACQUIRED          (SQ.FT.) (1)         LEASED (2)
-----------------------    -----------------------    -----------------    ---------------    -----------------

Opry  Mills                Nashville                        2000              1,111,264             97





                           Baltimore/
Arundel Mills              Washington, DC                   2000              1,011,023             88%



                                                                          ----------------    ----------------

MILLS TOTALS/
   WEIGHTED AVERAGES                                                         16,033,040             96%
                                                                          ================    ================




  The Block                Los Angeles/
  at Orange                Orange County                    1998                642,057             95%
                                                                          ================    ================


Liberty Plaza              Philadelphia                     1994                371,535             97%
                                                                          ================    ================

                                 ANNUALIZED               NO. OF
       NAME/                        BASE                  ANCHOR
      LOCATION                    RENT (3)              STORES (4)                         ANCHOR STORE TENANTS
-----------------------      -------------------      ----------------    --------------------------------------------------------
                                                                          Alabama Grill, Apple Barn, Barnes & Nobel, Bass
Opry  Mills                        21,888,305                 15          Pro Shops Outdoor World, Bed, Bath & Beyond,
                                                                          Blacklion, Gibson Guitar, Jillian's, Off Broadway
                                                                          Shoes, Old Navy, Rainforest Cafe, Regal Theatre,
                                                                          Off-5th Saks 5th Avenue, Sun & Ski Sports, Tower
                                                                          Records

                                                                          Bed, Bath & Beyond, Books-A-Million, Burlington
Arundel Mills                   $  19,503,121                 11          Coat Factory, F.Y.E. (For Your Entertainment),
                                                                          Jillian's, Muvico Theatres, Off-5th Saks 5th
                                                                          Avenue, Off Broadway Shoes, Old Navy, Sun & Ski
                                                                          Sports, T.J. Maxx
                              ------------------   -----------------

MILLS TOTALS/
   WEIGHTED AVERAGES            $ 234,083,035                191
                              ==================   =================

                                                                          AMC Theatres, Borders Books and Music, Dave &
                                                                          Busters, Hilo Hattie, Mars Music, Off 5th - Saks
                                                                          Fifth Avenue, Ron Jon Surf Shop, Sega Gameworks,
  The Block                                                               Van's Skate Park, Virgin Megastores
  at Orange                        14,072,727                 10
                              ==================   =================

                                                                          Dicks Clothing & Sporting Goods, Raymour &
Liberty Plaza                   $   3,032,714                  4          Flanigan, Super Fresh Food Market, Wall-Mart
                              ==================   =================

--------------------

(1) Includes 960,933 square feet of gross leasable area owned by tenants as follows: Potomac Mills-80,000 square feet; Franklin Mills-209,612 square feet; Sawgrass Mills-281,774 square feet; Gurnee Mills-250,806 square feet; Ontario Mills-125,000 square feet; and Liberty Plaza - 13,741 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also included.
(2) Percent leased is defined as all space leased and for which rent is being paid as of December 1, 2000, excluding tenants with leases having a term of less than one year plus gross leasable area owned by store tenants described in footnote (1).
(3) Annualized base rent is defined as the contractual minimum rent of tenants comprising gross leasable area at December 1, 2000 multiplied by 12, excluding tenants as noted in footnote (1).
(4)   Anchor stores include all stores occupying more than 20,000 square feet.

               PROPERTY OPERATING INCOME (IN THOUSANDS, UNAUDITED)

The following table sets forth the property operating income for each of the Mills, the Block, Mainstreet (our push cart program), Community Centers and the Net Lease Properties. The purpose of this table is to provide details about selected line items within our consolidated financial statements for the year ended December 31, 2000 and is not intended to be a representation of net income according to accounting principles generally accepted in the United States.

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000

WHOLLY OWNED PROPERTIES



                                                                                         LIBERTY
                                       POTOMAC  FRANKLIN  SAWGRASS  GURNEE   MAINSTREET   PLAZA
                                       -------  --------  --------  ------   ----------  -------
 RENTAL REVENUES:
    Minimum rent                       $22,417  $18,574   $26,056   $18,350    $3,947    $2,419
    Percentage rent                        320      406     1,200       490       361         -
    Recoveries from tenants              9,994   12,503    15,425    10,393        95       706
    Other revenue                        1,695    1,286     4,056     1,969       723        49
                                       -------  -------   -------   -------    ------    ------
       Total rental revenues            34,426   32,769    46,737    31,202     5,126     3,174
                                       -------  -------   -------   -------    ------    ------

 PROPERTY OPERATING COSTS:
    Recoverable from tenants             8,178    9,253    14,075     8,810         -       854
    Other operating  (1)                   398      806       660       894     2,309        95
                                       -------  -------   -------   -------    ------    ------
      Total property operating costs     8,576   10,059    14,735     9,704     2,309       949
                                       -------  -------   -------   -------    ------    ------

 PROPERTY OPERATING INCOME             $25,850  $22,710   $32,002   $21,498    $2,817    $2,225
                                       =======  =======   =======   =======    ======    ======

                                        SINGLE         TOTAL
                                        TENANT        WITHOUT
                                       NET LEASE      DISPOSED        DISPOSED
                                       PROPERTIES  PROPERTIES (2)  PROPERTIES (2)    TOTAL
                                       ----------  --------------  --------------    -----
 RENTAL REVENUES:
    Minimum rent                         $2,518      $ 94,281          $9,269      $ 103,550
    Percentage rent                           -         2,777             114          2,891
    Recoveries from tenants                   -        49,116           2,890         52,006
    Other revenue                             -         9,778             536         10,314
                                         ------      --------          ------      ---------
       Total rental revenues              2,518       155,952          12,809        168,761
                                         ------      --------          ------      ---------

 PROPERTY OPERATING COSTS:
    Recoverable from tenants                  -        41,170           3,163         44,333
    Other operating  (1)                      -         5,162             200          5,362
                                         ------      --------          ------      ---------
      Total property operating costs          -        46,332           3,363         49,695
                                         ------      --------          ------      ---------

 PROPERTY OPERATING INCOME               $2,518      $109,620          $9,446      $ 119,066
                                         ======      ========          ======      =========

UNCONSOLIDATED JOINT VENTURES

                                       ONTARIO  GRAPEVINE  ARIZONA  THE BLOCK  THE OASIS  CONCORD
                                       -------  ---------  -------  ---------  ---------  -------
  RENTAL REVENUES:
     Minimum rent                      $20,730   $23,959   $21,425   $16,721     $5,763   $20,510
     Percentage rent                     1,234       736       744       461        411       288
     Recoveries from tenants             9,618    11,139     8,622     3,817      2,537     6,595
     Other revenue                       5,373     5,534     4,867     1,292        226     2,128
                                       -------   -------   -------   -------     ------   -------
      Total rental revenues             36,955    41,368    35,658    22,291      8,937    29,521
                                       -------   -------   -------   -------     ------   -------

  PROPERTY OPERATING COSTS:
     Recoverable from tenants            8,704     9,352     7,932     4,840      2,482     6,023
     Other operating (1)                 1,989       550       812     1,124        720       537
                                       -------   -------   -------   -------     ------   -------
      Total property operating costs    10,693     9,902     8,744     5,964      3,202     6,560
                                       -------   -------   -------   -------     ------   -------

  PROPERTY OPERATING INCOME            $26,262   $31,466   $26,914   $16,327     $5,735   $22,961
                                       =======   =======   =======   =======     ======   =======

                                         KATY     OPRY    ARUNDEL   OTHER      TOTAL
                                         ----     ----    -------   -----      -----
  RENTAL REVENUES:
     Minimum rent                      $19,352  $14,364   $2,550    $ 139   $145,513
     Percentage rent                       281      106        -        -      4,261
     Recoveries from tenants             8,953    4,913      673        3     56,870
     Other revenue                       1,879    1,497      562        -     23,358
                                       -------  -------   ------    -----   --------
      Total rental revenues             30,465   20,880    3,785      142    230,002
                                       -------  -------   ------    -----   --------

  PROPERTY OPERATING COSTS:
     Recoverable from tenants            8,633    4,130      618        -     52,714
     Other operating (1)                   941      537       31      679      7,920
                                       -------  -------   ------    -----   --------
      Total property operating costs     9,574    4,667      649      679     60,634
                                       -------  -------   ------    -----   --------

  PROPERTY OPERATING INCOME            $20,891  $16,213   $3,136    $(537)  $169,368
                                       =======  =======   ======    =====   ========

--------------

(1)   Total property operating costs excludes management fees as follows:
      Potomac Mills - $981, Franklin Mills - $785, Sawgrass Mills - $1,060, Gurnee Mills - $768, Liberty Plaza - $98, Disposed Properties - $369, Ontario Mills - $1,081, Grapevine Mills - $1,587, Arizona Mills - $1,601, The Block at Orange - $656, The Oasis at Sawgrass - $209, Concord Mills - $1,363, Katy Mills - $735, Opry Mills - $559 and Arundel Mills - $186.
(2) On August 3, 2000, the Company sold its interest in ten community centers (the "Disposed Properties").

                               OCCUPANCY ANALYSIS

The following table sets forth occupancy analysis for our Mills, Liberty Plaza and the Block as of December 31, 2000.

                                    GROSS LEASED AND OCCUPIED AREA              GROSS LEASED AND OCCUPIED AREA,
                                              (SQ.FT.) (1)                         NET OF ANCHORS (SQ.FT.) (2)
                              ------------------------------------------    ----------------------------------------
                                                  GLA                                         GLA
                                                OCCUPIED                                    OCCUPIED
                                TOTAL              AT                         TOTAL            AT
         PROJECT                 GLA          12/31/00 (3)       PERCENT       GLA         12/31/00 (3)      PERCENT
-------------------------     ---------       ------------       -------    ---------      ------------      -------

MILLS:
  Potomac Mills               1,635,591        1,602,577          97.98%      626,676         593,662          94.73%
  Franklin Mills              1,739,480        1,668,432          95.92       614,166         543,118          88.43
  Sawgrass Mills              1,849,159        1,822,609          98.56       676,617         650,067          96.08
  Gurnee Mills                1,699,808        1,642,254          96.61       623,162         565,608          90.76
                             ----------       ----------          -----     ---------       ---------          -----
  Total Mills                 6,924,038        6,735,872          97.28     2,540,621       2,352,455          92.59

  Liberty Plaza                 371,535          359,644          96.80        52,280          40,389          77.26

                             ----------       ----------          -----     ---------       ---------          -----
Total Wholly Owned            7,295,573        7,095,516          97.26%    2,592,901       2,392,844          92.28%
                             ==========        =========          =====     =========       =========          =====


JOINT VENTURES:
  Ontario Mills               1,471,096        1,439,313          97.84%      509,569         477,786          93.76%
  Grapevine Mills             1,547,611        1,493,579          96.51       520,983         499,236          95.83
  Arizona Mills               1,227,564        1,208,854          98.48       521,475         502,765          96.41
  Concord Mills               1,260,655        1,186,063          94.08       569,313         494,721          86.90
  Katy Mills                  1,189,726        1,093,466          91.91       562,560         488,740          86.88
  Opry Mills                  1,111,264        1,076,306          96.85       534,867         499,909          93.46
  Arundel Mills               1,011,023          885,974          87.63       539,426         414,377          76.82
  The Oasis at Sawgrass         290,063          260,365          89.76       155,203         125,505          80.87
  The Block at Orange           642,057          610,628          95.10       257,341         225,912          87.79
                             ----------       ----------          -----     ---------       ---------          -----

Total Joint Ventures          9,751,059        9,254,548          94.91%    4,170,737       3,728,951          89.41%
                             ==========       ==========          =====     =========       =========          =====

Total Mills                  16,033,040       15,379,792          95.93%    6,454,017       5,855,494          90.73%
                             ==========       ==========          =====     =========       =========          =====

Total Wholly Owned
    and Joint Ventures       17,046,632       16,350,064          95.91%    6,763,638       6,121,795          90.51%
                             ==========       ==========          =====     =========       =========          =====

                                        TOTAL VACANT (SQ.FT.)
                                -----------------------------------

                                             SPECIALTY
         PROJECT                ANCHOR         STORE         TOTAL
-------------------------       ------       ---------      --------

MILLS:
  Potomac Mills                    --          33,014        33,014
  Franklin Mills                   --          71,048        71,048
  Sawgrass Mills                   --          26,550        26,550
  Gurnee Mills                     --          57,554        57,554
                                 ------       -------       -------
  Total Mills                      --         188,166       188,166

  Liberty Plaza                    --          11,891        11,891

                                 ------       -------       -------
Total Wholly Owned                 --         200,057       200,057
                                 ======       =======       =======


JOINT VENTURES:
  Ontario Mills                    --          31,783        31,783
  Grapevine Mills                32,285        21,747        54,032
  Arizona Mills                    --          18,710        18,710
  Concord Mills                    --          74,592        74,592
  Katy Mills                     22,440        73,820        96,260
  Opry Mills                       --          34,958        34,958
  Arundel Mills                    --         125,049       125,049
The Oasis at Sawgrass              --          29,698        29,698
  The Block at Orange              --          31,429        31,429
                                 ------       -------       -------

Total Joint Ventures             54,725       441,786       496,511
                                 ======       =======       =======

Total Mills                      54,725       598,523       653,248
                                 ======       =======       =======

Total Wholly Owned
    and Joint Ventures           54,725       641,843       696,568
                                 ======       =======       =======

(1) Includes 960,933 square feet of gross leasable area owned by certain store tenants as follows: Potomac Mills-80,000 square feet; Franklin Mills-209,612 square feet; Sawgrass Mills-281,774 square feet; Gurnee Mills-250,806 square feet; Liberty Plaza-13,741 square feet; and Ontario Mills-125,000 square feet. A ground lease at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also included.
(2)     Anchor stores include all stores occupying more than 20,000 square feet.
(3) Gross leasable area occupied is defined as follows: (i) all space leased and for which rent is being paid as of December 1, 2000, excluding tenants with leases that have a term of less than one year, plus (ii) gross leasable area owned by certain store tenants.

                          LEASE EXPIRATION SCHEDULE (1)


The following table shows lease expirations assuming that none of the tenants exercise renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 2000, multiplied by 12.

WHOLLY OWNED PROPERTIES                                                                               Percent of       Percent
                                                                                                     Total Leased      of Total
ANCHOR/MAJOR TENANT EXPIRATIONS (2), (3)                         Annualized        Annualized           Square         Minimum
                                                                   Minimum           Minimum            Footage         Rents
       Lease               Number              Leased               Rents             Rents          Represented      Represented
    Expiration            of Leases            Area in              Under              per            by Expiring     by Expiring
       Year               Expiring          Square Footage     Expiring Leases     Square Foot          Leases      Expiring Leases
------------------     --------------     -----------------  -----------------   ---------------    --------------  ---------------
       2001                  10                  582,818     $       4,037,864   $          6.93         15.39%          13.20%
       2002                   5                  167,786             1,369,423              8.16          4.43            4.48
       2003                   7                  411,050             2,601,357              6.33         10.85            8.50
       2004                   9                  421,103             3,730,024              8.86         11.12           12.19
       2005                   9                  407,586             3,152,141              7.73         10.76           10.30
       2006                   6                  322,419             3,505,254             10.87          8.51           11.46
       2007                   3                   92,072               855,644              9.29          2.43            2.80
       2008                   5                  346,169             2,855,359              8.25          9.14            9.33
       2009                   3                  348,643             2,416,644              6.93          9.20            7.90
       2010                   5                  238,079             2,065,139              8.67          6.29            6.75
    After 2010                7                  449,865             4,004,306              8.90         11.88           13.09
                        -------             ------------     -----------------   ---------------       -------         -------
                             69                3,787,590     $      30,593,155   $          8.08        100.00%         100.00%

SPECIALTY TENANT EXPIRATIONS
       2001                 181                  518,280     $      12,312,736   $         23.76         21.78%          20.69%
       2002                 122                  355,438             8,664,778             24.38         14.94           14.56
       2003                 117                  379,985             9,521,853             25.06         15.97           16.00
       2004                  76                  252,981             5,885,138             23.26         10.63            9.89
       2005                 110                  437,540            11,059,306             25.28         18.39           18.58
       2006                  36                  132,300             3,119,647             23.58          5.56            5.24
       2007                  26                   47,836             1,935,454             40.46          2.01            3.25
       2008                  16                   57,462             1,441,428             25.08          2.42            2.42
       2009                  18                   66,402             1,751,328             26.37          2.79            2.94
       2010                  36                   83,894             2,594,615             30.93          3.53            4.36
    After 2010               14                   46,985             1,223,143             26.03          1.98            2.07
                        -------             ------------     -----------------   ---------------       -------         -------
                            752                2,379,103     $      59,509,426   $         25.01        100.00%         100.00%
TOTALS
       2001                 191                1,101,098     $      16,350,600   $         14.85         17.86%          18.15%
       2002                 127                  523,224            10,034,201             19.18          8.48           11.14
       2003                 124                  791,035            12,123,210             15.33         12.83           13.45
       2004                  85                  674,084             9,615,162             14.26         10.93           10.67
       2005                 119                  845,126            14,211,447             16.82         13.70           15.77
       2006                  42                  454,719             6,624,901             14.57          7.37            7.35
       2007                  29                  139,908             2,791,098             19.95          2.27            3.10
       2008                  21                  403,631             4,296,787             10.65          6.55            4.77
       2009                  21                  415,045             4,167,972             10.04          6.73            4.63
       2010                  41                  321,973             4,659,754             14.47          5.22            5.17
    After 2010               21                  496,850             5,227,449             10.52          8.06            5.80
                        -------             ------------     -----------------   ---------------       -------         -------
                            821                6,166,693     $      90,102,581   $         14.61        100.00%         100.00%

(1) Excludes 835,933 square feet of gross leaseable area owned by tenants as follows: Potomac Mills - 80,000 square feet; Franklin Mills - 209,612 square feet; Sawgrass Mills - 281,774 square feet; Gurnee Mills - 250,806 square feet; and Liberty Plaza - 13,741 square feet. A ground lease at Franklin Mills of 152,370 square feet is excluded
(2) Anchor tenants are defined as any tenant whose GLA equals or exceeds 50,000 sq. ft. and Major tenants are defined as any tenant whose GLA equals or exceeds 2000 sq. ft. but is less than 50,000 sq. ft.
(3) For lease expiration purposes, Sawgrass Mills includes 59,480 square feet of gross leasable area that is owned in fee by Sawgrass Mills Phase III (The Oasis), but leased back to Sawgrass Mills and is sublet to Regal Theatres.

                          LEASE EXPIRATION SCHEDULE (1)

The following table shows lease expirations assuming that none of the tenants exercise renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 2000, multiplied by 12.

UNCONSOLIDATED JOINT VENTURES                                                            Percent of        Percent
                                                                                        Total Leased       of Total
ANCHOR/MAJOR TENANT EXPIRATIONS (2), (3)               Annualized       Annualized         Square          Minimum
                                                         Minimum          Minimum          Footage          Rents
   Lease            Number            Leased              Rents            Rents         Represented     Represented
 Expiration        of Leases          Area in             Under             per          by Expiring     by Expiring
   Year            Expiring        Square Footage    Expiring Leases    Square Foot         Leases      Expiring Leases
-----------        ---------       --------------    ---------------    -----------     -------------   ---------------
      2001                1             30,639        $   474,905        $    15.50           0.60%          0.73%
      2002                1             23,329            279,948             12.00           0.45           0.43
      2003                2             44,258            531,096             12.00           0.86           0.81
      2004                3             72,842            896,068             12.30           1.42           1.37
      2005               --                 --                 --                --             --             --
      2006                5            125,082          1,529,808             12.23           2.43           2.34
      2007               13            341,847          5,489,596             16.06           6.65           8.39
      2008                8            235,089          3,471,398             14.77           4.57           5.31
      2009               24            745,230         10,513,125             14.11          14.49          16.07
      2010               28            905,398         12,015,767             13.27          17.60          18.37
After 2010               40          2,619,979         30,206,925             11.53          50.94          46.18
                    -------          ---------        -----------        ----------         ------         ------
                        125          5,143,693        $65,408,636        $    12.72         100.00%        100.00%

SPECIALTY TENANT EXPIRATIONS
      2001               81            291,089        $ 6,038,657        $    20.75           7.76%          6.31%
      2002              138            422,803          9,799,974             23.18          11.28          10.24
      2003               99            317,895          7,972,885             25.08           8.48           8.33
      2004              137            516,066         11,582,453             22.44          13.76          12.11
      2005              136            474,259         11,766,565             24.81          12.65          12.30
      2006               68            230,475          5,771,018             25.04           6.15           6.03
      2007               88            265,467          6,862,739             25.85           7.08           7.17
      2008               61            180,849          5,682,200             31.42           4.82           5.94
      2009               87            294,858          8,233,362             27.92           7.86           8.61
      2010              133            499,475         14,199,457             28.43          13.32          14.84
After 2010               45            256,076          7,767,949             30.33           6.84           8.12
                    -------          ---------        -----------        ----------         ------         ------
                      1,073          3,749,312        $95,677,259        $    25.52         100.00%        100.00%
TOTALS
      2001               82            321,728        $ 6,513,562        $    20.25           3.62%          4.04%
      2002              139            446,132         10,079,922             22.59           5.02           6.26
      2003              101            362,153          8,503,981             23.48           4.07           5.28
      2004              140            588,908         12,478,521             21.19           6.62           7.75
      2005              136            474,259         11,766,565             24.81           5.33           7.30
      2006               73            355,557          7,300,826             20.53           4.00           4.53
      2007              101            607,314         12,352,335             20.34           6.83           7.67
      2008               69            415,938          9,153,598             22.01           4.68           5.68
      2009              111          1,040,088         18,746,487             18.02          11.70          11.64
      2010              161          1,404,873         26,215,224             18.66          15.80          16.27
After 2010               85          2,876,055         37,974,874             13.20          32.33          23.58
                    -------          ---------        -----------        ----------         ------         ------
                      1,198          8,893,005       $161,085,895        $    18.11         100.00%        100.00%

(1) Excludes 125,000 square feet of gross leaseable area owned by tenants as follows: Ontario Mills - 125,000 square feet. A ground lease at Grapevine Mills of 177,063 square feet is also excluded.
(2) Anchor tenants are defined as any tenant whose GLA equals or exceeds 50,000 sq. ft. and Major tenants are defined as any tenant whose GLA equals or exceeds 20,000 sq. ft. but is less than 50,000 sq. ft.
(3) For lease expiration purposes, Sawgrass Mills includes 59,480 square feet of gross leasable area that is owned in fee by Sawgrass Mills Phase III (The Oasis), but leased back to Sawgrass Mills and is sublet to Regal Theatres.

                                  AVERAGE RENTS

The following table sets forth, for each of the last five years, certain information regarding operating trends with respect to the existing Mills and The Block at Orange.

                                                               MINIMUM RENT PLUS PERCENTAGE RENT
                             ------------------------------------------------------------------------------------------------------
               AVERAGE                  TOTAL STORES                       ANCHOR STORES                       SPECIALTY STORES
               PERCENT       --------------------------------   -------------------------------  ----------------------------------
               LEASED                                PER                               PER                                 PER
   YEAR          (1)              TOTAL            SQ. FT.         TOTAL             SQ. FT.          TOTAL              SQ. FT.
----------   -------------   -----------------    -----------   ---------------    ------------  -----------------    -------------

 2000             95%        $   219,861,786         $17.12      $78,834,651            $10.08     $141,027,135            $27.94

 1999 (2)         96             166,145,597          16.41       57,382,233              9.55      108,763,364             26.43

 1998 (2)         96             143,417,531          15.41       47,700,311              8.65       95,717,220             25.24

 1997 (2)         94              98,587,164          14.65       30,145,762              7.58       68,441,402             24.84

 1996             94              78,313,084          13.97       22,409,034              6.80       55,904,050             24.21

-----------------
(1) Average percent leased is defined as total average space leased and for which rent was being paid excluding tenants with leases having a term of less than one year.
(2) Annual rent excludes $500,000 of ground lease rent for 1999 and $800,000 of ground lease rent for 1998 and 1997.


Note: The above amounts do not include Mainstreet retail income of $4,308,000 for 2000, $2,659,000 for 1999, $2,511,000 for 1998, $2,251,000 for 1997
        and $2,088,000 for 1996.

                                RENTAL RATES (1)


The following table sets forth the average base rent per leased square foot of store openings and closings for each property for the twelve months ended December 31, 2000, 1999, 1998, 1997 and 1996.

                                                       ANCHOR STORES
                  -----------------------------------------------------------------------------------
                        STORE OPENINGS                 STORE CLOSINGS                 RELEASING
                         DURING YEAR                     DURING YEAR                  SPREAD (2)
                  -------------------------        ------------------------      --------------------
                  AVERAGE BASE       TOTAL         AVERAGE BASE     TOTAL
                    RENT PER          PER            RENT PER        PER
   YEAR              SQ. FT.        SQ. FT.           SQ.FT.        SQ. FT.
----------        ------------     ---------       ------------    --------

   2000              $14.24         313,287          $10.16         177,003       $4.08         40.16%

   1999               10.39         297,754            9.05         112,302        1.34         14.81

   1998               11.94         234,059            8.48         224,636        3.46         40.80

   1997                7.33         393,342            7.32         233,471        0.01          0.14

   1996               18.54          91,653           12.95          74,453        5.59         43.17


                                                     SPECIALTY STORES
                  -----------------------------------------------------------------------------------
                        STORE OPENINGS                 STORE CLOSINGS                 RELEASING
                         DURING YEAR                     DURING YEAR                  SPREAD (2)
                  -------------------------        ------------------------      --------------------
                  AVERAGE BASE       TOTAL         AVERAGE BASE     TOTAL
                    RENT PER          PER            RENT PER        PER
   YEAR              SQ. FT.        SQ. FT.           SQ.FT.        SQ. FT.
----------        ------------     ---------       ------------    --------

   2000              $29.07         423,771          $25.16         391,141       $3.91        15.54%

   1999               26.09         318,864           24.50         454,633        1.59          6.49

   1998               23.43         405,408           21.80         339,988        1.63          7.48

   1997               22.83         415,593           20.92         402,105        1.91          9.13

   1996               22.76         290,825           19.97         311,250        2.79         13.97

(1) Katy Mills, Concord Mills, The Oasis at Sawgrass, The Block at Orange, Opry Mills and Arundel Mills are excluded from this analysis, due to still being in their initial lease-up phase. For the same reason, Ontario Mills for 1997, Grapevine Mills and Arizona Mills for 1998 are excluded.
(2) The releasing spread is calculated as the difference between per square foot openings and per square foot closings for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. Openings and closings include renewals but exclude exercised options.

                 SPECIALTY STORE TENANT REPORTED SALES ANALYSIS


                                                                 GROSS SALES (PSF)
                         ---------------------------------------------------------------------------------------------------
                              TWELVE MONTHS
                                  ENDED                                                                     PERCENTAGE
                              DECEMBER 31,              CURRENT YEAR              PRIOR YEAR                  CHANGE
                         ------------------------   ---------------------    ----------------------    ---------------------

                                  2000                      $352                     $337                     4.45%


                                  1999                      $337                     $332                     1.51%


                                  1998                      $342                     $340                     0.59%



                                                          COMPARABLE SALES (IN THOUSANDS)
                         ---------------------------------------------------------------------------------------------------
                              TWELVE MONTHS
                                  ENDED                                                                     PERCENTAGE
                              DECEMBER 31,              CURRENT YEAR              PRIOR YEAR                  CHANGE
                         ------------------------   ---------------------    ----------------------    ---------------------

                                  2000                   $1,070,290                $1,063,065                    0.68%


                                  1999                   $  991,116                $  986,197                    0.50%


                                  1998                   $  726,319                $  745,091                   -2.52%

Notes:

For the analysis above, the Company only includes those projects which the Company views as achieving stabilized performance levels. The projects included in the respective years are as follows:

        2000 Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills, Arizona Mills, The Block at Orange and The Oasis at Sawgrass

        1999 Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills and Ontario Mills

        1998 Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills and Ontario Mills

Comparable sales presented above are based on tenant reported sales for the twelve months ended December 31, 2000 versus the twelve months ended December 31, 1999 and include only those tenants that have been in occupancy for the 24 month period ended December 31, 2000. Concord Mills and Katy Mills which opened September 1999 and October 1999, respectively, are excluded from this analysis, since these projects have not reached stabilized performance levels.

DIVERSIFIED TENANT BASE

           Because our projects represent a collection of various retail formats under one roof, we believe that our tenant base represents one of the more diversified mixes of retailers in the industry today. This is evidenced by the fact that no tenant represents more than 4.0% of 2000 base rent. We further believe that the overall credit of our tenant base is strong given the diversity of our retailers and the large number of manufacturer outlet tenants. Our universe of tenants continues to expand.

           The following table, which includes our joint venture projects (Ontario Mills, Grapevine Mills, Arizona Mills, The Block at Orange, The Oasis at Sawgrass, Concord Mills, Katy Mills, Opry Mills and Arundel Mills), sets forth certain information with respect to our ten largest tenants (measured by 2000 base rent) as of December 31, 2000:

                                                                                        PERCENT OF
                                                            PERCENT OF                  TOTAL LEASED                 NUMBER
                                                               2000                    GROSS LEASABLE                  OF
                     TENANT                                 BASE RENT                       AREA                     STORES
      ---------------------------------------------    ----------------------    ----------------------------    ----------------

      AMC Theatres                                              4.0%                         3.3%                       6
      T.J. Maxx Group (1)                                       2.0                          3.9                       15
      J.C. Penney (2)                                           1.7                          4.3                        7
      GAP (3)                                                   1.6                          2.4                       28
      Burlington Coat Factory Group (4)                         1.6                          5.8                       11
      Rainforest Cafe                                           1.6                          1.0                        8
      Jillian's                                                 1.6                          1.7                        5
      Bed, Bath & Beyond                                        1.4                          2.3                        9
      Off 5th - Saks Fifth Avenue                               1.2                          2.3                       12
      Bass Pro Shops Outdoor World                              1.2                          4.3                        5
                                                       ----------------------    ----------------------------    ----------------

          Total                                                17.9%                        31.3%                     106
                                                       ======================    ============================    ================

---------------

(1)     Includes T.J. Maxx and Marshalls.
(2)     Includes J.C. Penney
(3)     Includes GAP Outlet, Old Navy and Banana Republic.
(4)     Includes Burlington Coat Factory and Totally 4 Kids.

DESCRIPTION OF EXISTING PROPERTIES

           Set forth below are descriptions of each of our existing Mills and Block properties.

           POTOMAC MILLS - WOODBRIDGE, VIRGINIA. Potomac Mills contains approximately 1.6 million square feet of gross leasable area, of which one anchor store tenant owns approximately 80,000 square feet. Potomac Mills opened in 1985 with a total of approximately 630,000 square feet of gross leasable area. As a result of customer demand, Potomac Mills was expanded to approximately 1.2 million square feet of gross leasable area in 1986. The Phase III expansion of Potomac Mills opened on September 30, 1993 and increased total gross leasable area by approximately 355,000 square feet. We completed construction of a 63,000 square foot Van's Skate Park which opened in the spring of 2000. Potomac Mills has 19 anchors, including: IKEA, J.C. Penney Outlet, Homeplace, Marshalls, Spiegel Outlet, AMC Theatres, The Sports Authority, Off 5th - Saks Fifth Avenue, T.J. Maxx, Syms, Group USA and Nordstrom Rack. Potomac Mills is situated on approximately 161 acres located approximately 20 miles southwest of Washington, D.C. Potomac Mills is adjacent to Interstate 95, which serves as one of the transportation backbones of the Washington metropolitan area. This location strategically positions Potomac Mills between the Washington/Baltimore metropolitan market to the north and Richmond, approximately 90 miles to the south. We own 100% of Potomac Mills.

           FRANKLIN MILLS - PHILADELPHIA, PENNSYLVANIA. Franklin Mills opened in 1989 and contains approximately 1.7 million square feet of gross leasable area, of which two anchor store tenants own approximately 209,000 square feet. We began remerchandising Franklin Mills in 1996 by upgrading its tenant mix and began construction on an entertainment zone, including themed restaurants and interactive entertainment venues, in the first half of 1997, which was completed in November 1998. Franklin Mills has 19 anchors, including: Bed, Bath & Beyond, Last Call from Neiman Marcus, Marshalls, Nordstrom Rack, Office Max, Off 5th-Saks Fifth Avenue, Jillian's, Syms and Sam Ash Music. Franklin Mills features what we believe is the largest concentration of outlet retailing in the Delaware Valley. With access from U.S. Highway 1 and the Pennsylvania Turnpike, Franklin Mills is strategically positioned approximately 15 miles northeast of Philadelphia's Center City and just west of Interstate 95, a major thoroughfare serving the greater Philadelphia/Wilmington metropolitan market. We own 100% of Franklin Mills.

           SAWGRASS MILLS - SUNRISE, FLORIDA. Sawgrass Mills, which opened in 1990, contains approximately 1.8 million square feet of gross leasable area, of which three anchor store tenants own approximately 282,000 square feet. As a result of customer demand, Sawgrass Mills was expanded by approximately 136,000 square feet of gross leasable area in 1995. We opened The Oasis at Sawgrass in April 1999 which consisted of an approximately 290,000 square foot entertainment zone anchored by a 24-screen Regal Theater. Other tenants include Sega Gameworks, Cheesecake Factory and Legal Seafoods. Sawgrass Mills has 19 anchors, including: Beall's Outlet Store, Burlington Coat Factory, Last Call from Neiman Marcus, Spiegel Outlet, The Sports Authority, Homeplace, GAP and Sun & Ski Sports. Sawgrass Mills is located in Florida's "Gold Coast" market approximately 11 miles west of Fort Lauderdale. The site lies adjacent to both the Sawgrass Expressway and Flamingo Road, between Sunrise and Oakland Park Boulevards. The entire South Florida region is linked by the road network of the Sawgrass Expressway, Interstate 75 and Interstate 595, which intersect at an interchange located less than two miles southwest of Sawgrass Mills. We own 100% of Sawgrass Mills, excluding The Oasis at Sawgrass.

           GURNEE MILLS - GURNEE, ILLINOIS. Gurnee Mills opened in 1991 and contains approximately 1.7 million square feet of gross leasable area, of which three anchor store tenants own approximately 251,000 square feet. We completed construction of an expansion of over 195,000 square feet of gross leasable area in 1999, which added an ice skating rink to the existing mall. Gurnee Mills has been remerchandised resulting in the upgrade of the project's tenant mix. Gurnee Mills has 16 anchors, including: Bass Pro Shops Outdoor World, Rinkside Sports, J.C. Penney Outlet, Homeplace, Marshalls, Spiegel Outlet, Bed, Bath & Beyond, The Sports Authority, Off 5th-Saks Fifth Avenue, T.J. Maxx and Syms. The project is located adjacent to Interstate 94, the major north/south thoroughfare linking Chicago and Milwaukee. Gurnee Mills is clearly visible from Interstate 94 and is situated directly across from Six Flags Great America, one of the largest amusement parks in the Midwest. We own 100% of Gurnee Mills.

           ONTARIO MILLS - ONTARIO, CALIFORNIA. Ontario Mills opened in 1996 and contains approximately 1.5 million square feet of gross leasable area comprised of approximately 1,000,000 square feet of anchor space and approximately 500,000 square feet of specialty store space. In 1999, we completed a 136,000 square foot expansion which included tenants such as Van's Skate Park, Sam Ash Music, Cost Plus and Iguana Ameramex. Ontario Mills currently has 23 anchors, including: Off 5th-Saks Fifth Avenue, Cost Plus, Dave & Busters, Hollytron, Iguana Ameramex, J.C. Penney Outlet, Burlington Coat Factory, The Sports Authority, Marshalls, Bed, Bath & Beyond, Mikasa, Off Rodeo Drive, T.J. Maxx, AMC Theatres, Virgin Megastore, Group USA, Foozles, Totally 4 Kids, Rainforest Cafe, Sam Ash Music, Sega Gameworks and Van's Skate Park. Ontario Mills is located at the intersection of Interstate 10 and Interstate 15 in the heart of the Riverside/San Bernardino area known as the "Inland Empire." Ontario Mills serves the Los Angeles/Orange County metropolitan market.

           Ontario Mills is owned by a limited partnership among us, with a 50% interest, Kan Am, with a 25% interest, and Simon Property, with a 25% interest. Kan Am contributed 50% of the initial required equity capital. We and Simon Property have contributed the balance of the initial required equity capital on a pro rata basis. We, Simon Property and Kan Am each receive a 9% preferred return on our equity, and the remaining cash flow is distributed pro rata in accordance with the percentage ownership interests. We have the right to manage the development, property management and leasing of the Ontario Mills project, subject to the other joint venture partners' approval of specified major decisions, including sale or refinancing of the project and approval of an annual budget.

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

           At any time, during the operating period, if we or Simon are unable to agree on specified major decisions, at any time following the fifth or tenth anniversary of the project's completion date or at any time if certain named executive officers of either us or Simon are no longer executive officers, either we or Simon can exercise a buy-sell provision. Pursuant to the buy-sell provision, either party, as the offeror, may require the other party, as offeree, to elect to either sell to the offeror the offeree's interest in the limited liability company or purchase from the offeror the offeror's interest in the limited liability company for cash, subject to compliance with certain procedural requirements.

              GRAPEVINE MILLS - GRAPEVINE, TEXAS. Grapevine Mills opened in 1997 and contains approximately 1.5 million square feet of gross leasable area comprised of approximately 950,000 square feet of anchor space and approximately 520,000 square feet of specialty store space. Grapevine Mills currently has 20 anchors, including: AMC Theatres, Polar Ice, Old Navy, Bass Pro Shops Outdoor World, Off 5th-Saks Fifth Avenue, Burlington Coat Factory, Bed, Bath & Beyond, Group USA, Books-A-Million, Sega Gameworks, Virgin Megastore, Iguana Ameramex and Sun & Ski Sports. Grapevine Mills is located on a 175-acre site located at the interchange of Highway 121 and International Parkway, two miles north of the Dallas/Fort Worth Airport in Grapevine, Texas. Grapevine Mills is approximately 19 miles northeast of downtown Fort Worth and serves the Dallas/Fort Worth metropolitan area.

           Grapevine Mills is owned by a limited partnership among us, with a 37.5% interest, Simon Property, with a 37.5% interest, and Kan Am, with a 25% interest. Kan Am contributed 50% of the initial required equity capital. We and Simon Property have contributed the balance of the initial required equity capital on a pro rata basis. We, Simon Property and Kan Am each receive a 9% preferred return on our equity, and the remaining cash flow is distributed pro rata in accordance with the percentage ownership interests. We and Simon Property have the right to manage the development, property management and leasing of the Grapevine Mills project, specified major decisions subject to Simon Property's and Kan Am's approval, which include changes to the plan of development, the annual operating budget for the project and any proposed sale or refinancing.

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

           At any time, during the operating period, if we or Simon are unable to agree on specified major decisions, at any time following the tenth anniversary of the project's completion date or at any time if certain named executive officers of either us or Simon are no longer executive officers, either we or Simon can exercise a buy-sell provision. Pursuant to the buy-sell provision, either party, as the offeror, may require the other party, as offeree, to elect to either sell to the offeror the offeree's interest in the limited liability company or purchase from the offeror the offeror's interest in the limited liability company for cash, subject to compliance with certain procedural requirements.

           ARIZONA MILLS - TEMPE, ARIZONA. Arizona Mills opened in 1997 and contains approximately 1.2 million square feet of gross leasable area comprised of approximately 710,000 square feet of anchor space and approximately 520,000 square feet of specialty store space. Arizona Mills currently has 16 anchors, including: Burlington Coat Factory, Off 5th-Saks Fifth Avenue, Last Call-Neiman Marcus, Oshman's, Harkins Cinema, Hilo Hattie, J.C. Penney, Group USA, Hi-Health, Virgin Megastore and Sega Gameworks. The project is located on a 115-acre site located 20 minutes from downtown Phoenix, at the intersection of Interstate 10 and Superstition Freeway (Highway 60).

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

           At specified times following the later of the fifth anniversary of the project's opening or the date that 90% of the project has been leased, if the joint venture partners are unable to agree upon specified major decisions (including, among others, sales, refinancings, expansions, and certain capital expenditures), any joint venture partner can cause the project to be sold pursuant to specified procedures.

           THE BLOCK AT ORANGE - ORANGE, CALIFORNIA. The Block at Orange opened in November 1998, with approximately 642,000 square feet of gross leasable area comprised of approximately 360,000 square feet of anchor space and approximately 280,000 square feet of specialty store space. The Block at Orange currently has 10 anchors, including: Borders Books and Music, Van's Skate Park, Virgin Megastore, Off 5th-Saks Fifth Avenue, Ron Jon Surf Shop, Sega Gameworks, AMC Theatres, Dave & Busters, Hilo Hattie, Mars Music, and has an additional anchor store commitment. The Block at Orange is located on an 85-acre site located at the intersection of the Santa Ana Freeway (I-10), the Garden Grove Freeway and Orange Freeway (Highway 57) in the City of Orange, California, three miles from Disneyland.

           The Block at Orange project is owned by a limited partnership between us, with a 50% interest, and Kan Am, with a 50% interest. Kan Am has contributed $60 million (which represents 100% of the estimated equity requirements for this project). Kan Am receives a 9% preferred return on its equity and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have guaranteed Kan Am's receipt of this preferred return until such time as qualified permanent financing is secured for the project. We have the right to provide all the development, property management and leasing services for the project, subject to the approval of Kan Am for specified major decisions, including the sale or refinancing of the project and approval of an annual budget.

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

           THE OASIS AT SAWGRASS - SUNRISE, FLORIDA. The Oasis at Sawgrass opened in 1999 and contains approximately 290,000 square feet of gross leasable area comprised of approximately 135,000 square feet of anchor space and approximately 155,000 square feet. The Oasis at Sawgrass currently has 3 anchors: Regal Theatre, Sega Gameworks, and Ron Jon Surf Shop. The Oasis at Sawgrass is an expansion of the existing Sawgrass Mills Project.

           The Oasis at Sawgrass is owned by a limited partnership among us, with a 50% interest, and Kan Am, with a 50% interest. The land on which the Oasis is situated is owned in fee by Sawgrass Mills Phase II Limited Partnership and is ground leased to the joint venture that owns the Oasis. The Oasis joint venture, in turn, master leases improvements containing 96,907 square feet of space to the entity that owns Phase I of Sawgrass Mills. A transaction was completed by which Sawgrass Mills Phase II Limited Partnership conveyed its fee title interest in the Phase III land to the Oasis joint venture and terminated the Phase III ground lease.

           Kan Am has contributed $24 million (which represents 100% of the estimated equity requirements for this project.) Kan Am receives a 9% preferred return on it's equity and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have guaranteed Kan Am's receipt of this preferred return until such time as qualified permanent financing is secured for this project. We have the right to provide all the development, property management and leasing services for this project, subject to the approval of Kan Am for specified major decisions, including the sale or refinancing of the project and approval of an annual budget.

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

           CONCORD MILLS - CONCORD, NORTH CAROLINA. Concord Mills opened in 1999 and contains approximately 1.3 million square feet of gross leasable area comprised of approximately 690,000 square feet of anchor space and approximately 570,000 square feet of specialty store space. Concord Mills currently has 16 anchors including: Bass Pro Shops Outdoor World, AMC theatres, Jillian's, Sun & Ski Sports, Alabama Grill, Off 5th-Saks Fifth Avenue, Burlington Coat Factory, T.J. Maxx, F.Y.E. (For Your Entertainment), and Old Navy. Concord Mills is located on an 165-acre site at the intersection of interstate 85 and Concord Mills Boulevard in the city of concord which is approximately ten miles north of downtown Charlotte.

           Concord Mills is owned by a limited partnership among us, with a 37.5% interest, Simon Property, with a 37.5% interest, and Kan Am, with a 25% interest. Kan Am has contributed $25.0 million (which represents 50% of the estimated equity requirements for the project). We and Simon Property have contributed the balance of this initial required equity capital on a pro rata basis. We, Simon Property, and Kan Am receive a 9% preferred return on our equity and the remaining cash flow is distributed pro rata in accordance with the percentage ownership interests. We and Simon Property have guaranteed Kan Am's receipt of this preferred return until qualified permanent financing is secured for the project. We and Simon Property have the right to manage the development, property management and leasing of the project. Specified major decisions are subject to Simon Property's and Kan Am's approval, which includes changes to the plan of development, the annual operating budget and any proposed sale or refinancing.

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

           At any time, during the operating period, if we or Simon are unable to agree on specified major decisions, at any time following the tenth anniversary of the project's completion date or at any time if certain named executive officers of either us or Simon are no longer executive officers, either we or Simon can exercise a buy-sell provision. Pursuant to the buy-sell provision, either party, as the offeror, may require the other party, as offeree, to elect to either sell to the offeror the offeree's interest in the limited liability company or purchase from the offeror the offeror's interest in the limited liability company for cash, subject to compliance with certain procedural requirements.

           KATY MILLS - KATY, TEXAS. Katy Mills opened in 1999 and contains approximately 1.2 million square feet of gross leasable area comprised of approximately 630,000 square feet of anchor space and approximately 560,000 square feet of specialty store space. Katy Mills currently has 13 anchors including: Bass Pro Shops Outdoor World, Burlington Coat Factory, AMC Theatres, F.Y.E. (For Your Entertainment), Off 5th-Saks Fifth Avenue, Sun & Ski Sports, Old Navy, Jillian's, and Marshalls. Katy Mills is located on a 500-acre site at the intersection of Interstate 10 and Katy-Fort Bend Road in Fort Bend and Harris Counties which is approximately twenty miles west of Houston.

           Katy Mills is owned by a limited partnership between us, with a 62.5% interest, and Kan Am, with a 37.5% interest. Kan Am has contributed $78.75 million (which represents 75% of the estimated equity requirements for the project). We and Kan Am receive a 9% preferred return on our equity and the remaining cash flow will be distributed pro rata in accordance with the percentage ownership interests. We have guaranteed Kan Am's receipt of this preferred return until qualified permanent financing is secured for the project. We have the right to provide all development, property management and leasing services for the project, subject to the approval of Kan Am for specified major decisions, including a sale or refinancing of the project and approval of annual budgets.

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

           OPRY MILLS - NASHVILLE, TENNESSEE. Opry Mills opened in May 2000 and contains approximately 1.1 million square feet of gross leasable area comprised of approximately 575,000 square feet of anchor space and approximately 535,000 square feet of specialty store space. Opry Mills currently has 15 anchors including: Alabama Grill, Barnes & Noble, Bass Pro Shops Outdoor World, Gibson Guitar, Jillian's, Off Broadway Shoes, Off 5th - Saks Fifth Avenue, Old Navy, Regal Theatre, Sun & Ski Sports and Tower Records. Opry Mills is located on a 67-acre site that is adjacent to the Grand Ole Opry and the Opryland Hotel Convention Center.

           The project is owned by a limited partnership between us, with a 66.67% interest, and a corporate affiliate of Gaylord Entertainment Company ("Gaylord"), with a 33.33% interest. Gaylord has agreed to contribute the land for the project, valued at $25 million, as their initial required capital. We have contributed the balance of the initial required capital. We and Gaylord receive a 9% preferred return on our equity, and the remaining cash flow is distributed pro rata in accordance with the percentage of ownership interests, except that until the project has achieved an 11% yield, up to $3.5 million out of certain net sponsorship revenues will be distributed to us. We have the right to provide development, leasing and management services for the project, subject to the approval of the general partners for specified major decisions, including a sale or refinancing of the project and approval of annual budgets.

           At specified times, following the tenth anniversary of the project's opening or at any time after the opening if the partners are unable to agree on specified major decisions, either we or Gaylord can exercise a buy-sell provision. Pursuant to the buy-sell provision, either party, as the offeror, may require the other party, as the offeree, to elect to either sell to the offeror the offeree's interest in the partnership or purchase from the offeror the offeror's interest in the partnership for cash.

           ARUNDEL MILLS - ANNE ARUNDEL COUNTY, MARYLAND. Arundel Mills opened in November 2000 and contains approximately 1.0 million square feet of gross leasable area comprised of approximately 460,000 square feet of anchor gross leasable area and approximately 540,000 square feet of specialty store space. Arundel Mills currently has 11 anchors, including: Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, F.Y.E. (For Your Entertainment), Jillian's, Muvico Theatres, Off 5th - Saks Fifth Avenue, Off Broadway Shoes, Old Navy, Sun & Ski Sports and T.J. Maxx. Arundel Mills has two additional anchor commitments, including Bass Pro Shops Outdoor World, which will open in 2001. Arundel Mills is located on an approximately 107-acre site near the intersection of the Baltimore-Washington Parkway and State Route 100 in Anne Arundel County, Maryland.

           Arundel Mills is owned by a limited partnership among us, with a 37.5% interest, Simon Property, with a 37.5% interest, and Kan Am with a 25% interest. Kan Am has contributed $35.0 million (which represents 50% of the estimated equity requirements for the project). We and Simon Property have contributed the balance of this initial required capital on a pro rata basis. We, Simon Property and Kan Am receive a 9% preferred return on our equity, and the remaining cash flow is distributed pro rata in accordance with the percentage ownership interests. We and Simon Property have guaranteed Kan Am's receipt of this preferred return until qualified permanent financing is secured for the project. We and Simon Property have the right to provide development, management and leasing services for the project. Specified major decisions are subject to Simon Property's and Kan Am's approval, which include changes to the plan of development, the annual operating budget and any proposed sale or refinancing.

           At specified times following the tenth anniversary of the project's opening, either we and Simon Property together or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we and Simon Property can require Kan Am to sell us, for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property, at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require us and Simon Property to acquire, for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property at our and Simon Property's election, Kan Am's entire interest in the partnership. In addition, at specified times following the occurrence of a Change of Control Transaction with respect to the Company, Kan Am can exercise the buy-sell provision and require us and Simon Property to acquire for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property at our and Simon's election, Kan Am's entire interest in the partnership.

           At any time, during the operating period, if we or Simon are unable to agree on specified major decisions, at any time following the tenth anniversary of the project's completion date or at any time if certain named executive officers of either us or Simon are no longer executive officers, either we or Simon can exercise a buy-sell provision. Pursuant to the buy-sell provision, either party, as the offeror, may require the other party, as offeree, to elect to either sell to the offeror the offeree's interest in the limited liability company or purchase from the offeror the offeror's interest in the limited liability company for cash, subject to compliance with certain procedural requirements.

CAPITAL EXPENDITURES - EXISTING MILLS AND EXISTING COMMUNITY CENTERS COMBINED
(9), (10), (11)

           The following tables set forth certain information regarding capital expenditures for the Mills and the Community Centers combined for each of the last three years and a 3-year average. Only 2000 data is available for The Block at Orange.


                                                                   YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------        3 - YEAR
                                                       2000                   1999                   1998                AVERAGE
                                                -------------------     ------------------     -----------------     --------------
RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                               $ 1,173,885            $   284,206            $ 1,356,290           $   938,127
Per Square Foot (2)                                        0.10                   0.03                   0.12                  0.08

RECURRING TENANT IMPROVEMENTS/LEASING COSTS
(3)

Costs                                               $ 3,617,617            $ 3,934,656            $ 4,497,574           $ 4,016,616
Per Square Foot Improved (4)                               7.60                   8.52                   7.85                  7.99
Per Square Foot (2)                                        0.37                   0.38                   0.46                  0.40

TOTAL RECURRING COSTS

Costs                                               $ 4,791,502            $ 4,218,862            $ 5,853,864           $ 4,954,743
Per Square Foot (2)                                        0.47                   0.41                   0.58                  0.48

NON-RECURRING TENANT IMPROVEMENTS/LEASING
COSTS (3)

Costs                                               $27,614,724 (7)        $22,811,936 (7)        $18,774,753 (7)       $ 23,067,138
Per Square Foot Improved (5)                              61.40                  51.85                  71.68                  61.64
Per Square Foot (2)                                        2.25                   1.91                   1.58                   1.91

WORK IN PROCESS (6)

Costs                                               $ 1,989,851            $ 2,676,259            $ 8,447,326           $ 4,371,145
Per Square Foot Improved (8)                              13.92                  18.81                  25.99                 19.57

-----------------

 (1) Recurring non-tenant capital expenditures include expenditures that are not tenant related nor recoverable from tenants.
 (2) Includes annual costs divided by total GLA (excluding space owned by certain store tenants) of our Properties.
 (3) Tenant Improvements/Leasing costs include tenant specific costs including tenant improvements, tenant allowances and capitalized internal leasing costs.
 (4) Calculated as Recurring Tenant Improvements/Leasing Costs divided by GLA of all Recurring Store Openings (including spaces requiring no expenditures).
 (5) Calculated as Non-Recurring Tenant Improvements/Leasing Costs divided by GLA of all Non-Recurring Store Openings.
 (6) Work in process will be shown as Recurring or Non-Recurring in the year that the work is completed.
 (7) Excludes expansion costs for Sawgrass Phase III (the Oasis), Ontario Mills and Grapevine Mills.
 (8) Calculated as Work In Process divided by GLA of all space with work in process.
 (9)  Excludes projects that have not reached stabilized performance levels.
(10) Capital expenditures include only the Company's share of costs related to the joint venture projects. The capital expenditures for the twelve months ended December 31, 1999 and 1998, have been adjusted to include only the Company's share of costs related to the joint ventures versus the total costs for the joint ventures as reported previously.
(11)  The Company sold ten of its eleven community centers on August 3, 2000.

            CAPITAL EXPENDITURES - EXISTING MILLS AND BLOCK (9), (10)

The following table sets forth certain information regarding capital expenditures for the existing Mills (Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills, Arizona Mills and The Block at Orange) for each of the last three years and a 3-year average. Only 2000 data is available for The Block at Orange.

                                                                      YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------------        3 - YEAR
                                                            2000                 1999                1998              AVERAGE
                                                       --------------       --------------       --------------      -------------
RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                  $    1,025,745       $      111,657       $      852,262      $      663,221
Per Square Foot (2)                                              0.11                 0.01                 0.10                0.07

RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                  $    2,872,457       $    3,647,528       $    3,304,643      $    3,274,876
Per Square Foot Improved (4)                                     8.06                 9.28                 8.53                8.62
Per Square Foot (2)                                              0.37                 0.44                 0.44                0.42

TOTAL RECURRING COSTS

Costs                                                  $    3,898,202       $    3,759,185       $    4,156,905      $    3,938,097
Per Square Foot (2)                                              0.48                 0.45                 0.54                0.49

NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                  $   18,529,987 (7)   $   16,842,194 (7)   $   18,038,586 (7)  $   17,803,589
Per Square Foot Improved (5)                                    57.36                64.28                96.48               72.71
Per Square Foot (2)                                              1.87                 1.73                 1.86                1.82

WORK IN PROCESS (6)

Costs                                                  $    1,989,851       $    1,955,746       $    6,779,660      $    3,575,086
Per Square Foot Improved (8)                                    13.92                38.97                38.45               30.45

-----------------

 (1) Recurring non-tenant capital expenditures include expenditures that are not tenant related nor recoverable from tenants.
 (2) Includes annual costs divided by total GLA (excluding space owned by certain store tenants) of our properties.
 (3) Tenant Improvements/Leasing Costs include tenant specific costs including tenant improvements, tenant allowances and capitalized internal leasing costs.
 (4) Calculated as Recurring Tenant Improvements/Leasing Costs divided by GLA of all Recurring Store Openings (including spaces requiring no expenditures).
 (5) Calculated as Non-Recurring Tenant Improvements/Leasing Costs divided by GLA of all Non-Recurring Store Openings.
 (6) Work in process will be shown as Recurring or Non-Recurring in the year that the work is completed.
 (7) Excludes expansion costs for Sawgrass Phase III (The Oasis), Ontario Mills and Grapevine Mills.
 (8) Calculated as Work In Process divided by GLA of all space with work in process.
 (9)  Excludes projects that have not reached stabilized performance levels.
(10) Capital expenditures include only the Company's share of costs related to the joint venture projects. The capital expenditures for the twelve months ended December 31, 1999 and 1998, have been adjusted to include only the Company's share of costs related to the joint ventures versus the total costs for the joint ventures as reported previously.

                  CAPITAL EXPENDITURES - COMMUNITY CENTERS (8)

The following table sets forth certain information regarding capital expenditures for the Community Centers for each of the last three years and a 3-year average.

                                                                          YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------       3 - YEAR
                                                                    2000             1999           1998           AVERAGE
                                                                 ----------       ----------      ----------     -----------
RECURRING NON-TENANT CAPITAL EXPENDITURES (1)

Costs                                                            $  148,140       $  172,549      $  504,028     $  274,906
Per Square Foot (2)                                                    0.07             0.08            0.23           0.13

RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                            $  745,160       $  287,128      $1.192,931     $  741,740
Per Square Foot Improved (4)                                           5.82             3.83            6.10           5.25
Per Square Foot (2)                                                    0.34             0.13            0.54           0.34

TOTAL RECURRING COSTS

Costs                                                            $  893,300       $  459,677      $1,696,959     $1,016,645
Per Square Foot (2)                                                    0.41             0.21            0.77           0.47

NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS (3)

Costs                                                            $9,084,737       $5,969,742      $  736,168     $5,263,549
Per Square Foot Improved (5)                                          72.90            33.49            9.76          38.72
Per Square Foot (2)                                                    4.12             2.71            0.33           2.39

WORK IN PROCESS (6)

Costs                                                            $        -       $  720,513      $1,667,666     $  796,060
Per Square Foot Improved (7)                                              -             7.83           11.22           6.35

----------------

(1) Recurring non-tenant capital expenditures include expenditures that are not tenant related nor recoverable from tenants.
(2) Includes annual costs divided by total GLA (excluding space owned by certain store tenants) of the Community Centers.
(3) Tenant Improvements/Leasing Costs include tenant specific costs including tenant improvements, tenant allowances and capitalized internal leasing costs.
(4) Calculated as Recurring Tenant Improvements/Leasing Costs divided by GLA of all Recurring Store Openings (including spaces requiring no expenditures).
(5) Calculated as Non-Recurring Tenant Improvements/Leasing Costs divided by GLA of all Non-Recurring Store Openings.
(6) Work In Process will be shown as Recurring or Non-Recurring in the year that the work is completed.
(7) Calculated as work in process divided by GLA of all space with work in process.
(8)   The Company sold ten of its eleven community centers on August 3, 2000.

                SUMMARY OF OUTSTANDING CONSOLIDATED INDEBTEDNESS
                             (DOLLARS IN THOUSANDS)

As of December 31, 2000, the Company had outstanding consolidated indebtedness in an aggregate amount of approximately $966.5 million (excluding its pro rata share of unconsolidated joint venture debt) as set forth below:



                                             PRINCIPAL          INTEREST                ANNUAL                   MATURITY
           MORTGAGE/LOAN                      BALANCE           RATE TYPE            INTEREST RATE                 DATE
--------------------------------           ------------         ---------        ---------------------         ------------

Potomac Mills/Gurnee Mills:
    Tranche A                              $199,148(19)         Fixed                        6.905%            12/17/26(1)
    Tranche B                                27,000(19)         Fixed                        7.021%            12/17/26(1)
    Tranche C                                15,000(19)         Fixed                        7.235%            12/17/26(1)
    Tranche D                                30,000(19)         Fixed                        7.701%            12/17/26(1)
Franklin Mills and Liberty Plaza
    Tranche A                               106,358             Fixed                        7.882%            06/01/27(3)
    Mortgage Loan                            19,339             Fixed                        7.440%            06/01/27(3)
    Mortgage Loan                            12,627             Fixed                        6.220%            06/01/27(3)
Sawgrass Mills                              185,000             Variable          275 bp over LIBOR            06/18/01
CVS Portfolio (25 stores)                    35,967             Fixed                        7.960%            10/10/10
CVS Portfolio (25 stores)                    28,330             Fixed                        9.350%            01/10/23
CVS Portfolio (21 stores)                    40,646             Fixed                        6.948%            08/06/18
Concord Mills Residual III:                   9,043             Variable          225 bp over LIBOR            12/31/02(11)
                                           --------
Total Property Mortgages                    708,458
                                           --------

Sawgrass Mills Mezzanine Loan               100,000             Variable          275 bp over LIBOR            06/18/01
Corporate Miscellaneous                       2,400             Fixed                        7.180%            07/15/01
Mainstreet Retail                            12,938             Variable          425 bp over LIBOR            07/21/10
Foodbrand (Katy/Franklin/Opry)               11,925             Fixed                       11.080%            07/15/05
Foodbrand (Arundel)                           1,913             Fixed              Treasury +4.500%            10/30/05
Foodbrand (Arundel)                           1,000             Variable                    12.000%            10/30/05
Corporate Term Loan                          50,000             Variable          225 bp over LIBOR            06/01/03
Corporate Line of Credit                     75,000             Variable          275 bp over LIBOR(8)         06/01/02
Sawgrass Residual:                            2,871             Variable          165 bp over LIBOR            01/18/01
                                           --------

                      Total                $966,505
                                           ========


                                                                                     RECOURSE TO
                                                                EARLIEST DAY         COMPANY OR
                                               ANNUAL           AT WHICH DEBT         OPERATING
           MORTGAGE/LOAN                      INTEREST          CAN BE REPAID        PARTNERSHIP
--------------------------------             ----------         -------------        -----------

Potomac Mills/Gurnee Mills:
    Tranche A                                $13,751                 (2)                 0%
    Tranche B                                  1,896                 (2)                 0%
    Tranche C                                  1,085                 (2)                 0%
    Tranche D                                  2,310                 (2)                 0%
Franklin Mills and Liberty Plaza
    Tranche A                                  8,383                 (4)                 0%
    Mortgage Loan                              1,439                 (4)                 0%
    Mortgage Loan                                785                 (4)
Sawgrass Mills                                17,232(6)              (5)                 0%
CVS Portfolio (25 stores)                      2,863                (15)                 0%
CVS Portfolio (25 stores)                      2,649                (16)                 0%
CVS Portfolio (21 stores)                      2,641                (17)                 0%
Concord Mills Residual III:                      797(6)              (7)               100%
                                             -------
Total Property Mortgages                      55,831
                                             -------

Sawgrass Mills Mezzanine Loan                  9,312(6)              (5)                 0%
Corporate Miscellaneous                          172                 (9)                 0%
Mainstreet Retail                              1,399                (14)               100%(14)
Foodbrand (Katy/Franklin/Opry)                 1,321                (13)               100%
Foodbrand (Arundel)                              181(18)            (13)               100%
Foodbrand (Arundel)                              120                (13)               100%
Corporate Term Loan                            4,405(6)           (7),(12)               0%
Corporate Line of Credit                       6,983(6)              (7)               100%
Sawgrass Residual:                               236(6)             (10)                 0%
                                             -------

                      Total                  $79,960
                                             =======


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

 (2) Prepayments, in whole or in part, are permitted upon at least 15 days notice. In addition, the Company is required to pay a prepayment penalty equal to the greater of (i) 1% of the remaining principal balance or (ii) a yield preservation payment. Generally, yield preservation payments are intended to compensate the lender for the total amount of interest it would have earned on the indebtedness but for the repayment, less the amount of interest that the lender could earn if it invested the repayment amount in United States Treasury obligations or other similar securities from the date of the repayment through the maturity date of the indebtedness.
 (3) This indebtedness is a 30 year amortizing loan with an anticipated balloon repayment on May 5, 2007. In the event the mortgage loan is not repaid by the anticipated balloon repayment date, the annual interest rate will be increased by 5% per annum in excess of the stated interest rate. In addition, excess cash flow available after payment of the increased interest rate and scheduled amortization will be used to reduce the principal balance of the loan.
 (4) This indebtedness may be prepaid, without a prepayment penalty, beginning 180 days prior to May 5, 2007. Prior to that date, there is no right to prepay the indebtedness, except that $12.5 million of the principal balance, which has been allocated to the Liberty Plaza shopping center, may be defeased through the establishment of defeasance collateral (which may include government or agency securities that have the full faith and credit of the United States government).
 (5) The indebtedness is a non-amortizing loan with an anticipated balloon payment date of June 18, 2001. Prepayment on the entire loan balance is permitted with a 30 day written notice to lender.
 (6) Calculated using 30-day LIBOR at 6.56125, which was the rate at December 31, 2000.
 (7)  Prepayable, in whole or in part, at any time without prepayment penalty.
 (8) The total commitment under the Line of Credit is $75,000. Funds are available subject to certain performance measures and restrictive covenants. This loan bears interest at a variable rate ranging from 175 bp to 275 bp over LIBOR subject to certain leverage tests (LIBOR + 275 bp at 12/31/00).
 (9) Primarily corporate debt with maturities under one year. Prepayable, in whole or in part, at any time without prepayment penalty.
(10) Prepayable, in whole or in part, at any time, upon 3 days prior notice to lender without prepayment penalty.
(11) The total commitment under this loan is $15,000. Funds are available subject to certain performance measures and restrictive covenants. The indebtedness matures on December 31, 2002. The loan is guaranteed by the Company.
(12) The $50 million term loan is secured by the Company's interest in the Franklin Mills property. The loan has mandatory principal repayments in the amount of $5 million due on or before June 1, 2001, and $10 million due on or before June 1, 2002.
(13) The indebtedness relates to capital leases for leasehold improvements and equipment for Foodbrand operations at Katy Mills, Franklin Mills, Opry Mills and Arundel Mills. The leases have five year terms and are guaranteed by the Company.
(14) The indebtedness is a 10 year amortizing loan with a repayment date of July 21, 2010. Interest is payable at variable rate of LIBOR plus 425 bp for the first 24 months of the loan. After the first 24 months, the interest rate will be payable at a variable rate which will be the higher of LIBOR plus 425 bp or the 7 year Treasury Rate. The collateral for the loan is all the pushcarts and kiosks that are owned by Mainstreet Retail, an affiliate of the Company. Also, the loan is guaranteed by the Company.
(15) The indebtedness is a non-amortizing loan with an anticipated balloon repayment date of October 10, 2010. Interest is payable at a fixed rate of 7.96%. The loan may be prepaid upon 30 days notice to lender. The indebtedness may only be prepaid in whole prior to July 31, 2005, along with a prepayment penalty of not less than 1% of the principal amount prepaid. After July 31, 2005, the indebtedness may be prepaid in whole or in part, along with a prepayment penalty that will be subject to a reinvestment yield calculation. The debt is fully assignable.
(16) The indebtedness is a non-amortizing loan with an anticipated balloon repayment date of January 10, 2023. Interest is payable at fixed rate of 9.35%. The loan may be prepaid upon 30 days notice to lender. The indebtedness may only be prepaid in whole prior to July 31, 2005, along with a prepayment penalty of not less than 1% of the principal amount prepaid. After July 31, 2005, the indebtedness may be prepaid in whole or in part, along with a prepayment penalty that will be subject to a reinvestment yield calculation. The debt is fully assignable.
(17) The indebtedness is an amortizing loan with an anticipated balloon repayment date of August 6, 2018. Interest is payable at a blended rate of 6.50%. The loan may be prepaid beginning 90 days prior to August 6, 2018, provided the loan is prepaid in its entirety and includes a yield maintenance premium. The debt is fully assignable.
(18) Calculated using 5 year Treasury at 4.976%, which was the rate at December 31, 2000.
(19) The Company refinanced this debt on February 20, 2001, with a new mortgage loan in the amount of $355,000. The new debt is a 30 year amortizing loan with an anticipated balloon repayment date of March 10, 2011. Interest is payable at a fixed rate of 7.46%. Proceeds from the loan were used to repay the existing loan and any remaining proceeds were used to pay down the line of credit.

        SUMMARY OF OUTSTANDING UNCONSOLIDATED JOINT VENTURE INDEBTEDNESS
                             (DOLLARS IN THOUSANDS)

As of December 31, 2000, the unconsolidated joint ventures had outstanding indebtedness in an aggregate amount of approximately $1.3 billion as set forth below.


                                                                    INTEREST
                              PRINCIPAL            TOTAL              RATE                   ANNUAL                   MATURITY
     MORTGAGE/LOAN             BALANCE           COMMITMENT           TYPE                INTEREST RATE                 DATE
------------------------      ----------         ----------         ---------          ----------------------        ------------

Arizona Mills                 $  145,762         $  146,000         Fixed                         7.895%             10/05/10

Grapevine Mills                  155,000            155,000         Fixed                         6.465%             10/01/08 (1)

Grapevine Mills II                14,491             14,500         Fixed                         8.390%             11/05/08 (5)

Ontario Mills                    142,117            145,000         Fixed                         6.750%             12/01/28 (9)

Ontario Mills II                  10,500             10,500         Fixed                         8.010%             01/05/09

The Block at Orange
                                 131,407            136,000         Variable           125 bp over LIBOR (6)         01/22/02

Sawgrass Phase III                44,000             44,000         Variable           110 bp over LIBOR (7)         01/18/02

Sawgrass Phase III                 3,495              6,500         Variable           275 bp over LIBOR             01/18/02


Concord Mills                    179,883            199,000         Variable           110 bp over LIBOR (13)        12/02/01

Katy Mills                       164,924            168,000         Variable           175 bp over LIBOR             03/31/02

Opry Mills                       170,284            176,500         Fixed (17)         175 bp over LIBOR (17)        10/01/02

Arundel Mills                    111,428            191,000         Variable           165 bp over LIBOR             05/30/03

Arundel Mills Residual
                                   5,374             10,000         Variable           200 bp over LIBOR             12/08/01


Discover Mills                    25,000             25,000         Variable           300 bp over LIBOR             06/19/01
                              ----------         ----------

   Total                      $1,303,665         $1,427,000
                              ==========         ==========


                                                     EARLIEST DAY         RECOURSE TO
                                                     AT WHICH DEBT        COMPANY OR
                                    ANNUAL              CAN BE             OPERATING
     MORTGAGE/LOAN                 INTEREST             REPAID            PARTNERSHIP
------------------------          ----------         -------------        -----------

Arizona Mills                     $11,508                  (3)               0.0%

Grapevine Mills                    10,021                  (2)               0.0%

Grapevine Mills II                  1,216                  (3)              50.0% (10)

Ontario Mills                       9,593                  (3)               0.0%

Ontario Mills II                      841                  (8)               0.0%

The Block at Orange
                                   10,265 (4)              (3)              26.7% (11)

Sawgrass Phase III                  3,371 (4)             (15)               0.0% (12)

Sawgrass Phase III                    325                 (15)               0.0% (12)
                                          (4)

Concord Mills                      13,961 (4)              (2)              10.0% (13)

Katy Mills                         13,707 (4)             (15)              25.0% (14)

Opry Mills                         14,578 (4)             (16)              50.0% (18)

Arundel Mills                       9,150 (4)             (19)              50.0% (20)

Arundel Mills Residual
                                      460                 (22)              50.0% (21)
                                          (4)

Discover Mills                      2,390 (4)             (23)             100.0% (24)
                                 ------------

   Total                         $101,386
                                 ============

 (1) This indebtedness is a 30 year amortizing loan with an anticipated repayment date of October 1, 2008. The loan has an interest only period through September 1, 2002. In the event the mortgage loan is not repaid by the anticipated balloon repayment date, the annual interest rate will be the greater of (i) the loan interest rate plus 2% or (ii) the yield calculated by linear interpolation of the yields of noncallable United States Treasury obligations with terms (one longer and one shorter) most nearly approximating the period from such date of determination to the anticipated repayment date.
 (2) This indebtedness may be prepaid, in whole or in part, upon 3 business days notice to the Administrative Agent.
 (3) The Company shall have the right to make prepayments of the loan, with a prepayment penalty subject to a yield maintenance calculation. If the prepayment occurs during the 3 months prior to the maturity date, there is no prepayment penalty.
 (4) Calculated using 30-day LIBOR at 6.56125, which was the rate at December 31, 2000.
 (5) This indebtedness is a 30 year amortizing loan with a balloon payment date of November 5, 2008.
 (6) Interest rate shall be LIBOR plus (a) 165 basis points until the following conditions have been satisfied: (i) the Construction Phase Completion Date has occurred, (ii) the Grand Opening Date has occurred, (iii) 33% of the Specialty Space has been and continues to be leased to Specialty Tenants and 55% of the Anchor Space has been and continues to be leased to Anchors, (iv) the DSC Ratio for any Calculation Period is equal to or greater than 1.00 and (v) no Event of Default is continuing. Once these conditions have been satisfied, the Interest Rate shall be LIBOR plus 125 bp when the DSC Ratio for any period is equal to or greater than 1.40. Interest Rate will reduce to LIBOR plus 115 bp when the DSC Ratio for any period is equal to or greater than 1.50.
 (7) Interest Rate shall be LIBOR plus (a) 165 basis points until the following conditions have been satisfied: (i) the Construction Phase Completion Date has occurred and the project has achieved a DSC ratio of 1.00, the interest rate shall be LIBOR plus 150 bp; (ii) the project has achieved a DSC ratio of 1.30 and a debt yield of 12.0% for a minimum of three months, the interest rate shall be LIBOR plus 125 bp; (iii) the project has achieved a DSC ratio of 1.35 and a debt yield of 12.5% for a subsequent three months, the interest rate will be LIBOR plus 110 bp.
 (8) This indebtedness may be prepaid with penalty based on a Yield Maintenance Premium calculation. If prepayment occurs during the 3 months prior to the maturity date, there is no prepayment penalty.
 (9) This indebtedness is a 30 year amortizing loan with an anticipated repayment date on December 1, 2008. In the event the mortgage is not repaid by the anticipated balloon repayment date, the annual interest rate will be the greater of (i) the loan interest rate plus 5% or (ii) the Treasury Rate plus 5%.
(10) Principal guaranteed by the Company is equal to 50% of the outstanding principal balance. The guarantee will reduce to 0% upon successful tax subdivision of a land parcel that is owned by the Grapevine Mills II joint venture.
(11) Principal is guaranteed by the Company, reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of Loan Amount; (ii) upon construction completion, grand opening and a Debt Service Coverage ratio of 1.00 the Guaranteed Amount will reduce to $68,000; (iii) upon achieving a DSC ratio of 1.25 the Guaranteed Amount will reduce to $34,000; (iv) upon achieving a DSC Ratio of 1.40 the Guaranteed Amount will reduce to 10%; and (v) upon achieving a DSC Ratio of 1.50 the Guaranteed Amount will reduce to 0%. As of December 31, 2000 the guarantee amount was $34,000.
(12) Principal is guaranteed by the Company, reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of Loan Amount; (ii) upon achieving a DSC Ratio of 1.35 and a debt yield of 12.5% will reduce to 0%. As of December 31, 2000, the guarantee amount was 0%.
(13) The loan commitment has a term of three years with two one-year options. The interest rate will be Libor plus 135 basis points until completion and occupancy requirements are met. Once achieved, the interest rate will be Libor plus 120 basis points. The interest rate can be further reduced to Libor plus 110 basis points when the project achieves a debt service coverage for three months of 1.35. The new loan is guaranteed severally by the Company (50%) and Simon Property Group, L.P. (50%) and can be reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of loan amount; (ii) 50% upon achieving completion and occupancy requirements;
      (iii) 35% upon achieving a DSC ratio of 1.20 for three consecutive months;
      (iv) 20% upon achieving a DSC ratio of 1.35 for three consecutive months subsequent to the prior condition. As of December 31, 2000, the guarantee amount was 10%.
(14) The loan commitment has a term of three years with a one-year extension option. The principal is guaranteed by the Company and can be reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of loan amount; (ii) upon completion of construction, grand opening and a Debt Service Coverage ratio of 1.00 the Guaranteed Amount will reduce to 50%;
      (iii) upon achieving a Debt Service Coverage ratio of 1.25 the Guaranteed Amount will reduce to 25%. As of December 31, 2000, the guarantee amount was 25%.
(15) This indebtedness may be prepaid, in whole or in part, upon 5 business days notice to the Administrative Agent.
(16) The indebtedness may be prepaid, in whole or in part, upon 3 business days notice to the Administrative Agent, provided that each prepayment under this loan shall include all interest accrued on the amount of principal prepaid (and all late charges and other sums that may be payable) through the date of prepayment.
(17) The interest is considered as fixed, since the variable portion of the interest rate has a cap of 7.00% and a floor of 6.275%.
(18) The loan commitment has a term of three years with a one-year extension option. The principal is guaranteed by the Company and can be reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of loan amount; (ii) upon completion of construction, fulfilling certain occupancy requirements as defined per construction loan agreement and a debt service coverage ratio of 1.10 the Guaranteed Amount will reduce to 50%. On September 29, 2000, the Company entered into a modification agreement whereby the loan commitment was increased from $168,000 to $176,500. As of December 31, 2000, the guarantee amount was 50%.

(19) Prepayable, in whole or in part, at any time upon 3 days prior notice to lender without prepayment penalty. Any partial prepayments shall be in $100,000 increments.
(20) Principal and interest is guaranteed by the Company and Simon Property Group and may be reduced as follows: (i) as of closing, the "Guaranteed Amount" was 50% of loan amount; (ii) upon completion of construction, fulfilling certain occupancy requirements as defined in the construction loan agreement, the Guaranteed Amount will reduce to 25%; (ii) upon achieving a DSC ratio of 1.20 the Guaranteed Amount will reduce to 17.5%;
      (iv) upon achieving a DSC ratio of 1.35 for three consecutive months subsequent to the prior condition the Guaranteed Amount will reduce to 10%. As of December 31, 2000, the guarantee amount was 50%.
(21) Principal is guaranteed by the Company and Simon Property Group and is limited to 50% of principal and interest.
(22) Prepayable, in whole or in part, at any time upon 10 days prior notice to lender without prepayment penalty.
(23) This indebtedness may be prepaid in whole or in part, at any time upon 7 days prior notice to Lender without prepayment penalty. Prepayment shall include all interest accrued on loan through prepayment date (and all late charges and other sums that may be payable) through the date of prepayment.
(24)  Principal is guaranteed by the Company.

INCOME PRODUCING PROPERTY - FEDERAL INCOME TAX BASIS (IN THOUSANDS)

           The following table sets forth certain information regarding federal income tax basis and depreciation of income producing property for the Mills (including Ontario Mills, Grapevine Mills, Arizona Mills, The Oasis at Sawgrass, Concord Mills, Katy Mills, Opry Mills and Arundel Mills, which are unconsolidated joint ventures) and The Block at Orange, which is an unconsolidated joint venture, as of December 31, 2000:


                       LAND                       LAND IMPROVEMENTS                                     BUILDING
                   --------------    --------------------------------------------    ----------------------------------------------
                      FEDERAL           FEDERAL               DEPRECIATION               FEDERAL                DEPRECIATION
                        TAX               TAX                 METHOD LIFE                  TAX                  METHOD LIFE
                       BASIS             BASIS                   (YRS)                    BASIS                    (YRS)
                   --------------    ---------------    -------------------------    ----------------    --------------------------

Franklin Mills         $28,313          $ 6,840           MACRS           15            $160,771            MACRS          39

Gurnee Mills            18,456           16,931           MACRS           15             165,034            MACRS          31.5,39

                                                          MACRS           15                                MACRS          31.5,39
Potomac Mills           15,913           27,199           ACRS         15,18             119,782            ACRS           15,18

Sawgrass Mills          12,992            9,094           MACRS           15             164,883            MACRS          39

Ontario Mills            8,384           11,627           MACRS           15             130,917            MACRS          39

Grapevine Mills         23,166            6,269           MACRS           15             163,341            MACRS          39

Arizona Mills           23,877              539           MACRS           15             168,822            MACRS          39

The Block at
   Orange               23,205           10,221           MACRS           15              86,364            MACRS          39

The Oasis at
  Sawgrass                  -             3,917           MACRS           15              48,504            MACRS          39

Concord Mills           24,828           21,021           MACRS           15             163,367            MACRS          39

Katy Mills               8,989           20,311           MACRS           15             163,313            MACRS          39

Opry Mills              10,669           16,276           MACRS           15             181,852            MACRS          39

Arundel Mills           16,668           23,280           MACRS           15             111,014            MACRS          39

                                     FURNITURE, FIXTURE
                                       AND EQUIPMENT
                      ----------------------------------------------
                         FEDERAL                DEPRECIATION
                           TAX                   METHOD LIFE
                          BASIS                     (YRS
                      ---------------    ---------------------------

Franklin Mills           $4,486             MACRS            5,7

Gurnee Mills              4,537             MACRS          3,5,7


Potomac Mills             2,626             MACRS            5,7

Sawgrass Mills            5,787             MACRS          3,5,7

Ontario Mills             4,186             MACRS            5,7

Grapevine Mills           4,305             MACRS            5,7

Arizona Mills             2,979             MACRS            5,7

The Block at
   Orange                 8,773             MACRS            5,7

The Oasis at
  Sawgrass                1,960             MACRS              7

Concord Mills             4,863             MACRS            5,7

Katy Mills                4,645             MACRS            5,7

Opry Mills                4,605             MACRS            5,7

Arundel Mills             4,831             MACRS            5,7

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

                                                     HIGH                      LOW                  DISTRIBUTIONS
                                             ---------------------    ---------------------    ------------------------
                           2000
                First Quarter........            $ 18  5/8             $  15    5/8                  $ .5025
                Second Quarter.......              19  1/16               17    7/16                   .5175
                Third Quarter........              18  15/16              17    1/16                   .5175
                Fourth Quarter.......              18  3/4                16    1/16                   .5175

                           1999
                First Quarter........            $ 20  7/16            $  17    5/16                 $ .4875
                Second Quarter.......              22  3/8                16    3/16                   .5025
                Third Quarter........              21  11/16              17    3/4                    .5025
                Fourth Quarter.......              18  1/4                15    3/8                    .5025

           The last reported closing sale price on the NYSE on March 20, 2001 was $20.3125 per share. As of March 20, 2001, there were 23,828,013 shares of our common stock outstanding, held by 988 holders of record (including 639,507 shares issued to the Operating Partnership and held in escrow to secure specific obligations pursuant to a settlement agreement with Chelsea GCA Realty and Simon Property.

DISTRIBUTIONS

           We have made consecutive quarterly distributions since our initial public offering. The indicated annual distribution rate was $2.07 per share of common stock based on the fourth quarter 2000 distribution. A portion of our distribution may represent a non-taxable return of capital and/or a capital gain dividend. Approximately 75% of 2000 distributions of $2.05 per share of common stock were a non-taxable return of capital. Approximately 25% of 2000 distributions were ordinary dividends. In 2001, we increased our annual distribution rate to $2.13 per share of common stock commencing with our dividend for the first quarter of 2001 which is payable in April 2001. Our ability to make distributions depends on a number of factors, including net cash provided by operating activities, financial condition, capital commitments, debt repayment schedules and such other factors, as the Board of Directors deems relevant.

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

ITEM 6.  SELECTED FINANCIAL DATA

           The following table sets forth selected consolidated financial data for the Company, the Operating Partnership and their subsidiaries. The historical financial data should be read in conjunction with the financial statements and notes thereto included and the discussion set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this Form 10-K.

                              THE MILLS CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------
                                                     2000          1999          1998          1997          1996
                                                   ---------     ---------     ---------     ---------     ---------
OPERATING DATA:

REVENUES:
    Minimum rent                                   $ 103,550     $ 104,407     $ 101,503     $  96,370     $  94,678
    Percentage rent                                    2,891         3,677         3,832         4,413         4,216
    Recoveries from tenants                           52,006        51,680        50,943        47,350        45,761
    Other property revenue                            10,314         8,778         7,653         8,150         7,616
    Management fee income                              8,445         4,891         2,193         1,485            --
    Other fee income                                   8,637         8,647         7,908         5,647         3,639
    Interest income                                    4,868         2,605         3,238         2,561         2,850
                                                   ---------     ---------     ---------     ---------     ---------
                                                     190,711       184,685       177,270       165,976       158,760
                                                   ---------     ---------     ---------     ---------     ---------
EXPENSES:
    Recoverable from tenants                          44,333        44,464        44,361        42,025        41,308
    Other operating                                    5,362         6,184         5,872         5,720         6,170
    General and administrative                        15,691        12,416         9,994         9,506         8,725
    Interest expense                                  56,736        49,498        46,366        43,195        50,708
    Depreciation and amortization                     38,065        34,164        34,786        33,471        34,422
                                                   ---------     ---------     ---------     ---------     ---------
                                                     160,187       146,726       141,379       133,917       141,333
                                                   ---------     ---------     ---------     ---------     ---------

Other income (expense)                                (4,210)       (1,643)         (796)          740         1,298
Gain on sale of community centers                     18,370            --            --            --            --
Equity in earnings of unconsolidated joint
   ventures before extraordinary items                16,571        12,287         8,097         4,372         2,661
                                                   ---------     ---------     ---------     ---------     ---------

   Income before extraordinary items and
      minority interests                              61,255        48,603        43,192        37,171        21,386
Extraordinary loss on debt extinguishments            (3,147)       (2,762)         (422)       (8,060)       (5,301)
Equity in extraordinary loss on debt
   extinguishments of unconsolidated joint
   ventures                                             (347)           --        (3,518)         (397)           --
                                                   ---------     ---------     ---------     ---------     ---------

   Income before minority interests                   57,761        45,841        39,252        28,714        16,085
Minority interests                                   (23,341)      (18,618)      (16,000)      (12,303)       (7,904)
                                                   ---------     ---------     ---------     ---------     ---------

   Net income                                      $  34,420     $  27,223     $  23,252     $  16,411     $   8,181
                                                   =========     =========     =========     =========     =========

EARNINGS PER COMMON SHARE -
   BASIC:
   Income before extraordinary items               $    1.57     $    1.25     $    1.11     $    0.99     $    0.64
   Extraordinary losses on debt extinguishments        (0.09)        (0.07)        (0.10)        (0.23)        (0.16)
                                                   ---------     ---------     ---------     ---------     ---------

   Net income                                      $    1.48     $    1.18     $    1.01     $    0.76     $    0.48
                                                   =========     =========     =========     =========     =========

EARNINGS PER COMMON SHARE -
   DILUTED:
   Income before extraordinary items               $    1.56     $    1.24     $    1.10     $    0.98     $    0.64
   Extraordinary losses on debt extinguishments        (0.09)        (0.07)        (0.10)        (0.23)        (0.16)
                                                   ---------     ---------     ---------     ---------     ---------

   Net income                                      $    1.47     $    1.17     $    1.00     $    0.75     $    0.48
                                                   =========     =========     =========     =========     =========

                              THE MILLS CORPORATION
                SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                       2000            1999            1998            1997            1996
                                                    -----------     -----------     -----------     -----------     ---------
PER SHARE INFORMATION, Continued:
Dividends declared per common
   share (unaudited):
   Ordinary income                                  $      0.51     $      0.97     $      1.14     $      0.76     $    0.66
   Capital gains                                             --            0.02            0.02              --            --
   Return of capital                                       1.54            1.00            0.78            1.13          1.23
                                                    -----------     -----------     -----------     -----------     ---------

   Dividends per common share                       $      2.05     $      1.99     $      1.94     $      1.89     $    1.89
                                                    ===========     ===========     ===========     ===========     =========

OTHER DATA:
Cash flows provided by (used in):
   Operating activities                             $    78,386     $    77,069     $    78,948     $    80,273     $  63,262
   Investing activities                             $   (78,042)    $   (95,775)    $   (98,407)    $   (74,837)    $ (67,468)
   Financing activities                             $     7,068     $    11,231     $     4,706     $    13,500     $  (4,017)
Funds from Operations (1)                           $   105,279     $    95,076     $    85,047     $    74,055     $  56,250
Distributions paid per share                        $      2.05     $      1.99     $      1.94     $      1.89     $    1.89
   Weighted average shares outstanding - Diluted         23,338          23,293          23,361          21,931        16,998
   Weighted average shares and
      Units Outstanding - Diluted                        39,166          39,137          39,230          38,063        33,329

PORTFOLIO DATA:
   Total owned GLA at end of period                      17,047          16,679          12,604          11,719         9,233
   Number of properties at end of period                     14              22              19              18            16

BALANCE SHEET DATA:
   Investment in real estate assets
      (before accumulated depreciation)             $ 1,239,121     $ 1,177,726     $ 1,086,822     $ 1,018,067     $ 947,621
   Total assets                                       1,125,691       1,039,467         970,362         926,621       862,624
   Total mortgages, notes and loans payable             966,505         877,273         782,182         703,713       730,113
   Minority interests                                    32,385          40,978          54,052          68,955        43,975
   Total stockholders' equity                            47,934          60,027          78,918          99,024        45,525

----------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MILLS CORPORATION

           The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2000, 1999 and 1998.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

           Income before extraordinary item and minority interest for the year ended December 31, 2000, increased by approximately $12.7 million (26.0%) to $61.3 million as compared to the year ended December 31, 1999. The increase was the result of an increase in revenues of approximately $6.0 million (3.3%), a gain on the sale of ten of the eleven Community Centers ("Disposed Properties" - See Note 3 to the Financial Statements) of approximately $18.4 million, an increase in equity in earnings of unconsolidated joint ventures before extraordinary items of approximately $4.3 million (34.9%), offset by an increase in expenses of $13.5 million (9.2%) and a decrease in other income (expense) of $2.6 million (156.2%).

REVENUES

           Minimum rent for the year ended December 31, 2000, decreased approximately $0.9 million (0.8%) compared with the year ended December 31, 1999. The decrease was primarily due to the loss of $6.4 million of minimum rent associated with the Disposed Properties. This was partially offset by $2.5 million of rental income from the portfolio of single tenant net lease properties that were acquired near the beginning of the fourth quarter of 2000 ("Acquired Properties" - see Note 4 to the Financial Statements), $1.5 million increase in kiosk rents due to program expansion, higher rents throughout the portfolio and the opening of four new anchor tenants at Franklin Mills, Sawgrass Mills and Liberty Plaza.

           Recoveries from tenants for the year ended December 31, 2000, increased approximately $0.3 million (0.6%) compared with the year ended December 31, 1999. The increase was primarily due to increased expenses at various properties partially offset by the loss of $2.1 million of recoveries from tenants associated with the Disposed Properties.

           Other property revenue for the year ended December 31, 2000, increased $1.5 million (17.5%) compared with the year ended December 31, 1999. The increase was due to current year recovery of accounts receivable that were reserved in prior years, more aggressive termination policies for underperforming tenants and an increase in income related to the Company's pushcart program.

           Management fee income for the year ended December 31, 2000, increased $3.6 million (72.7%) compared with the year ended December 31, 1999. The increase was primarily due to the opening of The Oasis at Sawgrass in the second quarter of 1999, the opening of Concord Mills in the third quarter of 1999, the opening of Katy Mills in the fourth quarter of 1999, the opening of Opry Mills in the second quarter of 2000 and the opening of Arundel Mills in the fourth quarter of 2000.

           Interest income for the year ended December 31, 2000, increased $2.3 million (86.9%) compared with the year ended December 31, 1999. The increase was primarily due to the recognition of previously deferred interest income relating to advances that the Company has made to the Meadowlands joint ventures. This income was recognized in the third quarter as a result of certain events that made the collectibility of interest probable, including certain actions taken by the U.S. Army Corps of Engineers with respect to the required fill permit for the Meadowlands project.

EXPENSES

           Other operating expense of the year ended December 31, 2000 decreased $0.8 million (13.3%) compared with the year ended December 31, 1999. The decrease is primarily due to $0.4 million of expenses associated with the Disposed Properties as well as decreased legal and promotional expenses across the portfolio.

           General and administrative expense for the year ended December 31, 2000, increased $3.3 million (26.4%) compared with the year ended December 31, 1999. The increase was primarily due to the increase in costs associated with the Company's FoodBrand operations and expanded operations as a result of opening The Oasis at Sawgrass, Concord Mills, Katy Mills, Opry Mills and Arundel Mills.

           Interest expense for the year ended December 31, 2000, increased $7.2 million (14.6%) compared with the year ended December 31, 1999. The increase was primarily due to the additional debt related to Sawgrass Mills that was obtained in January 2000 (see Liquidity and Capital Resources discussion) and a higher average debt burden related to the line of credit. The Company also had $2.0 million of interest expense related to the single tenant net lease properties which was partially offset by a $3.3 million reduction in interest expense related to the Disposed Properties.

           Depreciation and amortization expense for the year ended December 31, 2000, increased $3.9 million (11.4%) compared with the year ended December 31, 1999. The increase was due to $1.2 million increase in depreciation associated with the Company's FoodBrand operations, $0.9 million increase in equipment depreciation due to software conversions and upgrades, $0.6 million in amortization of leasing costs associated with wholly-owned property expansion and remerchandising as well as additional amortization of unconsolidated joint venture investment basis adjustments associated with the openings of Concord Mills, Katy Mills, Opry Mills and Arundel Mills.

           Other income (expense) for the year ended December 31, 2000, decreased by $2.6 million (156.2%) compared with the year ended December 31, 1999. The decrease was primarily due to an increase of $4.6 million in costs of abandoned projects and $0.6 million decrease in gains from wholly-owned land sales. This was partially offset by a $2.7 million increase in operating margins associated with the Company's FoodBrand operations and other retail operating operations.

           Equity in earnings of unconsolidated joint ventures before extraordinary items, for the year ended December 31, 2000, increased $4.3 million (34.9%) compared with the year ended December 31, 1999. The increase is due to a $3.1 million increase in the Company's share of joint venture land sale gains, as well as an increase in operating income across all joint venture properties and an increase in lease buyout fees at various joint venture centers. This is offset by a decrease of $1.1 million in interest income received during 1999 related to the tax increment financing on the Katy Mills joint venture.

           Extraordinary losses on debt extinguishments for the year ended December 31, 2000 increased $0.4 million (13.9%) compared with the year ended December 31, 1999. In 1999, the Company incurred $2.7 million in extraordinary loss on the debt extinguishment related to the refinancing of the Community Centers versus $3.1 million in extraordinary loss on the debt extinguishment related to the refinancing of Sawgrass Mills in 2000 (see Liquidity and Capital Resources discussion).

           Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures for the year ended December 31, 2000 was $0.3 million which represents the Company's share of the $0.9 million extraordinary loss on debt extinguishments related to the refinancing of Arizona Mills (See Liquidity and Capital Resources discussion).

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

           Income before minority interest for the year ended December 31, 1999, increased by approximately $6.6 million (16.8%), to $45.8 million as compared to the year ended December 31, 1998. The increase was the result of an increase in revenues of approximately $7.4 million (4.2%), an increase in equity in earnings of unconsolidated joint ventures before extraordinary items of approximately $4.2 million (51.7%), offset by an increase in expenses of approximately $5.3 million (3.8%) and a decrease in other income (expense) of approximately $0.8 million (106.4%).

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

EXPENSES

           Other operating expenses for the year ended December 31, 1999, increased $0.3 million (5.3%) compared with the year ended December 31, 1998. The increase was primarily due to an increase in operating costs associated with the Company's pushcart program.

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

           Interest expense for the year ended December 31, 1999, increased $3.1 million (6.8%) compared with the year ended December 31, 1998. The increase was primarily due to the additional debt related to the ten community centers refinancing in 1999 and the additional debt related to Sawgrass Mills that was obtained in June 1999 (see Liquidity and Capital Resources discussion).

           Other income (expense) for the year ended December 31, 1999, decreased $0.8 million (106.4%) compared with the year ended December 31, 1998. The decrease was primarily due to $1.1 million of start-up costs and $0.8 million of operating losses associated with the introduction of the Company's FoodBrand and other retail operations and an increase in abandoned project costs of $0.9 million, offset by $1.9 million in land sale gains.

           Equity in earnings of unconsolidated joint ventures before extraordinary items for the year ended December 31, 1999, increased $4.2 million (51.7%) compared with the year ended December 31, 1998. The increase was due to an increase in the Company's share of gains on joint venture land sales of $0.9 million and income earned at The Block at Orange, The Oasis at Sawgrass, Concord Mills and Katy Mills which commenced operations in the fourth quarter of 1998, second quarter of 1999, third quarter of 1999 and fourth quarter of 1999, respectively. Also, the Company received $2.7 million of interest income related to tax increment financing on the Katy Mills joint venture. These increases were partially offset by losses earned from investments held by Mills Enterprises, Inc, a wholly-owned subsidiary of the Company, in partnerships that own certain retail operations.

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

LIQUIDITY AND CAPITAL RESOURCES

           As of December 31, 2000, the Company's balance of cash and cash equivalents was $10.4 million, not including its proportionate share of cash held by unconsolidated joint ventures.

           In June 2000, the Company refinanced and increased its line of credit from $100 million to $125 million. The new line of credit is comprised of two components. The first component is a $50 million term loan which is secured by the Company's equity interest in Franklin Mills. The loan has two mandatory principal repayments of $5 million due on or before June 1, 2001, and $10 million due on or before June 1, 2002. The loan matures in June 2003. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.25% at December 31, 2000. The second component is a $75 million unsecured revolving loan, all of which was drawn upon at December 31, 2000, and which was used to fund acquisitions, redevelopment activities and as a revolving working capital facility. The loan matures in June 2002. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.75% at December 31, 2000.

          Pursuant to the line of credit, the Company is subject to certain performance measurements and restrictive covenants. The Company was in compliance with the applicable covenants at December 31, 2000.

          In February 2001, the Company refinanced Potomac Mills and Gurnee Mills with a new non-recourse mortgage loan agreement of $355 million. The loan has an interest rate of 7.46% and is a 30-year amortizing loan with a balloon payment anticipated in March 2011. The proceeds were used to repay a prior loan totaling approximately $271 million and the remaining proceeds were used to pay down the line of credit and to fund the Company's development equity requirements. As of February 23, 2001, the outstanding balance on the line of credit was $40 million.

FINANCING ACTIVITIES

           The weighted average remaining life of the Company's indebtedness was 4 years with an 8.12% weighted average interest rate at December 31, 2000 for the Company's indebtedness and its share of funded construction and operating debt of the unconsolidated joint ventures.

           As a result of the refinancing of Potomac Mills and Gurnee Mills in February 2001, the Company's weighted average remaining life of its indebtedness would have been 5.4 years and its weighted average interest rate would have been 8.16% (including the Company's share of funded construction and operating debt of the unconsolidated joint ventures) at December 31, 2000.

           In January 2000, the Company entered into a non-recourse mortgage loan agreement in the amount of $285 million secured by its equity interest in Sawgrass Mills. The proceeds were used to repay prior loans totaling $235 million and the remaining proceeds were used to pay down the line of credit and to fund the Company's development equity requirements. The new loan is a non-amortizing loan with a repayment date of June 18, 2001. The interest rate is payable at a variable rate, which is LIBOR plus 2.75%. The Company is in the process of refinancing this loan and expects to have a new loan in place by June 2001.

           In May 2000, the Arundel Mills joint venture entered into a loan agreement in the amount of $191 million, of which approximately $111 million was outstanding at December 31, 2000. The loan commitment matures in May 2003. The interest rate is LIBOR plus 1.65%. The loan is guaranteed severally by the Company and its joint venture partner, Simon Property Group, L.P.

           In October 2000, the Arizona Mills joint venture entered into a mortgage loan agreement in the amount of $146 million. The proceeds were used to repay a prior construction loan totaling approximately $142 million and the remaining proceeds were used to fund the joint venture's capital requirements. The principal and interest of the loan is based on a 30-year amortization with a balloon repayment in October 2010. The interest rate is payable at a fixed rate of 7.895%.

           In August 2000, the Company sold ten of its eleven community centers ("Disposed Properties") to an unrelated third party for an aggregate sales price of $142 million. The Company netted approximately $22.5 million in proceeds and the buyer assumed $111 million of existing debt. During the third and fourth quarters of 2000, the Company invested approximately $8.8 million of the proceeds into a low risk portfolio of single tenant, A-rated credit net leases ("Acquired Properties") and the remaining proceeds were used to fund the Company's development equity requirements. The aggregate purchase price of the Acquired Properties was $114 million. The Acquired Properties are all subject to single tenant net leases operating as CVS. The leases are triple net leases that contain indemnification of liabilities customarily associated with possession of the site (including, without limitation, certain environmental liabilities). The tenants' obligation under the leases are guaranteed by CVS Corporation, a Delaware Corporation.

           The Company assumed $105.2 million in debt associated with the Acquired Properties. The debt for the Acquired Properties is comprised of three components. The first indebtedness of approximately $36 million with an interest rate of 7.96% is a non-amortizing loan with an anticipated balloon repayment in October 2010. The second indebtedness of approximately $28.3 million with an interest rate of 9.35% is a non-amortizing loan with an anticipated balloon repayment in January 2023. The third indebtedness of approximately $40.9 million is comprised of twenty-one notes with interest rates ranging from 6.35% to 6.77%. All twenty-one notes are amortizing loans that mature on dates ranging from June 2018 to December 2019. All three components of the debt associated with the Acquired Properties are fully assignable.

           In February 1999, the Company received from Kan Am a commitment that Kan Am would use its best efforts to raise capital to invest in joint ventures with the Company over a five-year period. Pursuant to this commitment, in exchange for interests in the applicable partnerships, Kan Am: contributed $25 million to Concord Mills Limited Partnership; contributed $35 million to Arundel Mills Limited Partnership; and agreed to contribute $70 million to Sugarloaf Mills Limited Partnership.

           The Company and Kan Am are negotiating a modification to the February 1999 arrangement by which Kan Am would guarantee funding of $50 million in each of 2001 and 2002 for investment in qualifying development projects, and would agree to use its best efforts to contribute additional capital in such years for similar purposes. The Company expects that the terms of the Company's future arrangements with Kan Am will be similar to Kan Am's historical capital contributions in the Company's projects. Kan Am and the Company will each receive a preferred return on their qualifying equity. Historically, the rate of such preferred return has been 9%. The remaining cash flow will be split pro rata per the respective sharing percentages, which are determined on a venture-by-venture basis. The Company and other joint venture partners will guarantee Kan Am's preference until such time as qualified permanent financing is secured for the project. The Company (and, in certain cases, other joint venture partners on a specific project) guarantee Kan Am's portion of construction debt.

           Kan Am must raise capital from other investors to meet its funding commitments to the Company and there can be no assurance that Kan Am will be able to raise such additional capital necessary to enable it to meet such best efforts funding commitments.

           Effective October 28, 1996, the Company filed a universal shelf registration statement on Form S-3 to offer a maximum of $250 million of common stock, preferred stock and common stock warrants. A balance of approximately $128 million of common stock, preferred stock and common stock warrants remain available to the Company for issuance pursuant to this shelf registration.

           At December 31, 2000, the Company had consolidated debt of approximately $966.5 million and the Company's pro-rata share of unconsolidated joint venture debt was $509.2 million of which the Company guaranteed $269 million. Of this amount, $707.5 million was fixed rate debt and $768.2 million was variable rate debt. Scheduled principal repayments of the Company's consolidated indebtedness and its pro rata share of gross unconsolidated joint venture debt through 2004 are approximately $1.1 billion with $404.8 million due thereafter. The Company and its partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances.

           Pursuant to the refinancing of Potomac Mills and Gurnee Mills mentioned previously, scheduled principal repayments of the Company's consolidated indebtedness and its pro rata share of gross unconsolidated joint venture debt through 2004 would be approximately $800 million with $759.8 million due thereafter.

           The Company's EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to interest expense coverage ratio (including the Company's proportionate share of EBITDA and interest expense of unconsolidated joint ventures) for the 12 months ended December 31, 2000 and December 31, 1999 was 2.46 and 2.68, respectively. EBITDA to interest expense coverage ratio is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

DEVELOPMENT, REMERCHANDISING AND EXPANSION

           The Company is involved in the following development, remerchandising and expansion efforts:

           The Company's most significant development efforts currently are focused on the development of five projects: Discover Mills, Colorado Mills, Missouri Mills, Vaughan Mills and Meadowlands Mills.

           The Company has formed a joint venture with Kan Am to develop Discover Mills on a 225-acre site located near Atlanta, Georgia. As of December 31, 2000, the Discover Mills joint venture has acquired the land assemblage for the project, and has begun construction. The Company has accomplished significant preleasing for Discover Mills including nine anchor commitments. Discover Mills is targeted to open in the fall of 2001. Kan Am will fund all of the required equity for this project and the remaining project costs are expected to be financed through a construction loan which is expected to close at the beginning of the second quarter of 2001.

           The Company has identified a 130-acre site in Lakewood, Colorado, ten miles west of downtown Denver. On March 22, 2000, Colorado Retail Development, L.L.C. (an affiliate of the Operating Partnership) and the Stevinson Partnership Ltd., the fee owner of the Colorado Mills site, entered into a Contribution Agreement that, among other things, provides that upon the satisfactory completion of customary due diligence and feasibility studies, the parties will form a joint venture and the Stevinson Partnership, Ltd., will contribute the site to the joint venture. It is anticipated that Colorado Retail Development, L.L.C. which will hold a 75% interest in the joint venture, will be fully obligated to fund all cash equity requirements for the development of the shopping center and will receive a 9% cumulative preferred return on the first $42.7 million of its equity contributions and a 12% cumulative preferred return on any additional equity contributions. The Stevinson Partnership, Ltd. which will hold a 25% interest, will receive capital account credit for the negotiated value of the land contributed, and will receive a 9% cumulative preferred return. It is further anticipated that an additional joint venture partner would share or fund all of the equity requirements for the project in exchange for ownership interests and preferred returns on its equity contributions. Colorado Mills is targeted to open in the fall of 2002.

           The Company has identified a 200-acre site in Hazelwood, Missouri, sixteen miles from downtown St. Louis. The Company is in the process of forming a joint venture to develop the site. The 200-acre site is located at the northwest quadrant of State Highway 370 and Missouri Bottom Road in the city of Hazelwood, approximately sixteen miles from downtown St. Louis. The Company anticipates construction could commence in 2001 and the project could open in 2002.

           In February 1998, the Company announced that it had secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed outside of the United States. The project will be developed jointly by an affiliate of the Operating Partnership and by Cambridge Shopping Centres II Limited as tenants in common. The Company anticipates that the Operating Partnership's equity requirement for Vaughan Mills may exceed $30 million, of which the Company had funded approximately $22.2 million as of December 31, 2000, in addition to capitalized interest and overhead. The Company has completed the land assemblage and is targeting a 2003 opening.

           The Company has acquired a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan (SAMP) for the Meadowlands area was published in the Federal Register on April 22, 1999. On July 20, 2000, the U.S. Army Corps of Engineers announced that it had completed the Draft Environmental Impact Statement on Mills' Section 404 Fill Permit and the close of public comment occurred in October 2000. The U.S. Army Corps of Engineers is currently completing the Final Environmental Impact Statement which precedes the Record of Decision for a federal wetlands fill permit. The mixed-use development consists of 2.0 million square feet of gross leasable area "GLA" for Meadowlands Mills plus office and hotel space. The project would be developed on an entitled site of 90.5 acres plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by a joint venture to be formed among the Operating Partnership, Kan Am, Empire Ltd. and Bennett S. Lazare. The Operating Partnership's equity requirements have not yet been determined. As of December 31, 2000, the Company had invested $43.2 million, in addition to capitalized interest and overhead. Of the amount invested, $24.4 million is our equity contribution and the remaining balance is an advance to the joint venture.

           On March 20, 2001, Donald T. DiFrancesco, the Acting Governor of New Jersey, announced his support for the Company's efforts to develop a Mills project in the State of New Jersey. He added, however, that he was concerned that the proposed Meadowlands Mills project could have significant negative impacts on the wetlands areas within the Meadowlands, and he noted other environmental concerns. Due to these concerns, he asked the Company to withdraw its permit application for the existing site, but offered to work with the Company to find a suitable alternative site in Bergen County for the project. The Company believes that the proposed Meadowlands Mills project more than sufficiently mitigates the environmental impacts that would result from its development. The Company believes that there is strong support for the development of Meadowlands Mills in Bergen County, and is continuing its efforts to secure the various permits and approvals required to commence construction at the existing location. However, the Company has accepted the Acting Governor's invitation to jointly explore alternative nearby sites having acceptable visibility and access. These discussions are scheduled to begin in April of 2001.

           In addition to the above, the Company is also conducting due diligence on several other proposed sites for its Mills and Block projects, including sites in Cleveland, Ohio; Chicago, Illinois; San Francisco, California; Boston, Massachusetts; and Tampa, Florida. The Company is also continuing to evaluate various prospective international sites, including a site identified in Spain, with a concentrated focus on Western Europe as well as other domestic sites for other Mills-type projects and other retail-oriented projects.

           The Company is in the process of expanding and/or remerchandising Potomac Mills, Gurnee Mills, Grapevine Mills and Ontario Mills. The costs of these expansions and remerchandising programs is estimated at $29 million. Of the estimated costs of $29 million, $9 million will be financed with external sources and $20 million will be funded by the Operating Partnership. As of December 31, 2000, the Operating Partnership had funded approximately $8.8 million of the required equity to finance these programs.

CAPITAL RESOURCES

           The Company anticipates that its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations, potential ancillary land sales, future borrowings and possible sales of common and/or preferred equity.

           The Company will need significant amounts of equity and debt capital to fund its development projects going forward. Access to capital is dependent upon many factors which are outside of the Company's control. In recent years, capital costs have increased requiring the Company to re-examine its development and financing strategies. The Company believes that it will have the capital and access to additional capital resources sufficient to expand and develop its business and complete those projects currently under development. In the event such capital cannot be obtained, however, the Company's immediate and long-term development plans could be curtailed.

DISTRIBUTIONS

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

CASH FLOWS

           Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999. Net cash provided by operating activities increased approximately $1.3 million (1.7%) to $78.4 million for the year ended December 31, 2000, as compared to $77.1 million for the year ended December 31, 1999. Net cash used in investing activities decreased approximately $17.8 million (18.5%) to $78.0 million for the year ended December 31, 2000, as compared to $95.8 million for the year ended December 31, 1999, primarily as a result of an increase in distributions received from unconsolidated entities, proceeds received from the sale of community centers and was partially offset by an increase in expenditures for real estate and development assets. Net cash provided by financing activities decreased approximately $4.1 million (37.1%) to $7.1 million for the year ended December 31, 2000, as compared to $11.2 million for the year ended December 31, 1999. The decrease was due to an increase in restricted cash and an increase in refinancing costs associated with the refinancing of Sawgrass Mills and the line of credit.

           Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998. Net cash provided by operating activities decreased by $1.8 million, or 2.3%, to $77.1 million for the year ended December 31, 1999, as compared to $78.9 million for the year ended December 31, 1998, primarily as a result of increase in inventory related to the Company's retail operations. Net cash used in investing activities decreased $2.6 million, (2.7%) to $95.8 million for the year ended December 31, 1999, as compared to $98.4 million for the year ended December 31, 1998, primarily as a result of decreased expenditures for real estate and development assets. Net cash provided by financing activities increased by $6.5 million, or 138.7%, to $11.2 million for the year ended December 31, 1999, as compared $4.7 million for the year ended December 31, 1998, primarily as a result of the refinancing of ten community centers and the mezzanine loan related to Sawgrass Mills offset by decreased debt repayments in 1999.

FUNDS FROM OPERATIONS

           The Company considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by National Association of Real Estate Investment Trusts ("NAREIT") means income (loss) before minority interest (determined in accordance with accounting principles generally accepted in the United States ("GAAP"), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

           FFO for the year ended December 31, 2000, increased to $105.3 million compared to $95.1 million for the comparable period in 1999. The following summary of the Company's FFO and a reconciliation of net income before extraordinary items and minority interests to FFO is based on the NAREIT FFO definition for the periods presented:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------------------
                                                                                 2000             1999             1998
                                                                             --------------    ------------     ------------
Funds from operations calculation:
    Income before extraordinary item and minority interests                      $ 61,255          $48,603         $43,192
    Adjustments:
       Add: Depreciation and amortization of real estate assets                    35,028           32,333          32,694
       Add: Real estate depreciation and amortization of
              unconsolidated joint ventures                                        27,366           14,140           9,161
       Less:  Gain on disposition of community centers                            (18,370)               -               -
                                                                             --------------    -------------    ------------

Funds from operations                                                            $105,279          $95,076         $85,047
                                                                             ==============    =============    ============

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The estimated fair value of the Company's financial instruments has been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

           For purposes of the Securities and Exchange Commission's market risk disclosure requirements, the Company has estimated the fair value of its financial instruments at December 31, 2000. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, as of December 31, 2000, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented below. The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2000. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.



                                   2001           2002           2003           2004            2005
                               -------------  -------------  -------------  -------------   -------------

Mortgages, Notes and Loans
   Payable - fixed rate
   (in thousands)                 $10,956         $9,275       $268,983         $6,426          $6,509

Average rate                        7.84%          8.06%          7.07%          8.95%           9.10%

Mortgages, Notes and Loans
   Payable - variable rate
   (in thousands)                $291,664        $98,610        $36,732         $1,772          $1,799


Average rate                         L(1)           L(1)           L(1)           L(1)            L(1)
                                   +2.75%         +2.64%         +2.33%         +3.93%          +3.92%



                                                              ESTIMATED FAIR
                                                                  VALUE
                                 THEREAFTER      TOTAL           12/31/00
                                -------------   --------      ---------------

Mortgages, Notes and Loans
   Payable - fixed rate
   (in thousands)                  $227,591      $529,740         $567,800

Average rate                          7.75%         7.59%

Mortgages, Notes and Loans
   Payable - variable rate
   (in thousands)                    $6,188      $436,765         $436,765


Average rate                           L(1)          L(1)
                                     +4.25%        +2.54%

-------------------------

(1) L refers to the one month London Interbank Offered Rate (or "LIBOR") which was 6.56125% at December 31, 2000.

           Pursuant to the requirements of its construction loan in the fourth quarter of 2000, the Opry Mills joint venture was required to enter into an interest rate collar arrangement (Floor = 6.275% and cap = 7.000%) to reduce its exposure to fluctuating interest rates. The notional amount of this collar ($170,000) and its termination date (September 2002) coincide with the terms of the construction loan. No payments were made as a result of this arrangement during the year ended December 31, 2000. The interest rate collar described above has been designated a cash flow hedge of the interest rate risk in the variable rate construction loan. The Company's share of estimated fair value of the collar on January 1, 2001 ($1,279) will be reflected as a transition adjustment in the first quarter of 2001 and reflected in other comprehensive income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Financial Statements and Schedule appearing on pages F-1 to F-24 are incorporated herein by reference in Item 14.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The directors and executive officers of the Company and their positions and offices as of February 28, 2000 are set forth in the following table:


                             NAME                           AGE                      POSITION AND OFFICES HELD
           ------------------------------------------       ---      -----------------------------------------------------------
           Laurence C. Siegel........................        48      Chairman of the Board, Chief Executive Officer and Director
           Peter B. McMillan.........................        53      President, Chief Operating Officer and Director
           James F. Dausch...........................        58      Senior Executive Vice President - Development and Director
           Judith S. Berson..........................        58      Executive Vice President - Leasing
           Kent S. Digby.............................        48      Executive Vice President - Management/Marketing
           Kenneth R. Parent.........................        40      Executive Vice President and Chief Financial Officer
           Thomas E. Frost...........................        48      Executive Vice President, General Counsel and Secretary
           Steven J. Jacobsen........................        45      Executive Vice President - Development
           Mark J. Rivers............................        35      Executive Vice President - Chief Strategic Officer
           James P. Whitcome.........................        54      Executive Vice President - Capital Services
           Dietrich von Boetticher...................        59      Vice Chairman and Director
           John M. Ingram............................        65      Vice Chairman and Director
           Charles R. Black, Jr......................        53      Director
           James C. Braithwaite......................        60      Director
           The Hon. Joseph B. Gildenhorn.............        71      Director
           Harry H. Nick.............................        59      Director
           Franz von Perfall.........................        59      Director
           Robert P. Pincus..........................        54      Director
           Cristina L. Rose..........................        54      Director

           Biographical summaries of the remaining directors and executive officers of the Company are included under the captions "Election of Directors (Proposal 1) - Board of Directors" and "Executive Officers of the Company," respectively, in our proxy statement for the 2001 Annual Meeting of Shareholders and are incorporated herein by reference. Information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

           Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Compensation of Directors" and "Executive Compensation" in our proxy statement for the 2001 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Voting Securities and Principal Holders Thereof" in our proxy statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN TRANSACTIONS WITH RELATED PARTIES

           Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Transactions" in our proxy statement for the 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


14(a)      LIST OF DOCUMENTS FILED AS PART OF FORM 10-K

           (1)       FINANCIAL STATEMENTS                                      PAGE

                     Report of Independent Auditors                            F-1
                     Consolidated Balance Sheets                               F-2
                     Consolidated Statements of Income                         F-3
                     Consolidated Statements of  Stockholders' Equity          F-4
                     Consolidated Statements of Cash Flow                      F-5
                     Notes to Consolidated Financial Statements                F-6

           (2)       FINANCIAL STATEMENTS SCHEDULES                            PAGE

                     Schedule III - Consolidated Real Estate and
                     Accumulated Depreciation                                  F-22
                     Notes to Schedule III                                     F-23

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are included in the consolidated financial statements or are inapplicable and therefore have been omitted.

(3)       EXHIBITS

  NUMBER                                               EXHIBIT
  ------        ------------------------------------------------------------------------------------------------

   +3.1         Amended and Restated Certificate of Incorporation of the Company.

   #3.2         Amended and Restated Bylaws of the Company

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

--------------------

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

+++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

#       Filed herewith.

14(b)      REPORTS ON FORM 8-K

           The Company filed two reports on Form 8-K during the last quarter of the year ended December 31, 2000.

           The Company's Current Report on Form 8-K dated October 3, 2000 and filed on October 18, 2000 announcing the Company's purchase of 46 single tenant A-rated credit net lease properties and filing pro forma consolidated balance sheets and statement of operations.

           The Company's Current Report on Form 8-K dated September 30, 2000, and filed on November 14, 2000, made available supplemental financial information concerning the Company, and the properties owned or managed by it as of September 30, 2000, in the form of a Supplemental Information Package.

14(c)      EXHIBITS

           The list of exhibits filed with this report is set forth in response to item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)      FINANCIAL STATEMENTS SCHEDULES

Schedule III - Real Estate and Accumulated Depreciation

           Notes to Schedule III.

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2000:

                                 THE MILLS CORPORATION,
                                 a Delaware corporation


                                 By:      /s/ LAURENCE C. SIEGEL
                                 -------------------------------
                                 Laurence C. Siegel
                                 Chairman of the Board of
                                 Directors, Chief Executive
                                 Officer and Director

           Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities indicated below on March 26, 2000:

                      NAME                                                          TITLE
           -----------------------------                ----------------------------------------------------------------
           /s/ LAURENCE C. SIEGEL                       Chairman of the Board, Chief Executive
           ----------------------                       Officer and Director (principal executive officer)
           Laurence C. Siegel

           /s/ PETER B. MCMILLAN                        President, Chief Operating Officer and Director
           ---------------------
           Peter B. McMillan

           /s/ JAMES F. DAUSCH                          Senior Executive Vice-President - Development and Director
           -------------------
           James F. Dausch

           /s/ KENNETH R. PARENT                        Executive Vice President - Finance and Chief Financial Officer
           ---------------------                        (principal financial officer and principal accounting officer)
           Kenneth R. Parent


           /s/ DIETRICH VON BOETTICHER                  Vice Chairman and Director
           ---------------------------
           Dietrich von Boetticher


            /s/ JOHN M. INGRAM                          Vice Chairman and Director
           -------------------
           John M. Ingram

           /s/ CHARLES R. BLACK, Jr.                    Director
           -------------------------
           Charles R. Black, Jr.

           /s/ JAMES C. BRAITHWAITE                     Director
           ------------------------
           James C. Braithwaite

           /s/ JOSEPH B. GILDENHORN                     Director
           ------------------------
           Joseph B. Gildenhorn

           /s/ HARRY H. NICK                            Director
           -----------------
           Harry H. Nick

           /s/ FRANZ VON PERFALL                        Director
           ---------------------
           Franz von Perfall


           Robert P. Pincus                             Director

           /s/ CRISTINA L. ROSE                         Director
           --------------------
           Cristina L. Rose

                         REPORT OF INDEPENDENT AUDITORS






BOARD OF DIRECTORS
THE MILLS CORPORATION

         We have audited the accompanying consolidated balance sheets of The Mills Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of The Mills Corporation. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Mills Corporation as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP


McLean, Virginia
February 20, 2001

                              THE MILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                  DECEMBER 31,
                                                                           ----------------------------
                                                                              2000             1999
                                                                           -----------      -----------
ASSETS

Income producing property
   Land and land improvements                                              $   170,615      $   171,024
   Building and improvements                                                   717,462          725,530
   Furniture, fixtures and equipment                                            46,702           36,958
   Less accumulated depreciation and amortization                             (222,910)        (239,484)
                                                                           -----------      -----------

      Net income producing property                                            711,869          694,028

Land held for investment and/or sale                                             8,715            9,924
Construction in progress                                                        65,014           33,138
Investment in unconsolidated joint ventures                                    230,613          201,152
                                                                           -----------      -----------

      Net real estate and development assets                                 1,016,211          938,242

Cash and cash equivalents                                                       10,447            3,035
Restricted cash                                                                 14,530           13,771
Accounts receivable, net                                                        32,322           25,389
Notes receivable                                                                 8,011            8,351
Deferred costs, net                                                             39,769           47,942
Other assets                                                                     4,401            2,737
                                                                           -----------      -----------

      TOTAL ASSETS                                                         $ 1,125,691      $ 1,039,467
                                                                           ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages, notes, and loans payable                                        $   966,505      $   877,273
Accounts payable and other liabilities                                          78,867           61,189
                                                                           -----------      -----------

      Total liabilities                                                      1,045,372          938,462
                                                                           -----------      -----------

Minority interests                                                              32,385           40,978

Common stock $.01 par value, authorized 100,000,000 shares, issued and outstanding 23,408,824 and 23,192,041 shares in 2000 and 1999,
   respectively                                                                    234              232
Additional paid-in capital                                                     444,689          440,924
Accumulated deficit                                                           (394,009)        (379,306)
Deferred compensation                                                           (2,980)          (1,823)
                                                                           -----------      -----------

      Total stockholders' equity                                                47,934           60,027
                                                                           -----------      -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 1,125,691      $ 1,039,467
                                                                           ===========      ===========






          See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND DIVIDEND DATA)


                                                                         YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                 2000              1999               1998
                                                             ------------      ------------      ------------
REVENUES:
    Minimum rent                                             $    103,550      $    104,407      $    101,503
    Percentage rent                                                 2,891             3,677             3,832
    Recoveries from tenants                                        52,006            51,680            50,943
    Other property revenue                                         10,314             8,778             7,653
    Management fee income                                           8,445             4,891             2,193
    Other fee income                                                8,637             8,647             7,908
    Interest income                                                 4,868             2,605             3,238
                                                             ------------      ------------      ------------
                                                                  190,711           184,685           177,270
                                                             ------------      ------------      ------------
EXPENSES:
    Recoverable from tenants                                       44,333            44,464            44,361
    Other operating                                                 5,362             6,184             5,872
    General and administrative                                     15,691            12,416             9,994
    Interest expense, net                                          56,736            49,498            46,366
    Depreciation and amortization                                  38,065            34,164            34,786
                                                             ------------      ------------      ------------
                                                                  160,187           146,726           141,379
                                                             ------------      ------------      ------------

Other income (expense)                                             (4,210)           (1,643)             (796)
Gain on sale of community centers                                  18,370                --                --
Equity in earnings of unconsolidated joint ventures
    before extraordinary items                                     16,571            12,287             8,097
                                                             ------------      ------------      ------------

Income before extraordinary items and minority interests           61,255            48,603            43,192

Extraordinary loss on debt extinguishments                         (3,147)           (2,762)             (422)
Equity in extraordinary loss on debt extinguishments
    of unconsolidated joint ventures                                 (347)               --            (3,518)
                                                             ------------      ------------      ------------

Income before minority interests                                   57,761            45,841            39,252

Minority interests                                                (23,341)          (18,618)          (16,000)
                                                             ------------      ------------      ------------

Net income                                                   $     34,420      $     27,223      $     23,252
                                                             ============      ============      ============

EARNINGS PER COMMON SHARE - BASIC:
   Income before extraordinary items                         $       1.57      $       1.25      $       1.11
   Extraordinary loss on debt extinguishments                       (0.09)            (0.07)            (0.10)
                                                             ------------      ------------      ------------
      Net income                                             $       1.48      $       1.18      $       1.01
                                                             ============      ============      ============

EARNINGS PER COMMON SHARE - DILUTED:
   Income before extraordinary items                         $       1.56      $       1.24      $       1.10
   Extraordinary loss on debt extinguishments                       (0.09)            (0.07)            (0.10)
                                                             ------------      ------------      ------------
      Net income                                             $       1.47      $       1.17      $       1.00
                                                             ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES:
   Basic                                                       23,294,905        23,131,472        23,011,964
                                                             ============      ============      ============
   Diluted                                                     23,337,516        23,292,510        23,361,341
                                                             ============      ============      ============

TAX TREATMENT OF DIVIDENDS (UNAUDITED):
   Ordinary income per common share                          $       0.51      $       0.97      $       1.14
   Capital gains per common share                                      --              0.02              0.02
   Return of capital per common share                                1.54              1.00              0.78
                                                             ------------      ------------      ------------
   Dividends paid per common share                           $       2.05      $       1.99      $       1.94
                                                             ============      ============      ============


          See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                      COMMON              ADDITIONAL
                                                       STOCK     COMMON    PAID-IN     ACCUMULATED    DEFERRED
                                                     (SHARES)    STOCK     CAPITAL       DEFICIT    COMPENSATION     TOTAL
                                                     --------    -----     -------       -------    ------------     -----

BALANCES, DECEMBER 31, 1997                            22,912     $229     $436,639     $(337,142)     $  (702)     $ 99,024

Restricted stock incentive program                         55       --        1,340            --       (1,340)           --
Amortization of restricted stock incentive program         --       --           --            --          685           685
Units exchanged for common stock                          110        1          444          (445)          --            --
Exercise of stock options                                  55        1        1,025            --           --         1,026
Dividends declared                                         --       --           --       (45,069)          --       (45,069)
Net income                                                 --       --           --        23,252           --        23,252
                                                       ------     ----     --------     ---------      -------      --------

BALANCES, DECEMBER 31, 1998                            23,132      231      439,448      (359,404)      (1,357)       78,918

Restricted stock incentive program                         60        1        1,476            --       (1,477)           --
Amortization of restricted stock incentive program         --       --           --            --        1,011         1,011
Dividends declared                                         --       --           --       (47,125)          --       (47,125)
Net income                                                 --       --           --        27,223           --        27,223
                                                       ------     ----     --------     ---------      -------      --------

BALANCES, DECEMBER 31, 1999                            23,192      232      440,924      (379,306)      (1,823)       60,027

Restricted stock incentive program                        168        2        2,883            --       (2,885)           --
Amortization of restricted stock incentive program         --       --           --            --        1,728         1,728
Units exchanged for common stock                            3       --           53           (53)          --            --
Exercise of stock options                                  46       --          829            --           --           829
Dividends declared                                         --       --           --       (49,070)          --       (49,070)
Net income                                                 --       --           --        34,420           --        34,420
                                                       ------     ----     --------     ---------      -------      --------

BALANCES, DECEMBER 31, 2000                            23,409     $234     $444,689     $(394,009)     $(2,980)     $ 47,934
                                                       ======     ====     ========     =========      =======      ========

          See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                 2000           1999            1998
                                                                 ----           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Income before minority interests                               $  57,761      $  45,841      $  39,252
Adjustments to reconcile income before minority
   interests to net cash provided by operating activities:
      Net accretion of note receivable                              (470)          (532)          (700)
      Depreciation and amortization                               40,964         36,669         36,925
      Write-off of abandoned projects                              6,279          1,675            796
      Provision for losses on accounts receivable                    874            723          1,046
      Equity in earnings of unconsolidated joint ventures
         before extraordinary item                               (16,571)       (12,287)        (8,097)
      Gain on sales of property                                   (1,255)        (1,895)            --
      Gain on sale of community centers                          (18,370)            --             --
      Extraordinary loss on debt extinguishments                   3,147          2,762            422
      Equity in extraordinary loss on debt extinguishments
         of unconsolidated joint ventures                            347             --          3,518
      Amortization of restricted stock incentive program           1,728          1,011            685
Other changes in assets and liabilities:
      Accounts receivable                                         (8,738)        (3,095)        (2,917)
      Notes receivable                                             1,189            (83)         1,142
      Other assets                                                (1,903)        (1,671)         1,426
      Accounts payable and other liabilities                      13,404          7,951          5,450
                                                               ---------      ---------      ---------

Net cash provided by operating activities                         78,386         77,069         78,948
                                                               ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and development assets                (138,450)      (107,789)      (121,355)
Distributions received from unconsolidated joint ventures         44,003         23,683         32,434
Proceeds from sale of community centers, net                      22,536             --             --
Proceeds from sale of property, net                                3,840          3,450             --
Notes receivable                                                      --         (1,445)            --
Deferred costs                                                    (9,971)       (13,674)        (9,486)
                                                               ---------      ---------      ---------

Net cash used in investing activities                            (78,042)       (95,775)       (98,407)
                                                               ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable                 397,436        262,728        208,306
Repayments of mortgages, notes and loans payable                (301,711)      (167,637)      (129,837)
Refinancing costs                                                 (5,542)        (4,690)        (1,018)
(Increase) decrease in restricted cash                            (2,347)          (349)         2,201
Dividends paid                                                   (49,070)       (47,125)       (45,069)
Distributions to minority interests                              (32,527)       (31,696)       (30,903)
Proceeds from exercise of stock options                              829             --          1,026
                                                               ---------      ---------      ---------

Net cash provided by financing activities                          7,068         11,231          4,706
                                                               ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents               7,412         (7,475)       (14,753)
Cash and cash equivalents, beginning of year                       3,035         10,510         25,263
                                                               ---------      ---------      ---------

Cash and cash equivalents, end of year                         $  10,447      $   3,035      $  10,510
                                                               =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest, net of amount capitalized           $  45,807      $  45,937      $  43,447
                                                               =========      =========      =========

          See Accompanying Notes to Consolidated Financial Statements.

                              THE MILLS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.   ORGANIZATION

The Mills Corporation (the "Company") is a fully integrated, self-managed real estate investment trust ("REIT").

         The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns a 1% interest as the sole general partner and a 58.68% interest as a limited partner as of December 31, 2000. The Company, through the Operating Partnership, is engaged in the ownership, development, redevelopment, leasing, acquisition, expansion, and management of super-regional, retail and entertainment-oriented centers (the "Mills" and "Block" projects), a community shopping center and a portfolio of single tenant net lease properties ("Net Lease Properties") at various locations throughout the United States. As of December 31, 2000, the Operating Partnership owns or holds an interest in the following Mills, Block and community center operating properties:

                        MILLS                                        LOCATION
        ---------------------------------------     -------------------------------------------

        Franklin Mills                              Philadelphia, PA
        Gurnee Mills                                Gurnee, IL (Chicago)
        Potomac Mills                               Woodbridge, VA (Washington, DC)
        Sawgrass Mills                              Sunrise, FL (Ft. Lauderdale)
        Ontario Mills                               Ontario, CA (Los Angeles)
        Grapevine Mills                             Grapevine, TX (Dallas/Fort Worth)
        Arizona Mills                               Tempe, AZ (Phoenix)
        The Oasis at Sawgrass                       Sunrise, FL (Ft. Lauderdale)
        Concord Mills                               Concord, NC (Charlotte)
        Katy Mills                                  Katy, TX  (Houston)
        Opry Mills                                  Nashville, TN
        Arundel Mills                               Anne Arundel County, MD (Baltimore/Washington, DC)


                        BLOCK
        ---------------------------------------

        The Block at Orange                         Orange, CA (Los Angeles)


                   COMMUNITY CENTER
        ---------------------------------------

        Liberty Plaza                               Philadelphia, PA


The Company is actively involved in the predevelopment or development of a number of projects, including Discover Mills (Atlanta, GA), Colorado Mills (Denver, CO), Missouri Mills (St. Louis, MO), Vaughan Mills (Toronto, Canada), and Meadowlands Mills (Carlstadt, NJ). Additionally, the Operating Partnership owns 5% of the voting common stock and 99% of the non-voting preferred stock of the Mills Services Corporation ("MSC"), an entity formed in connection with the Company's initial public offering to provide development, management, leasing and financing services to the Company and other entities owned by affiliates of the Company. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. MSC also owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that owns FoodBrand (the Company's food and beverage entity that was created in 1999 to master lease and operate food courts at the Company's malls with existing operations at Katy Mills, Opry Mills, Arundel Mills and Franklin Mills, and future projects under development) and which holds investments in other retail joint ventures ("Retail JV's"). Such investments are accounted for using the equity method of accounting.

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The Company conducts its business through its Operating Partnership, wholly-owned subsidiaries and affiliates. The consolidated financial statements include the accounts of the Company and all subsidiaries that the Company controls. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures -See Note 7-under the equity method.

         All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

REAL ESTATE AND DEVELOPMENT ASSETS

         Income producing property is stated at the lower of cost or fair value and includes all costs related to acquisition, development, leasing and construction, including tenant improvements, interest incurred during construction and certain direct and indirect costs of development. Land held for sale is carried at the lower of cost or fair value less costs to sell. Maintenance and repairs are charged to expense as incurred. The Company writes off costs related to predevelopment projects when it determines that it will no longer pursue the project. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

         Buildings and improvements                                        40 years
         Land improvements                                                 20 years
         Furniture, fixtures and equipment                                  7 years

         Total depreciation expense was $26,598, $25,130 and $26,504 for the years ended December 31, 2000, 1999 and 1998 respectively.

         Total interest expense capitalized to real estate and development assets, including investments in unconsolidated joint ventures under development, was $21,058, $13,065 and $8,761 for the years ended December 31, 2000, 1999 and 1998, respectively.

REVENUE RECOGNITION

         The Company, as lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rent from income producing properties is recognized on a straight-line basis over the terms of the respective leases. Percentage rent is recognized when tenant's sales have reached breakpoints stipulated in the leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

         Management, leasing and development fees relating to entities not wholly-owned by the Company are recognized as revenue as they are earned.

DEFERRED COSTS

         Deferred costs consist of loan fees and related expenses which are amortized on a straight-line basis that approximates the interest method over the terms of the related notes. In addition, deferred costs include leasing charges, comprised of tenant construction allowances and direct salaries and other costs incurred by the Company to originate a lease, which are amortized on a straight-line basis over the terms of the related leases. Total amortization expense was $14,366, $11,539 and $10,421 for the years ended December 31, 2000, 1999 and 1998, respectively. Total accumulated amortization of deferred costs was $64,706 and $69,123 at December 31, 2000 and 1999, respectively.

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

RESTRICTED CASH

         Restricted cash consists primarily of funds invested in cash collateral accounts. The purpose of the cash collateral accounts is to hold proceeds from certain transactions and to fund maintenance reserves, interest, taxes and payments on debt. The cash collateral accounts are controlled by the lenders.

ACCOUNTS RECEIVABLE

         Accounts receivable includes amounts billed to tenants, deferred rent receivable arising from straight-lining of rents and accrued recoveries from tenants. Management evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect the amounts estimated to be uncollectible. The allowance for doubtful accounts was $3,148 and $3,829 at December 31, 2000 and 1999, respectively.

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

         MSC, the Company's consolidated IRC subchapter C corporate subsidiary, is subject to federal income taxes at the prevailing tax rates. MSC has a federal net operating loss carryforward of $33,209 at December 31, 1999, and the Company estimates that the federal net operating loss carryforward will be approximately $40,000 December 31, 2000. A valuation allowance has been established for deferred tax assets principally relating to the loss carryforward as there can be no assurance that MSC will generate taxable income in future years.

         For taxable years beginning on or after January 1, 2001, Federal income tax law generally allows a REIT to own stock in one or more subsidiaries ("taxable REIT subsidiaries") engaged in businesses that generate income that would not constitute qualifying income under the REIT income test. Additionally, Federal income tax imposes certain limitations on the value of the stock in these taxable REIT subsidiaries. Both the REIT and the taxable REIT subsidiaries are subject to strict Federal income tax rules governing their ownership, operation and taxation. As of January 1, 2001, MSC and its subsidiaries filed an election to be treated as taxable REIT subsidiary.

SEGMENT REPORTING

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company operates in one reportable segment, the development, ownership and operation of retail properties. These properties consist of "Mills" super-regional value and entertainment oriented malls, "Block" retail and entertainment properties, a community retail shopping center, food court operations, a portfolio of Net Lease Properties and other retail operations. Substantially all the Company's assets, revenues and income are derived from this segment. The Company currently has no operations in foreign countries that generate revenues and expenses.

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed conversion of stock issued pursuant to the Company's restricted stock program and stock option incentive program using the treasury stock method.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, as later amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" (collectively the "Statement"), which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement is effective for the Company commencing January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The effect of this change in accounting will not have significant impact on the Company's results of operations and financial position.

STOCK OPTION PLAN

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the current year presentation.

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


3.   DISPOSITION OF COMMUNITY CENTERS

         In August 2000, the Company sold ten of its community centers (the "Disposed Properties") to an unrelated third party for $142,000. Net proceeds to the Company after assumption of the mortgage notes of $111,600 and closing costs of $7,864 were $22,536. The assumption of debt has been treated as a non-cash financing activity for cash flow purposes.

         A summary of operations for the Community Centers for the years ended December 31, 2000 (through the date of sale), 1999 and 1998, is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                      2000             1999            1998
                                                   ------------    -------------    ------------

            Revenues                                   $12,809         $21,330         $21,116
            Interest expense                             4,935           8,211           6,271
            Depreciation expense                         2,523           4,438           3,982
            Other expense                                3,363           5,775           5,733


4.   ACQUISITION OF A PORTFOLIO OF NET LEASED PROPERTIES

         During the third and fourth quarters of 2000, the Company acquired 46 Net Lease Properties for an aggregate purchase price of $114,000 through the assumption $105,200 of mortgage notes and $8,800 cash payment. The Net Lease Properties were purchased from unrelated third parties and are subject to single tenant net leases operating as CVS. The leases are triple net leases that contain indemnification for liabilities customarily associated with possession of the site (including without limitation, certain specified environmental liabilities). The tenants' obligations under the leases are guaranteed by CVS Corporation, a Delaware Corporation. For the year ended December 31, 2000, total revenues and expenses included $2,518 of rental revenues, $2,039 of interest expenses and $653 of depreciation expense related to the Net Lease Properties. The assumption of debt has been treated as a non-cash financing activity for cash flow purposes.

5.   OTHER INCOME (EXPENSE)

         Other income (expense) consists of land sales gains, abandoned project costs and operating margins and start-up costs associated with the Company's FoodBrand and other retail operations as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                      2000             1999             1998
                                                   ------------    -------------    ------------
        FoodBrand and other retail income (loss)
           Revenues                                   $25,759          $5,737               $-
           Expenses                                   (23,781)         (6,506)               -
           Start-up  costs                             (1,126)         (1,094)               -
        Abandoned projects                             (6,279)         (1,675)            (796)
        Land sale gains                                 1,255           1,895                -
        Other                                             (38)              -                -
                                                   ------------    -------------    ------------

        Total other expense                           $(4,210)        $(1,643)           $(796)
                                                   ============    =============    ============

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


6.   NOTES RECEIVABLE

         Notes receivable include $4,387 and $5,243 at December 31, 2000 and 1999, respectively, relating to a reimbursement and annexation agreement with the Village of Gurnee ("Village") to reimburse the owner of Gurnee Mills for the cost of certain public improvements. The Village has executed a non-interest bearing note for $15,000 to be paid from taxes collected from tenants of Gurnee Mills during a ten-year period beginning one year after Gurnee Mills opened in August 1991. In 1996, the note was amended and the note amount increased to $17,500 to be paid over a thirteen-year period. The note was recorded in 1991 at its net present value based on the estimated taxes to be collected by the Village using a discount rate of 10%. Interest income accreted was $470, $532 and $700 for the years ended December 31, 2000, 1999 and 1998, respectively. For the years ended December 31, 2000, 1999 and 1998, collections from the Village totaled $1,386, $1,210 and $1,359, respectively.

         Notes receivable include $1,582 and $1,445 at December 31, 2000 and 1999, respectively, relating to loans made to certain members of management to fund purchases of the Company's common stock on the open market. The notes are fully recourse, mature in September 2002 with interest accrued monthly at 8.0%.

7.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

         Certain operating properties and properties under development are partially owned through joint ventures ("Joint Ventures") in which the Company is also a co-general and co-managing partner. The Company's ownership interest in each Joint Venture as of December 31, 2000, is as follows:

                JOINT VENTURE                   OWNERSHIP %
          ---------------------------     -------------------------

          Ontario Mills                            50.0%
          Grapevine Mills                          37.5%
          Arizona Mills                            36.8%
          The Block at Orange                      50.0%
          The Oasis at Sawgrass                    50.0%
          Concord Mills                            37.5%
          Katy Mills                               62.5%
          Opry Mills                               66.7%
          Arundel Mills                            37.5%
          Discover Mills                           50.0%
          Meadowlands Mills                        66.7%

         In addition to the above joint ventures, MEI holds investments in certain Retail JV's.

         In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to the amounts invested to date. The Company has guaranteed repayment of $269,008 of the Joint Venture debt until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District ("City"). The remaining aggregate amount of the special tax assessment is approximately $15,071 and will be collected through 2020 to fund debt service on bonds issued by the City to fund infrastructure improvements.

         The Company's real estate joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


7.       INVESTMENT IN UNCONSOLIDATED JOINT VENTURES, CONTINUED

         Condensed combined balance sheets and statements of income for unconsolidated joint ventures are as follows:

                                                        DECEMBER 31,
                                                 --------------------------
CONDENSED COMBINED BALANCE SHEETS                   2000           1999
---------------------------------                -----------     ----------

ASSETS:
   Income producing assets                        $1,188,334     $  871,608
   Construction in progress                          224,361        304,168
   Other                                             552,453        448,715
                                                  ----------     ----------

    Total assets                                  $1,965,148     $1,624,491
                                                  ==========     ==========

LIABILITIES AND PARTNERS' EQUITY:
   Debt                                           $1,303,665     $  947,975
   Other liabilities                                 147,260        162,282
   Operating Partnership's accumulated equity        168,503        165,801
   Joint Venture partners' accumulated equity        345,720        348,433
                                                  ----------     ----------

   Total liabilities and partners' equity         $1,965,148     $1,624,491
                                                  ==========     ==========


                                                                YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
CONDENSED COMBINED INCOME STATEMENTS                       2000           1999          1998
------------------------------------                    ----------     ----------     ---------

Revenues                                                $ 239,521      $ 149,751      $ 98,342
Recoverable and other property expenses                   (68,611)       (43,349)      (30,010)
Interest expense                                          (77,587)       (45,557)      (29,735)
Depreciation and amortization                             (72,192)       (40,918)      (24,416)
Other                                                      11,787          6,513         7,253
Extraordinary loss on debt extinguishments                   (943)            --        (8,878)
                                                        ---------      ---------      --------

   Net income                                           $  31,975      $  26,440      $ 12,556
                                                        =========      =========      ========

Equity in earnings of unconsolidated joint ventures
   before extraordinary loss                            $  16,571      $  12,287      $  8,097
                                                        =========      =========      ========

Equity in extraordinary loss on debt
   Extinguishments of unconsolidated joint ventures     $    (347)     $       -      $ (3,518)
                                                        =========      =========      ========

         Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

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

         In connection with the refinancing of debt during the year ended December 31, 2000, the Arizona Mills joint venture recognized an extraordinary loss on debt extinguishment totaling $943 due to the write-off of deferred loan costs. The Company's share of the loss was $347.

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


7.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURES, CONTINUED

         In connection with the refinancing of debt in 1998, the Grapevine Mills and Ontario Mills joint ventures recognized extraordinary losses on debt extinguishments totaling $8,878 due to the write-off of unamortized deferred loan costs of $3,327 and the payment of a prepayment penalty of $5,551. The Company's share of the losses was $3,518.

         In October 1998, the Company and the Katy Mills joint venture entered into a settlement agreement with Chelsea GCA Realty, Inc., Simon Property Group, L.P., and certain of their affiliates by which the parties settled litigation concerning efforts by Chelsea and Simon to develop a shopping center in the Houston, Texas area within close proximity to the Katy Mills project. In order to protect the investment in the Katy Mills project, the Company and the Katy Mills joint venture purchased Chelsea's interest in the proposed project by reimbursing Chelsea for its share of land costs, development costs and fees related to the project and agreed to make $21,400 of additional payments to Chelsea over a four-year period. Of this amount, the Katy Mills joint venture paid $3,000 in October 1998, $4,600 in January 1999 and 2000, respectively. The Company and its joint venture partners anticipate that the construction loan and equity contributions for Katy Mills would be sufficient to cover the joint venture's obligations to make the deferred payments. Katy Mills' future payment obligations under the settlement agreements were secured by a pledge of 639,507 shares of the Company's common stock. The number of shares have been reduced pro rata as payments were made. The obligation was reduced to $4,600 and the number of shares pledged were reduced to 319,329, after the January 2001 payment.

8.   MORTGAGES, NOTES AND LOANS PAYABLE

         Mortgages, notes, and loans payable, consist of the following at December 31, 2000 and 1999:

                                                                                                2000         1999
                                                                                              --------     --------
The Mills Limited Partnership $75,000 unsecured revolving loan - interest payable monthly at LIBOR plus 2.75%, subject to certain leverage tests,
   maturing in June 2002 (with a one year extension option).                                  $ 75,000     $    --

The Mills Limited Partnership $50,000 term loan - interest at LIBOR plus 2.25%
   due monthly with principal reductions of $5,000 and $10,000 in June 2001 and
   June 2002, respectively; maturing June 2003.                                                 50,000          --

The Mills Limited Partnership $100,000 revolving line of credit - interest payable
    monthly at LIBOR plus 2.50%.  This loan was refinanced in June 2000.                            --     100,000

Potomac Mills/Gurnee Mills securitized bonds - principal and interest payments based on 30-year amortization with an anticipated balloon payment in
    December 2003, and required maturity in 2026; weighted average interest rate of 7.02%      271,148     274,704
   (See Note 15).

Franklin Mills and Liberty Plaza mortgage loan - principal and interest payments based on 30-year amortization with an anticipated balloon payment in May
    2007 and required maturity in 2027; interest rate at 7.88% per annum on
    $110,000 7.44% on $20,000, and 6.22% on $13,000.                                           138,324     139,867

Sawgrass Mills $285,000 financing ($185,000 mortgage loan and $100,000 mezzanine loan) - interest only payments through maturity in June 2001; blended
    interest rate of LIBOR plus 2.75%.                                                         285,000          --

Sawgrass Mills securitized bonds - interest only payments through maturity in
   January 2001; fixed interest rate of 6.45% on $115,000; interest at LIBOR plus 0.85% to LIBOR plus 2.30% on the remaining amounts. This loan was
   refinanced in January 2000.                                                                      --     145,000

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


8.   MORTGAGES, NOTES AND LOANS PAYABLE, CONTINUED

                                                                                            2000         1999
                                                                                           -------      -------

Sawgrass Mills Phase II mortgage loan - interest payable monthly at 6.97%
    through maturity in January 2001.  This loan was refinanced in January 2000.           $    --     $ 18,000

Sawgrass Mills mezzanine loan - interest payable monthly at LIBOR plus 4.75%
   through maturity in October 2000.  This loan was refinanced in January 2000.                 --       57,000

The Mills Limited Partnership $15,000 promissory note - interest payable
   monthly at LIBOR plus 1.25% through its maturity in January 2000.                            --       15,000

Net Leased Properties mortgage loans - principal and interest payments based on a 30-year amortization with maturity dates ranging from October 2010 to
    January 2023; weighted average interest rate of 7.7%.                                  104,943           --

Ten Community Centers' mortgage loan with interest at 7.30% - principal and interest payments through maturity in February 2009. This loan was assumed in
   August 2000 through the sale of the Community Centers. (See Note 3).                         --      111,662

Mainstreet Retail loan - principal and interest payments based on a 10 year
    amortization with a final payment due in July 2010; interest at LIBOR plus 4.25%        12,938           --

Concord Mills Residual III mortgage loan - interest only payable monthly at
LIBOR plus 2.25% through maturity in December 2002.                                          9,043           --

Other notes and loans payable                                                               20,109       16,040
                                                                                          --------     --------

                                                                                          $966,505     $877,273
                                                                                          ========     ========

         The Company's weighted average interest rate at December 31, 2000 and 1999, was 8.27% and 7.38%, respectively, of which $529,740 and $661,987 was fixed rate debt at December 31, 2000 and 1999, respectively. Of the Company's total consolidated debt, $741,505 is secured by the Company's income-producing properties.

         In connection with the refinancing of certain debt during 2000, the Company wrote off $1,513 of unamortized loan costs and paid a prepayment penalty of $1,634. In connection with the refinancing of certain debt during 1999, the Company wrote off $337 of unamortized loan costs and paid a prepayment penalty of $2,425. In connection with refinancing of certain debt during 1998, the Company wrote-off $422 of unamortized loan costs. Such amounts are reflected as an extraordinary loss on debt extinguishments.

         In January 1992, in conjunction with improvements to one of the Mills, a Mills entity obtained from a bank a 10-year letter of credit in the amount of $30,249 which serves as a credit enhancement for bonds sold by a municipality to the public. Proceeds from the bonds were used to reimburse the Mills entity for the costs of public works, which amounted to approximately $21,000. This reimbursement was recorded as a reduction of the costs previously capitalized to the income producing property. The bonds are payable from ad valorem taxes levied by the municipality against the assessed value of the real property owned by the Partnership and real property owned by outside parties. Funds can be drawn on the letter of credit for the purpose of repaying principal and interest on the bonds.

         Certain mortgages, notes and loans payable agreements provide for restrictive covenants relating to the maintenance of specified financial performance ratios such as minimum net worth, debt service coverage ratio, loan to value and restriction on future dividend and distribution payments. As of December 31, 2000, the Company was in compliance with these covenants.

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


8.   MORTGAGES, NOTES AND LOANS PAYABLE, CONTINUED

         The aggregate maturities of the Company's borrowings (excluding Joint Ventures) at December 31, 2000 are as follows:

                          2001             $302,620
                          2002              107,885
                          2003              305,715
                          2004                8,198
                          2005                8,308
                    Thereafter              233,779
                                        -------------

                                           $966,505
                                        =============

         In February 2001, the Company refinanced Potomac Mills and Gurnee Mills (see Note 15). As a result of the refinancing, $271,148 of debt that had aggregate maturities through 2003 was now $355,000 of debt with aggregate maturities due after 2005.

9.   LEASING ACTIVITIES

         The Company has noncancellable leases with tenants with remaining terms ranging from one to 23 years and requiring monthly payments of specified minimum rent. A majority of the leases require reimbursement by the tenant of substantially all operating expenses of the properties. In addition, many of the leases provide for additional rental payments based on gross revenues of the tenant in excess of specified amounts. Future minimum rental commitments under the noncancellable leases for the Mills (excluding Joint Ventures), Liberty Plaza and Net Lease Properties at December 31, 2000 are as follows:


                    2001                  $93,067
                    2002                   80,521
                    2003                   71,317
                    2004                   59,569
                    2005                   48,888
              Thereafter                  263,702
                                       ------------

                                         $617,064
                                       ============

         The Company has a noncancellable operating lease for its corporate headquarters in Arlington, Virginia. The lease commenced in April 1996 for a term of ten years. Minimum rental payments under this lease subsequent to December 31, 2000, are as follows:

                     2001                   $2,522
                     2002                    2,654
                     2003                    2,721
                     2004                    2,788
                     2005                    2,858
               Thereafter                    1,319
                                        ------------

                                           $14,862
                                        ============

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

         Fixed rate debt with an aggregate carrying value of $529,740 and $661,987 has an estimated aggregate fair value of $567,800 and $658,300 at December 31, 2000 and 1999, respectively. Estimated fair value of fixed rate debt is based on interest rates currently available to the Company for issuance of debt with similar terms, credit risk and remaining maturities. The estimated fair value of the Company's variable rate debt is estimated to be approximately equal to its carrying value of $436,765 and $215,286 at December 31, 2000 and 1999, respectively.

         Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2000, and current estimates of fair value may differ significantly from the amounts presented herein.

         Pursuant to the requirements of its construction loan, in the fourth quarter of 2000, the Opry Mills joint venture was required to enter into an interest rate collar arrangement to reduce its exposure to fluctuating interest rates. The notional amount of this collar ($170,000) and its termination date (September 2002) coincide with the terms of the construction loan. No payments were made as a result of this arrangement during the year ended December 31, 2000.

         The interest rate collar described above has been designated as a cash flow hedge of the interest rate risk in the variable rate construction loan. The Company's share of the estimated fair value of the collar on January 1, 2001 ($1,279) will be reflected as a transition adjustment in the first quarter of 2001 and reflected in other comprehensive income.

11.  EMPLOYEE BENEFIT PLANS

         The Company has a 401(K) defined contribution benefit plan that covers all employees who are age 21 or older and have at least 60 days of service. Contributions made by employees electing to participate in the plan under salary reduction agreements are recorded when paid into the plan, or alternatively, accrued if unpaid. Employer contributions are accrued and paid into the plan periodically. Employer contributions were $1,346, $1,165 and $790 for the years ended December 2000, 1999 and 1998, respectively.

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


12.    CAPITAL STOCK

AUTHORIZED CAPITAL

         The Company's authorized capital stock consists of 150,000,000 shares of common stock, $0.01 par value, comprised of 100,000,000 shares of voting common stock and 50,000,000 shares of non-voting common stock, and 20,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock or non-voting common stock have been issued.

EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            2000          1999          1998
                                                          --------      --------      --------

Numerator for basic earnings per share                    $ 34,393      $ 27,206      $ 23,232
                                                          ========      ========      ========

Numerator for diluted earnings per share                  $ 34,418      $ 27,283      $ 23,374
                                                          ========      ========      ========

Denominator:
   Denominator for basic earnings per share -
      weighted average shares                               23,341        23,167        23,062
   Unvested Restricted Stock Awards -
      weighted average shares                                  (46)          (36)          (51)
                                                          --------      --------      --------

   Denominator for basic earnings per share
      adjusted weighted average shares                      23,295        23,131        23,011
   Effect of dilutive securities:
   Employee stock options and restricted stock awards           43           162           350
                                                          --------      --------      --------

   Denominator for diluted earnings per
      share adjusted weighted average shares                23,338        23,293        23,361
                                                          ========      ========      ========

Basic earnings per share                                  $   1.48      $   1.18      $   1.01
Diluted earnings per share                                $   1.47      $   1.17      $   1.00

         Limited partnership units in the Operating Partnership (15,827,909 and 15,831,636 outstanding at December 31, 2000 and 1999, respectively) may be exchanged for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

MINORITY INTERESTS

         Minority interests represent the interests of the unitholders in the Operating Partnership. The minority interest is adjusted at each period end to reflect the ownership percentage at that particular time. The minority interest was 40.32%, 40.57% and 40.65% at December 31, 2000, 1999 and 1998, respectively.

STOCK OPTION PLANS

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

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


12. CAPITAL STOCK, CONTINUED

STOCK OPTION PLANS, Continued

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

         A summary of the Company's stock option activity, and related information for the years ended December 31, 2000, 1999 and 1998, respectively, is as follows:

                                            2000                          1999                           1998
                                 ---------------------------   ---------------------------    ---------------------------
                                                 WEIGHTED                      WEIGHTED                       WEIGHTED
                                                 AVERAGE                       AVERAGE                        AVERAGE
                                  OPTIONS        EXERCISE       OPTIONS        EXERCISE        OPTIONS        EXERCISE
                                   (000)          PRICE          (000)          PRICE           (000)          PRICE
                                 ----------    -------------   -----------   -------------    -----------   -------------
Outstanding -
   beginning of year                5,276           $21.63         4,061          $23.62          1,892          $21.53
Granted                                 3            18.63         1,322           17.44          2,362           25.19
Exercised                             (46)           17.64             -            -               (55)          18.56
Forfeited                            (477)           21.47          (107)          24.32           (138)          22.91
                                 ----------    -------------   -----------   -------------    -----------   -------------

Outstanding -
   end of year                      4,756           $21.61         5,276          $21.63          4,061          $23.62
                                 ==========    =============   ===========   =============    ===========   =============

Exercisable at end of year          1,925            21.59         1,400           21.96            834           21.71
Weighted average fair
    value of options granted
       during the year                              $ 1.27                        $ 1.06                         $ 1.90

         The range of exercise prices of options outstanding at December 31, 2000 was $17.27 to $26.31. The weighted average remaining contractual life of options outstanding at December 31, 2000 was 6.8 years.

         Pro forma information regarding net income and earnings per share is required by SFAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest of 6.50%, 6.50% and 5.25%; expected life of the option of 5.50 years, 5.00 years and 4.50 years; a dividend yield of 10.0%, 10.0% and 9.0%; and volatility factors of the expected market price of the Company's common stock of .202, .215 and .210.

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

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


12. CAPITAL STOCK, CONTINUED

STOCK OPTION PLANS, Continued

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                2000          1999          1998
                                                             -----------   -----------   -----------

         Pro forma income before minority interest            $56,617        $44,430        $37,899

         Pro forma net income per share - diluted             $  1.45        $  1.14        $   .97

RESTRICTED STOCK GRANTS

         Pursuant to both the Executive Equity Incentive Plan and the 1999 Stock Option Plan, the Company grants restricted stock to its directors, officers and other key employees. Vesting periods for Restricted Stock are determined by the Company's Executive Compensation Committee. As of December 31, 2000, the Company had grants of 508,572 shares of non-vested Restricted Stock outstanding pursuant to such plans, which vest as follow:

        2001             2002              2003              2004             2005
        ----             ----              ----              ----             ----
        116,925          106,876           96,858            84,881           54,006

         An additional 49,026 shares of stock would be issued and would vest only upon a change in control of the Company.

13.  COMMITMENTS AND CONTINGENCIES

         The Company is subject to the risks inherent in the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, including creditworthiness of retailers, competition for retailers, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws.

         The Company currently is neither subject to any other material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

14.  TRANSACTIONS WITH AFFILIATES

         MSC provides management, leasing, commissioned land sales, and related services to entities owned by partners of the Operating Partnership. Fees earned for the years ended December 31, 2000, 1999 and 1998, were $258, $285 and $867, respectively.

         In addition, MSC provides development and leasing, financing and management services for Joint Ventures. Fees earned during 2000, 1999 and 1998, net of amounts eliminated, were $16,824, $13,253 and $9,234, respectively.

         The Company is the lessor of a ground lease with the Sawgrass Mills Phase III joint venture. The lease commenced January 1, 1997 and expires on December 31, 2046. Annual rent was $500 for 1999 and $800 for 1998, respectively. On December 30, 1999, the Company contributed the Sawgrass Phase III (The Oasis) land to the Sawgrass Mills Phase III joint venture at cost and the ground lease was terminated.

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


15.  SUBSEQUENT EVENTS

MORTGAGES, NOTES AND LOANS PAYABLE

         In February 2001, the Company entered into a nonrecourse mortgage loan agreement in the amount of $355,000 secured by its interest in Potomac Mills and Gurnee Mills. The proceeds were used to repay a prior loan totaling approximately $271,148 plus a prepayment penalty of $13,350. The remaining proceeds were used to pay down the line of credit and to fund the Company's development equity requirements. The new loan is a 30-year amortizing loan bearing interest at 7.46% with an anticipated balloon repayment in March 2011. In addition, the Company wrote-off approximately $2,800 of loan costs.

RESTRICTED STOCK GRANTS - TENDER OFFER

         In November 2000, the Company commenced a tender offer to acquire all of the outstanding options with an exercise price of $23.50 or more for shares of restricted stock. In January 2001, the Company purchased approximately 878,331 options in exchange for approximately 98,932 shares of restricted stock, which have a three-year vesting period.

                              THE MILLS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


16.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following is a summary of results of operations for each of the fiscal quarters during 2000 and 1999:

                                                                             THREE MONTHS ENDED
                                                     ---------------------------------------------------------------------
  2000                                                 MARCH 31          JUNE 30       SEPTEMBER 30         DECEMBER 31 (1)
                                                     -------------    --------------   -----------------   ---------------

  Total revenues                                      $   46,715        $   46,710       $      48,097      $     49,189
  Income before extraordinary items and
      minority interests                                  10,203             8,073              29,673            13,306
  Income before minority interests                         8,690             6,439              29,673            12,959
  Net income                                               5,166             3,841              17,679             7,734

  EARNINGS PER COMMON SHARE- BASIC:
     Income before extraordinary items                      0.26              0.21                0.76              0.34
     Extraordinary loss on debt extinguishment             (0.04)            (0.05)               -                (0.01)
                                                     -------------    --------------   -----------------   ---------------
     Net income                                       $     0.22        $     0.16       $        0.76      $       0.33
                                                     =============    ==============   =================   ===============

  EARNINGS PER COMMON SHARE-
     DILUTED:
     Income before extraordinary items                      0.26              0.21                0.76              0.34
     Extraordinary loss on debt extinguishment             (0.04)            (0.05)               -                (0.01)
                                                     -------------    --------------   -----------------   ---------------
     Net income                                       $     0.22        $     0.16       $        0.76      $       0.33
                                                     =============    ==============   =================   ===============

  Basic Common Shares                                 23,172,940        23,305,898          23,287,724        23,287,513
  Diluted Common Shares                               23,191,770        23,345,951          23,310,764        23,287,936


                                                                             THREE MONTHS ENDED
                                                     ---------------------------------------------------------------------
  1999                                                 MARCH 31          JUNE 30       SEPTEMBER 30          DECEMBER 31
                                                     -------------    --------------   -----------------   ---------------

  Total revenues                                     $    45,592       $    44,359        $     45,866     $      48,868
  Income before extraordinary items and
      minority interests                                  10,842            11,398              12,596            13,767
  Income before minority interests                         8,080            11,398              12,596            13,767
  Net income                                               4,795             6,770               7,481             8,177

  EARNINGS PER COMMON SHARE- BASIC:
     Income before extraordinary items                      0.28              0.29                0.32              0.35
     Extraordinary loss on debt extinguishment             (0.07)             -                   -                 -
                                                     -------------    --------------   -----------------   ---------------
     Net income                                      $      0.21       $      0.29        $       0.32     $        0.35
                                                     =============    ==============   =================   ===============

  EARNINGS PER COMMON SHARE-
     DILUTED:
     Income before extraordinary items                      0.28              0.29                0.32              0.35
     Extraordinary loss on debt extinguishment             (0.07)             -                   -                 -
                                                     -------------    --------------   -----------------   ---------------
     Net income                                      $      0.21       $      0.29        $       0.32     $        0.35
                                                     =============    ==============   =================   ===============

  Basic Common Shares                                 23,111,554        23,106,833          23,086,527        23,143,791
  Diluted Common Shares                               23,224,560        23,640,113          23,541,420        23,143,791

-----------------

(1) Includes the write-off of costs totaling $5,039 relating to predevelopment projects which were abandoned in the fourth quarter of 2000.

  THE MILLS CORPORATION SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000

                                                                               COST
                                             INITIAL COST TO PARTNERSHIP    CAPITALIZED
                                                          (3)               SUBSEQUENT TO
                                             ---------------------------    ACQUISITION
                                                            BUILDING,        BUILDING,
                                                            EQUIPMENT      EQUIPMENT AND
                            ENCUMBRANCES                       AND              LAND
     DESCRIPTION (1)             (2)           LAND       IMPROVEMENTS      IMPROVEMENTS
  -----------------------   --------------   ---------    --------------   ---------------

  MILLS
   Potomac Mills........        $154,670     $  8,486          $     -          $157,468
   Sawgrass Mills.......         185,000       13,750                -           171,335
   Franklin Mills.......         128,655       15,333                -           176,953
   Franklin Mills
   Residual.............               -        4,779                -            (4,079)
   Gurnee Mills.........         116,478       20,449                -           188,053
   Hunt Club............               -        3,321                -            (3,152)

  Community Center

   Liberty Plaza........           9,669        9,335           14,456             8,986

   Net Lease Properties.         104,943       32,938           81,054                 -

  Construction in
    progress and
    development                        -
    pre-construction
    costs...............               -            -                -            65,014

  Corporate.............         267,090        6,276            2,769            33,910
  Mainstreet Retail.....               -            -              484               590
                            --------------   ---------    --------------   ---------------

  Totals................        $966,505     $114,667          $98,763          $795,078
                            ==============   =========    ==============   ===============



                                       GROSS AMOUNT AT WHICH
                                       CARRIED AT CLOSE OF PERIOD
                             --------------------------------------------
                                                 BUILDING
                                              EQUIPMENT AND                 ACCUMULATED
                               LAND AND        IMPROVEMENTS       TOTAL      DEPRECIATION      DATE
     DESCRIPTION (1)         IMPROVEMENTS        (7) (8)         (4) (5)         (6)         ACQUIRED
  -----------------------    --------------   ---------------    ---------   -------------   ----------

  MILLS
   Potomac Mills........         $ 41,173         $124,781     $  165,954       $ 51,965         1983
   Sawgrass Mills.......           18,315          166,770        185,085         46,615         1986
   Franklin Mills.......           31,316          160,970        192,286         51,846         1986
   Franklin Mills
   Residual.............              700                -            700              -         1986
   Gurnee Mills.........           40,449          168,053        208,502         58,935         1988
   Hunt Club............              169                -            169              -         1988

  Community Center

   Liberty Plaza........            8,972           23,805         32,777          2,929         1994

   Net Lease Properties.           32,938           81,054        113,992            653         2000

  Construction in
    progress and
    development
    pre-construction
    costs...................            -           65,014         65,014              -

  Corporate.............            5,298           37,657         42,955          9,499
  Mainstreet Retail.....                -            1,074          1,074            468         1995
                             --------------   ---------------    ---------   -------------

  Totals................         $179,330         $829,178     $1,008,508       $222,910
                             ==============   ===============  ===========   =============


                              THE MILLS CORPORATION
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 2000

(1) The Company owns super-regional, value and entertainment oriented malls ("Mills"), one community shopping center ("Community Center") and a portfolio of single tenant net lease properties ("Net Lease Properties"). The geographic location of the Mills and the Community Center are as follows:


                                PROPERTY NAME                                        LOCATION

              MILLS:
              Franklin Mills................................................         Philadelphia, PA
              Franklin Mills - Residual.....................................         Philadelphia, PA
              Gurnee Mills..................................................         Gurnee, IL
              Hunt Club.....................................................         Gurnee, IL
              Potomac Mills.................................................         Woodbridge, VA
              Sawgrass Mills................................................         Sunrise, FL
              Sawgrass Mills - Phase II.....................................         Sunrise, FL

              COMMUNITY CENTER:
              Liberty Plaza.................................................         Philadelphia, PA

              Net Lease Properties..........................................         Various


(2) See description of mortgage, notes and loans payable in Note 8 of the Notes to the Consolidated Financial Statements.

(3) Initial cost of properties is cost at the end of the calendar year for the year of acquisition.

(4) The aggregate cost of land, land held for sale, buildings, improvements, equipment and tenant improvement for federal income tax basis is $977,684 (unaudited) at December 31, 2000.

(5) Reconciliation of real estate and development assets, excluding investment in unconsolidated joint ventures and accumulated depreciation

                                                    2000             1999            1998
                                                -------------    -------------   --------------

Balance at January 1 .........................   $  976,574          $940,842        $922,768
Acquisitions..................................      175,816            50,226          49,303
Retirements/Disposed Properties...............     (136,359)           (2,435)        (18,121)
Other.........................................       (7,523)          (12,059)        (13,108)
                                                -------------    -------------   --------------

Balance at December 31........................   $1,008,508          $976,574        $940,842
                                                =============    =============   ==============

(6)   Reconciliation of accumulated depreciation

                                                     2000             1999            1998
                                                ---------------   -------------   -------------

Balance at January 1..........................    $239,484           $214,766        $206,357
Additions charged to costs and expenses.......      26,598             25,130          26,504
Removal of accumulated depreciation...........     (43,172)              (412)        (18,095)
                                                ---------------   -------------   -------------

Balance at December 31........................    $222,910           $239,484        $214,766
                                                ===============   =============   =============

(7) In 1991, the city of Sunrise, Florida issued municipal bonds in the amount of $24,730 and reimbursed a partnership for costs of public works which amounted to approximately $21,000. Costs previously capitalized to income producing property were reduced upon reimbursement.

      In 1991, a note receivable of $5,925 was recorded pursuant to reimbursement and annexation agreements with the Village of Gurnee to reimburse the Company that owns Gurnee Mills for the cost of certain public improvements. The Village of Gurnee has executed a noninterest bearing note for $15,000, amended to $17,500 in 1996, to be paid from taxes collected from the tenants of the shopping during a ten-year period, amended to a thirteen year period in 1996, beginning one year after the mall opened. The note was recorded in 1991, based on the estimated taxes to be collected by the Village of Gurnee from the tenants using a discount rate of 10%.

(8)   Depreciation is computed based upon the following estimated lives:

             Building and improvements....................                                           40 years
             Land improvements............................                                           20 years
             Equipment....................................                                           7 years
             Tenant improvements..........................                Lesser of life of asset or life of lease