Form 10-Q
period 2001-03-31
MILLS CORP
filed 2001-05-15
CIK 914713

Use these links to rapidly review the document
THE MILLS CORPORATION FORM 10-Q INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

Commission File Number 1-12994

THE MILLS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1802283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Wilson Boulevard, Arlington, Virginia 22209
(Address of principal executive offices—zip code)

(703) 526-5000
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

Yes /x/    No / /

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

24,116,213 shares of Common Stock
$.01 par value, as of May 14, 2001

THE MILLS CORPORATION
FORM 10-Q
INDEX

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

Forward-looking statements, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "would be" or "continue" or the negative thereof or other variations thereon or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends, and uncertainties are the general economic climate; the supply and demand for retail properties; interest rate levels; the availability of financing; and other risks associated with the development, acquisition, and operation of retail properties, including risks that the development, acquisition, and operation of retail properties, including risks that the development of a project may not be completed on schedule, that the Company may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated, as well as those risks described in the Company's annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission under the heading "Risk Factors".

The Company undertakes no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2001 (Unaudited)	December 31, 2000 Audited
ASSETS
Income producing property
Land and land improvements	$170,555	$170,615
Building and improvements	726,153	717,462
Furniture, fixtures and equipment	47,463	46,702
Accumulated depreciation and amortization	(229,738)	(222,910)

Net income producing property	714,433	711,869
Land held for investment and/or sale	8,875	8,715
Construction in progress	45,121	65,014
Investment in unconsolidated joint ventures	258,728	230,613

Net real estate and development assets	1,027,157	1,016,211
Cash and cash equivalents	9,856	10,447
Restricted cash	18,404	14,530
Accounts receivable, net	33,021	32,322
Notes receivable	7,918	8,011
Deferred costs, net	38,734	39,769
Other assets	14,958	4,401

TOTAL ASSETS	$1,150,048	$1,125,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable	$1,035,198	$966,505
Accounts payable and other liabilities	64,930	78,867

Total liabilities	1,100,128	1,045,372

Minority interests	20,086	32,385
Common stock (Note 10)	235	234
Additional paid-in capital	446,407	444,689
Accumulated deficit	(410,953)	(394,009)
Accumulated other comprehensive income	(2,093)	—
Deferred compensation	(3,762)	(2,980)

Total stockholders' equity	29,834	47,934

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,150,048	$1,125,691

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share data)
(Unaudited)

	Three Month Ended March 31,
	2001	2000
REVENUES:
Minimum rent	$25,820	$25,706
Percentage rent	53	346
Recoveries from tenants	11,904	13,386
Other property revenue	2,430	2,287
Management fee income	2,795	1,793
Other fee income	3,416	2,410
Interest income	836	787

	47,254	46,715
EXPENSES:
Recoverable from tenants	9,897	11,455
Other operating	903	975
General and administrative	3,123	3,335
Interest expense, net	15,007	13,748
Depreciation and amortization	9,366	8,339

	38,297	37,852
Other income (expense)	(1,907)	(328)
Equity in earnings of unconsolidated joint ventures	1,111	1,668

Income before extraordinary item and minority interests	8,161	10,203
Extraordinary losses on debt extinguishments	(16,157)	(1,513)

Income (loss) before minority interests	(7,996)	8,690
Minority interests	3,218	(3,524)

Net income (loss)	$(4,778)	$5,166

EARNINGS (LOSS) PER COMMON SHARE — BASIC:
Income before extraordinary item	$0.21	$0.26
Extraordinary losses on debt extinguishment	(0.41)	(0.04)

Net income (loss)	$(0.20)	$0.22

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:
Income before extraordinary item	$0.21	$0.26
Extraordinary loss on debt extinguishment	(0.41)	(0.04)

Net income (loss)	$(0.20)	$0.22

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	23,395,622	23,172,940

Diluted	23,646,672	23,191,770

Dividends per share declared	$0.5325	$0.5175

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(IN THOUSANDS)

	Common Stock					Accumulated Other Comprehensive Income		Comprehensive Income for the Three Months Ended March 31, 2001
			Additional Paid in Capital	Accumulated Deficit	Deferred Compensation
	Shares	Amount					Total
BALANCES, DECEMBER 31, 2000	23,409	$234	$444,689	$(394,009)	$(2,980)	$—	$47,934
Restricted stock incentive program	100	1	1,718	—	(1,719)	—	(0)
Amortization of restricted stock incentive program	—	—	—	—	937	—	937
Cumulative effect of change in accounting principles	—	—	—	—	—	(1,279)	(1,279)	(1,279)
Change in intrinsic value of cash flow hedges during the period	—	—	—	—	—	(1,708)	(1,708)	(1,708)
Dividends	—	—	—	(12,166)	—	—	(12,166)
Net Loss	—	—	—	(4,778)	—	—	(4,778)	(4,778)
Adjustment to minority interest	—	—	—	—	—	894	894	894

BALANCES, MARCH 31, 2001	23,509	$235	$446,407	$(410,953)	$(3,762)	$(2,093)	$29,834	$(6,871)

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before minority interests	$(7,996)	$8,690
Adjustments to reconcile income (loss) before minority interests to net cash provided by operating activities:
Net accretion of note receivable	(137)	(175)
Depreciation and amortization	9,366	8,339
Amortization of finance costs	648	904
Write-off of abandoned projects	2,742	—
Gain on sale of property	—	(131)
Equity in earnings of unconsolidated joint ventures	(1,111)	(1,668)
Amortization of restricted stock incentive program	937	297
Extraordinary loss on debt extinguishments	16,157	1,513
Other changes in assets and liabilities:
Accounts receivable, net	2,736	(1,225)
Notes receivable	230	226
Other assets	(4,256)	(4,025)
Accounts payable and other liabilities	(12,535)	4,861

Net cash provided by operating activities	6,781	17,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and development assets	(25,028)	(30,666)
Distributions received from unconsolidated joint ventures	6,341	5,943
Contributions to unconsolidated joint ventures	(5,921)	—
Proceeds from sale of land	—	500
Due from affiliates	(3,964)	—
Deferred costs	(381)	(3,798)

Net cash used in investing activities	(28,953)	(28,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable	378,114	277,784
Repayments of mortgages, notes and loans payable	(309,421)	(246,863)
Refinancing costs	(22,881)	(3,913)
(Increase) decrease restricted cash	(3,874)	1,579
Dividends paid	(12,166)	(11,662)
Distributions to minority interests	(8,191)	(7,954)

Net cash provided by financing activities	21,581	8,971

Net decrease in cash and cash equivalents	(591)	(1,444)
Cash and cash equivalents at beginning of period	10,447	3,035

Cash and cash equivalents at end of period	$9,856	$1,591

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$13,536	$11,690

Supplemental non-cash investing and financing activities provided in Notes 2 and 10.

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in Thousands)

1. ORGANIZATION

    The Mills Corporation (the "Company") is a fully integrated, self-managed real estate investment trust ("REIT").

    The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns, as of March 31, 2001, a 1% interest as the sole general partner and a 58.76% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of super-regional, retail and entertainment-oriented centers (the "Mills" and "Block" projects), a community shopping center and a portfolio of single tenant net lease properties ("Net Lease Properties") at various locations throughout the United States. As of March 31, 2001, the Operating Partnership owns or holds an interest in the following Mills, Block and community center properties:

MILLS	LOCATION
Franklin Mills	Philadelphia, PA
Gurnee Mills	Gurnee, IL (Chicago)
Potomac Mills	Woodbridge, VA (Washington, DC)
Sawgrass Mills	Sunrise, FL (Ft. Lauderdale)
Ontario Mills	Ontario, CA (Los Angeles)
Grapevine Mills	Dallas, TX (Dallas/Forth Worth)
Arizona Mills	Tempe, AZ (Phoenix)
The Oasis at Sawgrass	Sunrise, FL (Ft. Lauderdale)
Concord Mills	Concord, NC (Charlotte)
Katy Mills	Katy, TX (Houston)
Opry Mills	Nashville, TN
Arundel Mills	Anne Arundel County, MD (Baltimore/Washington, DC)
BLOCK
The Block at Orange	Orange, CA (Los Angeles)
COMMUNITY CENTER
Liberty Plaza	Philadelphia, PA

The Company is actively involved in the predevelopment or development of a number of projects, including Discover Mills (Atlanta, GA), Colorado Mills (Denver, CO), Missouri Mills (St. Louis, MO), Vaughan Mills (Toronto, Canada), and Meadowlands Mills (Carlstadt, NJ). Additionally, the Operating Partnership owns 5% of the voting common stock and 99% of the non-voting preferred stock of the Mills Services Corporation ("MSC"), an entity formed in connection with the Company's initial public offering to provide development, management, leasing and financing services to the Company and other entities owned by affiliates of the Company. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. MSC also owns 100% of Mills Enterprises, Inc. ("MEI"), an entity which owns FoodBrand, L.L.C. (the Company's food and beverage entity that was created in 1999 to master lease and operate food courts at the Company's malls with existing operations at Katy Mills, Opry Mills, Arundel Mills and Franklin Mills, and at future projects under development) and which holds investments in other retail joint ventures. Such investments are accounted for using the equity method of accounting.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in Thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's audited financial statements and footnotes thereto, included in the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001.

    The Company conducts its business through its Operating Partnership, wholly owned subsidiaries and affiliates. The consolidated financial statements include the accounts of the Company and all subsidiaries that the Company controls. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures under the equity method.

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

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in Thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTING CHANGES: STANDARDS IMPLEMENTED AND TRANSITION ADJUSTMENT

    On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

    To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

    On the date of adopting SFAS No. 133, the Company and its unconsolidated joint ventures were required to recognize all of its derivative instruments as either assets or liabilities and measure them at fair value. The difference between the derivative instrument's previous carrying amount and its fair value was recorded as a transition adjustment to accumulated other comprehensive income which amounted to $1,280 at January 1, 2001, including the Company's pro-rata share of the transition adjustment recorded by its unconsolidated joint ventures (Note 7).

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the current year presentation.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in Thousands)

3. DISPOSITION OF COMMUNITY CENTERS

    In August 2000, the Company sold ten of its community centers (the "Disposed Properties") to an unrelated third party. A summary of operations for the Disposed Properties for the three months ended March 31, 2001 and 2000, is as follows:

	Three Months Ended March 31,
	2001	2000
Revenues	$293	$5,574
Interest expense	—	2,058
Depreciation and amortization expense	—	1,104
Other expense	—	1,418

4. ACQUISITION OF A PORTFOLIO OF NET LEASE PROPERTIES

    During the third and fourth quarter of 2000, the Company acquired 46 Net Lease Properties from an unrelated third party. The Net Lease Properties are subject to single tenant net leases operating as CVS. The leases are triple net leases that contain indemnification for liabilities customarily associated with possession of the site (including without limitation, certain specified environmental liabilities). The tenants' obligation under the leases are guaranteed by CVS Corporation, a Delaware Corporation. For the three months ended March 31, 2001, total revenues and expenses included $2,518 of rental revenues, $2,038 of interest expense and $655 of depreciation expense related to the Net Lease Properties.

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

    Certain operating properties and properties under development are partially owned through joint ventures ("Joint Ventures") in which the Company is also a co-general and co-managing partner. In addition to the Joint Ventures, MEI holds investments in certain retail joint ventures.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in Thousands)

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

    In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $247,694 of Joint Venture debt, which includes $23,655 of joint venture partners' share of debt, generally until certain debt service coverage tests are met or qualified permanent financing is achieved. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The remaining aggregate amount of the special tax assessment is approximately $15,071 and will be collected over the remaining 21 year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

    In April 2001, the Discover Mills joint venture entered into a construction loan agreement for approximately $182,000. The loan commitment matures in April, 2004 and has a one year extension option. The interest rate is payable at LIBOR plus 2.25%. The loan is guaranteed by the Company.

    The Company's real estate joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

    Condensed combined balance sheets at March 31, 2001 and December 31, 2000 and condensed results of operations for the three months ended March 31, 2001 and 2000 are presented below for all Joint Ventures.

	March 31, 2001
	Operating	Development	Total
Assets:
Income producing property	$1,220,521	$—	$1,220,521
Construction in progress	24,246	237,930	262,176
Deferred costs, net	377,827	—	377,827
Other	161,588	—	161,588

	$1,784,182	$237,930	$2,022,112

Liabilities and partners' equity:
Debt	$1,299,076	$30,243	$1,329,319
Other liabilities	91,224	32,656	123,880
Operating Partnership's accumulated equity	114,636	69,302	183,938
Joint Venture partners' accumulated equity	279,246	105,729	384,975

	$1,784,182	$237,930	$2,022,112

	December 31, 2000
	Operating	Development	Total
Assets:
Income producing property	$1,188,334	$—	$1,188,334
Construction in progress	42,459	181,902	224,361
Deferred costs, net	372,254	—	372,254
Other	166,039	14,160	180,199

	$1,769,086	$196,062	$1,965,148

Liabilities and partners' equity:
Debt	$1,273,291	$30,374	$1,303,665
Other liabilities	116,356	30,904	147,260
Operating Partnership's accumulated equity	116,392	52,111	168,503
Joint Venture partners' accumulated equity	263,047	82,673	345,720

	$1,769,086	$196,062	$1,965,148

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in Thousands)

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

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

    Generally, under the terms of the respective partnership agreements, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances (including cumulative, unpaid preferences) and thereafter in accordance residual sharing percentages as defined in the partnership agreement. Cash flow from capital events (including refinancings and asset sales) is allocated first to the partners in an amount equal to their unreturned capital account and thereafter in accordance with the residual sharing percentages.

	Three Months Ended March 31, 2001
	Operating	Development	Total
Revenues:
Minimum rent	$43,622	$—	$43,622
Percentage rent	669	—	669
Recoveries from tenants	17,075	—	17,075
Other property revenue	3,715	—	3,715
Interest income	1,954	38	1,992

Total revenues	67,035	38	67,073
Expenses:
Recoverable from tenants	15,435	—	15,435
Other operating	4,273	—	4,273
Interest expense	22,790	—	22,790
Unrealized gain (Note 7)	129	—	129
Depreciation and amortization	21,795	—	21,795

Total expenses	64,422	—	64,422
Other income (expense)	(200)	—	(200)

Net income	$2,413	$38	$2,451

Operating Partnership's equity in earnings of unconsolidated joint ventures	$1,092	$19	$1,111

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in Thousands)

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

	Three Months Ended March 31, 2000
	Operating	Development	Total
Revenues:
Minimum rent	$31,585	$—	$31,585
Percentage rent	825	—	825
Recoveries from tenants	12,476	—	12,476
Other property revenue	2,771	—	2,771
Interest income	2,374	213	2,587

Total revenues	50,031	213	50,244
Expenses:
Recoverable from tenants	11,578	—	11,578
Other operating	2,468	—	2,468
Interest expense	15,158	—	15,158
Depreciation and amortization	16,946	—	16,946

Total expenses	46,150	—	46,150
Other income (expense)	100	—	100

Net income	$3,981	$213	$4,194

Operating Partnership's equity in earnings of unconsolidated joint ventures	$1,585	$83	$1,668

    Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company. The Company allocates income to the partners based on its estimate of each partner's economic ownership. This estimate is based on anticipated cash flows as they would be allocated to each partner over a ten year holding period.

6. BORROWINGS

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

7. FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

    In the normal course of business, the Company and its Joint Ventures are exposed to the effect of interest rate changes. The Company and its Joint Ventures limit these risks by following established risk management policies and procedures including the use of a variety of derivative financial instruments to manage or hedge, interest rate risk. The Company and its Joint Ventures do not enter into derivative instruments for speculative purposes. The Company and Joint Ventures require that the hedging derivative instruments are effective in reducing the interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument are marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in Thousands)

7. FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING (Continued)

    To manage interest rate risk, the Company and its Joint Ventures may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on the underlying exposure. Interest rate swaps and collars are contractual agreements between the Company or Joint Venture and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non- performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

    Interest rate hedges, that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income. Over time, the unrealized gains/losses held in accumulated other comprehensive income will be recognized in earnings consistent with when the hedged items are recognized in earnings.

    In conjunction with the Company's policy to reduce interest rate risk, the Company entered into a derivative instrument to fix the interest rate of a forecasted refinancing transaction at 7.36%. Additionally, a Joint Venture, Opry Mills Limited Partnership, had entered into an interest rate collar in conjunction with its construction loan to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The collar effectively locks LIBOR within the range of 6.275% and 7.0%. Another Joint Venture, The Block, entered into an interest rate swap contract in anticipation of refinancing of its construction loan whereby the Company receives LIBOR and pays a fixed rate of 5.35% plus the spread on the LIBOR indexed floating rate debt. The terms of the Company's and Joint Ventures' derivative instruments and a reconciliation of their fair value and adjustment to accumulated other comprehensive income are as follows:

		Joint Ventures
	The Company	Opry Mills	The Block
Hedge Type	Cash Flow	Cash Flow	Cash Flow
Description	Rate Lock	Collar	Swap
Notional Amount	$285,000	$170,000	$135,000
Interest Rate	7.36%	6.275% to 7.0%	5.35%
Maturity Date	5/1/06	9/29/02	5/1/06
		Joint Ventures
	The Company	Opry Mills	The Block
Fair value gain (loss) from transition adjustment at 1/1/01	$—	$(1,919)	$—
Change in fair value during the three months ended 3/31/01	42	$(2,416)	(565)

Fair value gain (loss) at 3/31/01	42	(4,335)	(565)
Unrealized gains from the change in time value, net	—	(129)	—

Accumulated other comprehensive income at 3/31/01	$42	$(4,464)	$(565)

    The Company's pro-rata share of accumulated other comprehensive income after minority interest at March 31, 2001 is $2,093.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in Thousands)

8. OTHER INCOME (EXPENSE)

    Other income (expense) consists of land sales gains, abandoned project costs and operating margins and start-up costs associated with the Company's FoodBrand and other retail operations as follows:

	Three Months Ended March 31,
	2001	2000
FoodBrand and other retail income
Revenues	$8,204	$3,603
Expenses	(7,552)	(4,062)
Abandoned projects	(2,742)	—
Land sale gains	—	131
Other	183	—

Total other income (expense)	$(1,907)	$(328)

9. DECLARATION OF DIVIDEND

    On February 20, 2001, the Company declared a dividend of $0.5375 per share which was paid on May 1, 2001 to stockholders of record as of April 20, 2001.

10. CAPITAL STOCK

AUTHORIZED CAPITAL

    At March 31, 2001 and December 31, 2000, the total number of shares authorized, issued and outstanding were as follows:

	March 31, 2001		December 31, 2000
	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $0.01 par value	100,000,000	23,508,684	100,000,000	23,408,824
Non-voting common stock $0.01 par value	50,000,000	—	50,000,000	—
Preferred stock, $0.01 par value	20,000,000	—	20,000,000	—

EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2001	2000
Numerator for basic earnings per share	$(4,769)	$5,163

Numerator for diluted earnings per share	$(4,790)	$5,165

Denominator:
Denominator for basic earnings per share - weighted average shares	23,505	23,208
Unvested Restricted Stock Awards - weighted average shares	(109)	(35)

Denominator for basic earnings per share adjusted weighted average shares	23,396	23,173
Effect of dilutive securities:
Employee stock options and restricted stock awards	251	19

Denominator for diluted earnings per share adjusted weighted average shares	23,647	23,192

Basic earnings (loss) per share	$(0.20)	$0.22
Diluted earnings (loss) per share	$(0.20)	$0.22

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in Thousands)

10. CAPITAL STOCK (Continued)

EARNINGS PER SHARE (Continued)

    Limited partnership units in the Operating Partnership (15,827,909 outstanding at both March 31, 2001 and December 31, 2000) may be exchanged for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

MINORITY INTERESTS

    Minority interests represent the interests of the unitholders in the Operating Partnership not held by the Company. The minority interest is adjusted at each period end to reflect the ownership percentage at that particular time. The minority interest was 40.24% and 40.32% at March 31, 2001 and December 31, 2000, respectively.

11. COMMITMENTS AND CONTINGENCIES

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

12. SUBSEQUENT EVENTS

    During April and May 2001, the Company sold $75 million of convertible preferred stock in a private placement. The stock has an initial dividend rate of 10.5% with annual 50 basis point increases in each of the next two years, with additional increases after the third year, and is convertible into the Company's common stock at a strike price of $25 per share. The stock is callable by the Company after the first year at a specified premium and has no sinking fund requirements, but is subject to certain mandatory redemption provisions, at a specified premium, at the option of the holder. The stock is convertible or exchangeable for preferred units of the Operating Partnership upon the occurrence of certain events which may compromise the status of the Company as a REIT. The preferred units would be subject to the same terms and conditions as the preferred stock. The net proceeds after initial discounts and expenses of approximately $70 million were used to pay down the line of credit and will be used to fund the Company's development equity requirements.

THE MILLS CORPORATION
(Unaudited)

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000

    Income before extraordinary item and minority interest for the three months ended March 31, 2001 decreased by approximately $2.0 million (20.0%) to $8.2 million as compared to the three months ended March 31, 2000. The decrease was previously the result of a decrease in other income (expense) of approximately $1.6 million, and a decrease in equity in earnings on unconsolidated joint ventures of approximately $0.6 million, offset by an increase in revenues of approximately $0.5 million and a decrease in expenses of approximately $0.4 million.

Revenues:

    Percentage rent for the three months ended March 31, 2001, decreased approximately $0.3 million (84.7%) compared with the three months ended March 31, 2000. The decrease was due primarily to a decrease associated with the ten community centers ("Disposed Properties") that were sold during the third quarter of 2000.

    Recoveries from tenants for the three months ended March 31, 2001, decreased approximately $1.5 million (11.1%) compared with the three months ended March 31, 2000 due primarily to the loss of approximately $1.3 million of recoveries from tenants associated with the Disposed Properties.

    Management fee income for the three months ended March 31, 2001, increased $1.0 million (55.9%) compared with the three months ended March 31, 2000 due primarily to the opening of Opry Mills in the second quarter of 2000 and Arundel Mills in the fourth quarter of 2000.

    Other fee income for the three months ended March 31, 2001, increased $1.0 million (41.7%) compared with the three months ended March 31, 2000. The increase was primarily due to a $0.8 million increase in development fees and finance fees that were related to Colorado Mills and Discover Mills.

Expenses:

    Recoverable expenses for the three months ended March 31, 2001, decreased approximately $1.6 million (13.6%) compared with the three months ended March 31, 2000 due primarily to $1.3 million of recoverable expenses associated with the Disposed Properties.

    Interest expense for the three months ended March 31, 2001, increased approximately $1.3 million (9.2%) compared with the three months ended March 31, 2000. The increase was primarily due to the additional debt related to Sawgrass Mills that was obtained on January 31, 2000, additional debt related to Potomac Mills and Gurnee Mills that was obtained in February 2001 and a higher average debt burden related to the line of credit. The increase was partially offset by interest rate savings on the Company's variable rate debt as a result of the decline in interest rates during the first three months of 2001.

    Depreciation and amortization expense for the three months ended March 31, 2001, increased approximately $1.0 million (12.4%) compared with the three months ended March 31, 2000. The increase was primarily due to a $0.3 million decrease in amortization of unconsolidated joint venture basis and a $0.3 million increase in depreciation associated with the Company's FoodBrand operations.

    Other income (expense) for the three months ended March 31, 2001, decreased approximately $1.6 million (481.4%) compared with the three months ended March 31, 2000. The decrease is primarily due to an increase in abandoned project costs of $2.7 million associated with the write-off of the Company's investment in its mid-town Atlanta entertainment and retail project, partially offset by a $1.1 million increase in operating margins associated with the Company's FoodBrand operations and other retail operating operations.

THE MILLS CORPORATION
(Unaudited)

    Equity in earnings of unconsolidated joint ventures for the three months ended March 31, 2001 increased approximately $0.6 million (33.4%) compared with the three months ended March 31, 2000. The decrease was due to a $0.5 million (the Company's share was $0.2 million) increase in legal expenses at Ontario Mills that was related to a settlement of tenant litigation and an increase in bad debt reserves at various joint venture properties.

    Extraordinary losses on debt extinguishment for the three months ended March 31, 2001, increased $14.6 million compared with the three months ended March 31, 2000. In 2000, the Company incurred $1.5 million in extraordinary loss on debt extinguishment related to the refinancing of Sawgrass Mills versus $16.2 million in extraordinary loss on debt extinguishment related to the refinancing of Potomac Mills and Gurnee Mills in 2001 (see Liquidity and Capital Resources discussion).

Liquidity and Capital Resources

    As of March 31, 2001 the Company's balance of cash and cash equivalents was $9.9 million, not including its proportionate share of cash held in unconsolidated entities. In addition to its cash reserves as of March 31, 2001, the Company had $12.5 million available under its line of credit. The terms of this line of credit are as follows:

	Maturity	Interest Rate	Terms	Total Facility (000's)	Amount Outstanding At 3/31/01 (000's)
Line of Credit	06/01/02	LIBOR + 2.75%	Interest Only	$75,000	$62,500

    Pursuant to the line of credit, the Company is subject to certain performance measurements and restrictive covenants. The Company was in compliance with the applicable covenants at March 31, 2001.

    Financing Activities.  The weighted average remaining life of the Company's indebtedness including its share of funded construction and operating debt of the unconsolidated joint ventures was 5.19 years at March 31, 2001, with a 7.42% weighted average interest rate at March 31, 2001.

    In February 2001, the Company refinanced Potomac Mills and Gurnee Mills with a new non-recourse mortgage loan agreement of $355 million. The loan has an interest rate of 7.46% and is a 30-year amortizing loan with an anticipated balloon repayment in March 2011. The proceeds were used to repay a prior loan totaling approximately $271 million plus a prepayment penalty of approximately $13.4 million. The remaining proceeds were used to pay down the line of credit and to fund the Company's development equity requirements.

    In April 2001, the Discover Mills joint venture entered into a construction loan agreement for approximately $182 million. The loan commitment matures on April 16, 2004 and has a one-year extension option. The interest rate is payable at LIBOR plus 2.25%. The loan is guaranteed by the Company.

    During April and May 2001, the Company sold $75 million of convertible preferred stock in a private placement. The stock has an initial dividend rate of 10.5% with annual 50 basis point increases in each of the next two years, with additional increases after the third year, and is convertible into the Company's common stock at a strike price of $25 per share. The stock is callable by the Company after the first year at a specified premium and has no sinking fund requirements, but is subject to certain mandatory redemption provisions, at a specified premium, at the option of the holder. The stock is convertible or exchangeable for preferred units of the Operating Partnership upon the occurrence of certain events which may compromise the status of the Company as a REIT. The preferred units would be subject to the same terms and conditions as the preferred stock. The net proceeds after initial discounts and expenses of approximately $70 million were used to pay down the line of credit and will be used to fund the Company's development equity requirements.

THE MILLS CORPORATION
(Unaudited)

    In February 1999, the Company received from Kan Am a commitment that Kan Am would use its best efforts to raise capital to invest in joint ventures with the Company over a five-year period. Pursuant to this commitment, in exchange for interests in the applicable partnerships, Kan Am: contributed $25 million to Concord Mills Limited Partnership; contributed $35 million to Arundel Mills Limited Partnership; and agreed to contribute $70 million to Sugarloaf Mills Limited Partnership (Discover Mills).

    The Company and Kan Am have agreed in principle to a modification to the February 1999 arrangement by which a Kan Am affiliate to be approved by the Company would guarantee funding of $50 million in each of 2001 and 2002 for investment in qualifying development projects, and would agree to use its best efforts to contribute additional capital in such years for similar purposes. The Company expects that the terms of the Company's future arrangements with Kan Am will be similar to Kan Am's historical capital contributions in the Company's projects. Kan Am and the Company will each receive a preferred return on their qualifying equity. Historically, the rate of such preferred return has been 9%, but this return will be determined on a venture-by-venture basis. The remaining cash flow will be split pro rata per the respective sharing percentages, which are determined on a venture-by-venture basis. The Company and other joint venture partners will guarantee Kan Am's preference until such time as qualified permanent financing has been secured for the project. The Company (and, in certain cases, other joint venture partners on a specific project) guarantee Kan Am's portion of construction debt. The parties anticipate that, upon the execution of the documents guaranteeing such funding, the Company will grant to Kan Am certain waivers of the "Ownership Limits" established in the Company's Amended and Restated Certificate of Incorporation.

    Kan Am must raise capital from other investors to meet its funding commitments to the Company and there can be no assurance that Kan Am will be able to raise such additional capital necessary to enable it to meet its best efforts funding commitments.

    Effective October 28, 1996, the Company filed a universal shelf registration statement on Form S-3 to offer a maximum of $250.0 million of common stock, preferred stock and common stock warrants. A balance of approximately $128 million of common stock, preferred stock and common stock warrants remain available to the Company for issuance pursuant to this shelf registration.

    At March 31, 2001, the Company had consolidated debt of approximately $1.0 billion and the Company's pro-rata share of unconsolidated joint venture debt was $517.2 million, of which the Company guaranteed $224.0 million (additionally, the Company guaranteed $23.7 million of its joint venture partners' share of debt). Of the approximately $1.6 billion in debt (the Company's consolidated debt and its share of gross unconsolidated joint venture debt), $903.7 million was fixed rate debt and $648.7 million was variable rate debt. Scheduled principal repayments of the Company's consolidated indebtedness and its pro rata share of gross unconsolidated joint venture debt through 2004 are approximately $782.9 million with $769.5 million due thereafter. The Company and its joint venture partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances.

    The Company's EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to interest expense coverage ratio (including the Company's proportionate share of EBITDA and interest expense of unconsolidated joint ventures) for the trailing 12 months was 2.39 and 2.64 at March 31, 2001 and March 31, 2000, respectively. EBITDA to interest expense coverage ratio is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by accounting principles generally accepted in the United States ("GAAP") and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

THE MILLS CORPORATION
(Unaudited)

DEVELOPMENT, REMERCHANDISING AND EXPANSION.

    The Company is involved in the following development, remerchandising and expansion efforts:

    The Company's most significant development efforts currently are focused on the development of five projects: Discover Mills, Colorado Mills, Missouri Mills, Vaughan Mills and Meadowlands Mills.

    The Company has formed a joint venture with Kan Am to develop Discover Mills on a 225-acre site located near Atlanta, Georgia. As of March 31, 2001, the Discover Mills joint venture has acquired the land assemblage for the project, and has begun construction. The Company has accomplished significant preleasing for Discover Mills including ten anchor commitments. Discover Mills is targeted to open in the fall of 2001. Kan Am will fund all of the required equity for this project and the remaining project costs are expected to be financed through proceeds of a $182.2 million construction loan.

    The Operating Partnership has formed a joint venture with Stevinson Partnership, Ltd. and Greg C. Stevinson (collectively, "Stevinson"), to be known as Colorado Mills Limited Partnership, which plans to develop a 130-acre site in Lakewood, Colorado, ten miles west of downtown Denver. On April 11, 2001, the Stevinson Partnership, Ltd. contributed its interest in the Colorado site to Colorado Mills Limited Partnership. Mills-Kan Am Colorado Limited Partnership, which holds a 75% interest in the joint venture, is fully obligated to fund all cash equity requirements for the development of the shopping center and will receive a 9% cumulative preferred return on the first $42.7 million of its equity contributions and a 12% cumulative preferred return on any additional equity contributions. The Stevinson Partnership, Ltd., which holds a 25% interest, will receive capital account credit for the negotiated value of the land contributed, and will receive a 9% cumulative preferred return on its capital account credit. Any remaining cash flow will be distributed pro rata in accordance with ownership interest. The Operating Partnership has formed Mills-Kan Am Colorado Limited Partnership, through which the Operating Partnership will develop and operate its interest in the Colorado Mills project. Kan Am and the Operating Partnership each are required to fund 50% of the total equity required to develop the Colorado Mills project, which the Operating Partnership anticipates that the project's equity requirement will be approximately $51 million. The Company had funded approximately $13.0 million as of March 31, 2001. Colorado Mills is targeted to open in the fall of 2002. Under the terms of the joint venture agreement with Kan Am, Kan Am and the Operating Partnership each will receive an 11% preferred return on their qualifying equity. Any remaining cash flow will be distributed 75% to Operating Partnership and 25% to Kan Am. Commencing with the grand opening of the project, an affiliate of the Operating Partnership will receive an asset management fee, equal to 0.5% of the capital contributions made by Mills-Kan Am Colorado Limited Partnership to Colorado Mills Limited Partnership, but not to exceed $250,000 per year. The Operating Partnership will guarantee Kan Am's preference until such time as qualified permanent financing is secured for the project, except that the amount of preference guaranteed by the Operating Partnership will be reduced to 9% following the substantial completion and opening of the project. The Company will guarantee both Kan Am's and Stevinson's portion of construction debt.

    The Company has identified a 200-acre site in Hazelwood, Missouri, sixteen miles from downtown St. Louis for the development of Missouri Mills. The Company is in the process of forming a joint venture to develop the site. The site is located at the northwest quadrant of State Highway 370 and Missouri Bottom Road in the city of Hazelwood. The Company anticipates construction could commence in 2001 and the project could open in 2002.

    In February 1998, the Company announced that it had secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed outside of the United States. The project will be developed jointly by an affiliate of the Operating Partnership and by Cambridge Shopping Centres II Limited as tenants in common. The Company anticipates that the Operating Partnership's equity requirement for Vaughan Mills may exceed $30 million, of which the Company had funded approximately $23.3 million as of March 31, 2001, in addition to capitalized interest and overhead. The Company has completed the land assemblage and is targeting a 2003 opening.

THE MILLS CORPORATION
(Unaudited)

    The Company has acquired a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of an ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan ("SAMP") for the Meadowlands area was published in the Federal Register on April 22, 1999. On July 20, 2000, the U. S. Army Corps of Engineers announced that it had completed the Draft Environmental Impact Statement on Mills' Section 404 Fill Permit and the close of public comment occurred in October 2000. The U.S. Army Corps of Engineers is currently completing the Final Environmental Impact Statement, which precedes the Record of Decision for a federal wetlands fill permit. The mixed-use development consists of 2.0 million square feet of gross leasable area ("GLA") for Meadowlands Mills plus office and hotel space. The project would be developed on an entitled site of 90.5 acres plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by a joint venture to be formed among the Operating Partnership, Kan Am, Empire Ltd. and Bennett S. Lazare. The Operating Partnership's equity requirements have not yet been determined. As of March 31, 2001, the Company had invested $54.2 million, in addition to capitalized interest and overhead. Of the amount invested, $26.1 million is our equity contribution and the remaining balance is an advance to the joint venture.

    On March 20, 2001, Donald T. DiFrancesco, the Acting Governor of New Jersey, announced his support for the Company's efforts to develop a Mills project in the State of New Jersey. He added, however, that he was concerned that the proposed Meadowlands Mills project could have significant negative impacts on the wetlands areas within the Meadowlands, and he noted other environmental concerns. Due to these concerns, he asked the Company to withdraw its permit application for the existing site, but offered to work with the Company to find a suitable alternative site in Bergen County for the project. The Company believes that the proposed Meadowlands Mills project more than sufficiently mitigates the environmental impacts that would result from its development. The Company believes that there is strong support for the development of Meadowlands Mills in Bergen County and is continuing its efforts to secure the various permits and approvals required to commence construction at the existing location. However, the Company has accepted the Acting Governor's invitation to jointly explore alternative nearby sites that have acceptable visibility and access. These discussions commenced in April of 2001.

    In addition to the above, the Company is also conducting due diligence on several other proposed sites for future projects, including sites in Cleveland, Ohio; Chicago, Illinois; San Francisco, California; Boston, Massachusetts; and Tampa, Florida. The Company is also continuing to evaluate various prospective international sites, including a site identified in Spain, with a concentrated focus on Western Europe as well as other domestic sites for other Mills-type projects and other retail-oriented projects.

    The Company is in the process of expanding and/or remerchandising Potomac Mills, Gurnee Mills, Grapevine Mills and Ontario Mills. The cost of these expansions and remerchandising programs is estimated at $29 million. Of the estimated costs of $29 million, $9 million will be financed with external sources and $20 million will be funded by the Operating Partnership. As of March 31, 2001, the Operating Partnership had funded approximately $9.0 million of the required equity to finance these programs.

CAPITAL RESOURCES.

    The Company anticipates that its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations, potential ancillary land sales, future borrowings and possible sales of common and/or preferred equity.

    The Company will need significant amounts of equity and debt capital to fund its development projects going forward. Access to capital is dependent upon many factors, which are outside of the Company's control. In recent years, capital costs have increased requiring the Company to re-examine its development and financing strategies. The Company believes that it will have the capital and access to additional capital resources sufficient to expand and develop its business and complete those projects currently under development. In the event such capital cannot be obtained, however, the Company's immediate and long-term development plans could be curtailed.

THE MILLS CORPORATION
(Unaudited)

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

CASH FLOWS

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 2000.

    The timing of paying accrued expenses and accounts payable resulted in net cash provided by operating activities to decrease by $10.8 million (61.5%) to $6.7 million for the three months ended March 31, 2001 as compared to $17.6 million for the three months ended March 31, 2000. Net cash flow from investing activities for the three months ended March 31, 2001 increased $0.9 million (3.3%) to $29.0 million for the three months ended March 31, 2001, as compared to $28.0 million for the three months ended March 31, 2000, primarily as a result of an increase in distributions from unconsolidated joint ventures. Net cash provided by financing activities increased by $12.6 million (140.6%), to $21.6 million for the three months ended March 31, 2001, as compared to $9.0 million for the three months ended March 31, 2000, primarily due to excess proceeds from the refinancing of the Potomac Mills and Gurnee Mills debt refinancing partially offset by repayments on the Company's line of credit.

FUNDS FROM OPERATIONS

    The Company considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by National Association of Real Estate Investment Trusts ("NAREIT") means income (loss) before minority interest (determined in accordance with GAAP, excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

    FFO for the three months ended March 31, 2001, increased $1.5 million to $25.2 as compared to $23.6 million for the comparable period in 2000. FFO amounts were calculated in accordance with NAREIT's definition of FFO summarized as follows:

	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands)
Funds from operations calculation:
Income before extraordinary item and minority interest	$8,161	$10,203
Adjustments:
Add: Depreciation and amortization of real estate assets	8,515	7,728
Add: Real estate depreciation and amortization of unconsolidated joint ventures	8,478	5,687

Funds from operations	$25,154	$23,618

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

THE MILLS CORPORATION
(Unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

    In the normal course of business, the Company and its Joint Ventures are exposed to the effect of interest rate changes. The Company and its Joint Ventures limit these risks by following established risk management policies and procedures including the use of a variety of derivative financial instruments to manage or hedge, interest rate risk. The Company and its Joint Ventures do not enter into derivative instruments for speculative purposes. The Company and its Joint Ventures require that the hedging derivative instruments are effective in reducing the interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument are marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market.

    To manage interest rate risk, the Company and its Joint Ventures may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on the underlying exposure. Interest rate swaps and collars are contractual agreements between the Company or Joint Venture and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

    Interest rate hedges, that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income. Over time, the unrealized gains/losses held in accumulated other comprehensive income will be recognized in earnings consistent with when the hedged items are recognized in earnings.

    In conjunction with the Company's policy to reduce interest rate risk the Company entered into a derivative instrument to fix the interest rate of a forecasted refinancing transaction at 7.36%. Additionally, a Joint Venture, Opry Mills Limited Partnership, had entered into an interest rate collar in conjunction with its construction loan to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The collar effectively locks LIBOR within the range of 6.275% and 7.0%. Another Joint Venture, The Block, entered into an interest rate swap contract in anticipation of refinancing of its construction loan whereby the Company receives LIBOR and pays a fixed rate of 5.35% plus the spread on the LIBOR indexed floating rate debt. The terms of the Company's and Joint Ventures' derivative instruments and a reconciliation of their fair value and adjustment to accumulated other comprehensive income is as follows:

		Joint Ventures
	The Company	Opry Mills	The Block
Hedge Type	Cash Flow	Cash Flow	Cash Flow
Description	Rate Lock	Collar	Swap
Notional Amount	$285,000	$170,000	$135,000
Interest Rate	7.36%	6.275% to 7.0%	5.35%
Maturity Date	5/1/06	9/29/02	5/1/06
		Joint Ventures
	The Company	Opry Mills	The Block
Fair value gain (loss) from transition adjustment at 1/1/01	$—	$(1,919)	$—
Change in fair value during the three months ended 3/31/01	42	(2,416)	(565)

Fair value gain (loss) at 3/31/01	$42	$(4,335)	$(565)

    As of March 31, 2001, there have been no material changes in the market risks reported in the Company's 2000 Annual Report on Form 10K.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

  None

Item 2. Changes in Securities

  Certain mortgages, notes and loans payable agreements provide for restrictive covenants relating to the maintenance of specified financial performance ratios such as minimum net worth, debt service coverage ratio loan to value and restriction on future dividend and distribution payments. These restrictive covenants are similar to the covenants set forth in the securities purchase agreement executed by the Company in connection with its sale of preferred stock.

Item 3. Defaults Upon Senior Securities

  None

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

  The Exhibit Index attached hereto is hereby incorporated by reference to these items.

  A report on Form 8-K was filed by the Company on February 28, 2001 to report certain operational information concerning the Company and the properties owned or managed by it as of March 31, 2001. No other reports on Form 8-K were filed by registrant for the applicable quarter covered by this report.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Mills Corporation
May 15, 2001 (Date)	By:	/s/ KENNETH R. PARENT Kenneth R. Parent Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

THE MILLS CORPORATION
EXHIBIT INDEX

NUMBER	EXHIBIT
^3.1	Amended and Restated Certificate of Incorporation of the Company, as amended by First Amendment to Amended and Restated Certificate of Incorporation of the Company
#3.2	Amended and Restated Bylaws of the Company
***3.3	Limited Partnership Agreement of the Operating Partnership, as amended (filed as part of Exhibit 10.3, 10.3A and 10.3B)
^3.4	Certificate of Designations, Preferences and Rights Relating to Series A Convertible Preferred Stock of the Company
##3.5	Resolutions adopted by the Board of Directors on February 20, 2001
*4.1	Specimen Common Stock Certificate of Company
*4.2
Agreement dated March 15, 1994, among Richard L. Kramer, the A.J. 1989 Trust, the Irrevocable Intervivos Trust for the Benefit of the Kramer Children, the N Street Investment Trust, Equity Resources Associates, Herbert S. Miller, The Mills Corporation and The Mills Limited Partnership (filed as Exhibit 10.19)
**4.3	Non-Affiliate Registration Rights and Lock-Up Agreement
**4.4	Affiliate Registration Rights and Lock-Up Agreement
^4.5	Specimen Series A Cumulative Preferred Stock of the Company
^4.6	Amended and Restated Contingent Securities Purchase Warrant
^4.7	Registration Rights Agreement, dated as of April 27, 2001, between the Company and iStar Preferred Holdings LLC ("iStar")
^4.8	Amendment No. 1 to the Registration Rights Agreement, dated as of May 11, 2001, between the Company and iStar
^4.9	Amended and Restated Ownership Limit Waiver Agreement, dated as of May 11, 2001 between the Company and iStar
^4.10	Securities Purchase Agreement, dated as of April 27, 2001, between the Company and iStar^^
^4.11	Amendment No. 1 to Securities Purchase Agreement, dated as of May 11, 2001 between the Company and iStar^^
*10.1	Form of Employee Non-Compete/Employment Agreements
+10.2	1994 Executive Equity Incentive Plan
**10.3	Limited Partnership Agreement of Operating Partnership; as amended
^10.3A	First Amendment to Limited Partnership Agreement of Operating Partnership
^10.3B	Second Amendment to Limited Partnership Agreement of Operating Partnership^^
*10.4	Form of Noncompetition Agreement between the Company, the Operating Partnership and each of Kan Am and the Kan Am Partnerships
*10.5	Form of Noncompetition Agreement with Kan Am Directors
*10.10
Agreement dated March 15, 1994 among Richard L. Kramer, the A.J. 1989 Trust, the Irrevocable Intervivos Trust for the Benefit of the Kramer Children, the N Street Investment Trust, Equity Resources Associates, Herbert S. Miller, The Mills Corporation and The Mills Limited Partnership

*10.11	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers Partnership to CS First Boston Mortgage Capital Corp., as Mortgagee dated as of December 17, 1996
#21.1	List of Subsidiaries of the Registrant

*	Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 33-71524, which was declared effective by Securities and Exchange Commission on April 14, 1994.
**	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994.
***
Limited Partnership Agreement incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994, and amendments to Limited Partnership Agreement filed herewith.
+	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1997.
#	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
##	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 30, 2001.
^	Filed herewith.
^^
Certain material from this agreement has been omitted and confidential treatment has been requested therefor pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. All such omitted material has been filed separately with the Commission.