Form 10-K/A
period 2000-12-31
MILLS CORP
filed 2001-08-10
CIK 914713

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-12994

THE MILLS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or other jurisdiction of incorporate or organization)	52-1802283 (I.R.S. Employer Identification No.)
1300 WILSON BOULEVARD, SUITE 400 ARLINGTON, VA (Address of principal executive office)	22209 (Zip Code)

Registrant's telephone number, including area code: (703) 526-5000

    Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE	NEW YORK STOCK EXCHANGE

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /

    As of August 9, 2001, the aggregate market value of the 23,969,389 shares of common stock held by non-affiliates of the registrant was $592,043,908 based upon the closing price ($24.70) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of August 9, 2001, there were 24,236,009 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement for the annual shareholders meeting to be held in 2001 are incorporated by reference into Part III.

THE MILLS CORPORATION

Annual Report on Form 10-K/A
December 31, 2000

TABLE OF CONTENTS

PART I

Item 1. Business

Cautionary Statement

    Certain matters discussed in this Form 10-K/A and the information incorporated by reference herein contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

    Forward-looking statements, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "would be," or "continue" or the negative thereof or other variations thereon or comparable terminology are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the general economic climate; the supply and demand for retail properties; interest rate levels; the availability of financing; and other risks associated with the development, acquisition, and operation of retail properties, including risks that the development of the project may not be completed on schedule, that the Company may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated, as well as those risks described in this Form 10-K/A under the heading "Risk Factors."

    The Company undertakes no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

The Company

    Except as otherwise required by the context, references in this Form 10-K/A to "we," "us," "our" and the "Company" refer to The Mills Corporation and its direct and indirect subsidiaries, including The Mills Limited Partnership, and references in this Form 10-K/A to the "Operating Partnership" refer to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner.

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

    As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain limited exceptions. The Operating Partnership either holds title to our properties or directly or indirectly holds 100% of the general and limited partnership interests in the partnerships that own Potomac Mills, Franklin Mills, Sawgrass Mills (Phases I and II) and Gurnee Mills. The Operating Partnership also owns, directly or indirectly, interests as both a general partner and a limited partner in the joint ventures that own the following properties: Ontario Mills (50.%), Grapevine Mills (37.5%), Arizona Mills (36.8%), The Block at Orange (50%), The Oasis at Sawgrass (50%), Concord Mills (37.5%), Katy Mills (62.5%), Opry Mills (66.7%) and Arundel Mills (37.5%). The Operating Partnership has also formed joint ventures to develop additional properties. We and our joint venture partners are entitled to a 9% preferred return on each of our qualified capital contributions and any remaining cash flow is distributed pro rata in accordance with each partners' respective ownership interests.

    We conduct all of our business through the Operating Partnership and the Operating Partnership's various subsidiaries, which include: (i) Management Associates Limited Partnership, which provides leasing and management services for our properties, and (ii) MillsServices Corp. ("MSC"), which provides management services to properties in which we do not own an interest and provides development services for our properties and new properties acquired by us. The Operating Partnership owns 100% of the interests in the Management Associates Limited Partnership, and 99% of the non-voting preferred stock (representing a 99% economic interest) and 5% of the voting common stock of MSC. In addition, two of our key employees each own 0.5% of the non-voting preferred stock (representing, in the aggregate, a 1% economic interest) and 47.5% of the voting common stock of MSC. MSC also owns 100% of Mills Enterprises, Inc.("MEI"), an entity that owns FoodBrand (the Company's food and beverage entity that was created in 1999 to master lease and operate food courts at the Company's malls with existing operations at Katy Mills, Opry Mills, Arundel Mills and Franklin Mills, and future projects under development) and which holds investments in other retail ventures.

    The 10-K/A is being filed based on the results of a review of the Company's financial statements by the Securities and Exchange Commission whereby the Company has provided additional disclosures to its financial statements. The restatement had no effect on net income for any period reported.

    We maintain our executive offices at 1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209. Our telephone number is (703) 526-5000. We also maintain a web site at www.millscorp.com.

Our Portfolio

    The following table sets forth a summary of our operating properties as of December 31, 2000:

NAME/ LOCATION	METROPOLITAN AREA SERVICED	YEAR OPENED/ ACQUIRED	APPROX. GLA (SQ. FT.) (1)	PERCENT LEASED (2)	NO. OF ANCHOR STORES (3)	COMPANY OWNERSHIP
MILLS
Potomac Mills	Washington, D.C./Baltimore	1985	1,635,591	98%	19	100%
Franklin Mills	Philadelphia/Wilmington	1989	1,739,480	96	19	100%
Sawgrass Mills	Fort Lauderdale/Miami/Palm Beach	1990	1,849,159	99	20	100%
Gurnee Mills	Chicago/Milwaukee	1991	1,699,808	97	16	100%
Ontario Mills	Los Angeles	1996	1,471,096	98	23	50	% (4)
Grapevine Mills	Dallas/Ft. Worth	1997	1,547,611	97	20	37.5	% (5)
Arizona Mills	Phoenix	1997	1,227,564	98	16	36.8	% (6)
The Oasis at Sawgrass	Ft.Lauderdale/ Miami/Palm Beach	1999	290,063	90	3	50.0	% (7)
Concord Mills	Charlotte	1999	1,260,655	94	16	37.5	% (5)
Katy Mills	Houston	1999	1,189,726	92	13	62.5	% (8)
Opry Mills	Nashville	2000	1,111,264	97	15	66.7	% (9)
Arundel Mills	Baltimore, MD/ Washington, DC	2000	1,011,023	88	11	37.5	% (5)

MILLS TOTALS/WEIGHTED AVERAGES			16,033,040	96%	191

BLOCKS
The Block at Orange	Los Angeles/ Orange County	1998	642,057	95%	10	50	% (7)

COMMUNITY CENTER
Liberty Plaza	Philadelphia	1994	371,535	97%	4	100%

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

(4)
Our other joint venture partners are affiliates of Kan Am U.S., Inc. ("Kan Am") which owns approximately 34.0% of the outstanding partnership units in the Operating Partnership), with a 25% interest, and Simon Property Group, Inc. ("Simon Property"), with a 25% interest. We and our other partners each are entitled to a priority return during operations equal to 9% per annum on unreturned capital contributions.

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

  •
  shoppers within a 10-15 mile radius of the property that use the Mills as their local regional mall equivalent;

  •
  shoppers within a 15-40 mile radius that travel beyond other retail offerings to access the breadth and uniqueness of the Mills tenant mix; and

  •
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

  •
  Anchor contributions: due to 15 to 20 anchor stores contributing significantly to common area maintenance pools;

  •
  Low maintenance costs: due to one-story construction, smaller concourses and lack of deck parking; and

  •
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

MILLS UNDER CONSTRUCTION

Name/ Location	Metropolitan Area Served	Anticipated Opening Date (1)	Approximate Gross Leasable Area (sq.ft.) (1)	Company Ownership	Estimated Total Project Cost (2) (In Millions)	Required Equity from Company (In Millions)	Anchor Store Tenant Commitments
Discover Mills	Atlanta	Fall 2001	1,200,000	50.0% (3)	$231	—	9

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

    The following is a brief description of the Mills project currently under construction:

    Discover Mills—Gwinette County, Georgia.  The Discover Mills project will be constructed on a 225-acre site located just off Interstate 85 and Sugarloaf Parkway in Gwinette County, Georgia. The approximately 1.2 million square foot project planned for this site will consist of a combination of specialty retailers, cinemas, and themed restaurants. We have obtained nine anchor lease commitments from Off 5th-Saks Fifth Avenue, F.Y.E. (For Your Entertainment), Jillian's, Off Broadway Shoes, Bass Pro Shops Outdoor World, Blacklion, Books-A-Million, Burlington Coat Factory and Home Company. Construction began in June 2000, and we expect to open this project in the fall of 2001. Development costs through December 31, 2000 were approximately $82.4 million.

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

    Colorado Mills-Denver, Colorado.  We have identified a 130 acre site in Lakewood, Colorado, ten miles west of downtown Denver. On March 22, 2000, Colorado Retail Development, L.L.C. (our affiliate) and the Stevinson Partnership, Ltd., the fee owner of the Colorado Mills site, entered into a Contribution Agreement that, among other things, provides that upon the satisfactory completion of customary due diligence and feasibility studies, the parties will form a joint venture and the Stevinson Partnership, Ltd. will contribute the site to the joint venture. It is anticipated that Colorado Retail Development, L.L.C. which will hold a 75% interest in the joint venture, will be fully obligated to fund all cash equity requirements for the development of the shopping center and will receive a 9% cumulative preferred return on the first $42.7 million of its equity contributions and a 12% cumulative preferred return on any additional equity contributions. It is further anticipated that an additional joint venture partner would share or fund all of the equity requirements for the project in exchange for ownership interests and preferred returns on its equity contributions. The Stevinson Partnership, Ltd. which will hold a 25% interest, will receive capital account credit for the negotiated value of the land contributed, and will receive a 9% cumulative preferred return. Colorado Mills is targeted to open in the fall of 2002.

    Missouri Mills-St. Louis, Missouri.  We have identified a 200 acre site in Hazelwood, Missouri, sixteen miles from downtown St. Louis. The Company is in the process of forming a joint venture to develop the site. The 200 acre site is located at the northwest quadrant of State Highway 370 and Missouri Bottom Road in the city of Hazelwood, approximately sixteen miles from downtown St. Louis. We anticipate construction could commence in 2001 and the project could open in 2002.

    Vaughan Mills-Toronto, Ontario.  We and Cambridge Shopping Centres II Limited have secured a site for the proposed development of a Mills project. The 180-acre site is located in the City of

Vaughan at the southeast corner of Highway 400 and Rutherford Road, approximately 20 miles north of downtown Toronto, Ontario. Upon completion, this project would be the first Mills outside of the United States. We anticipate that the project will be developed jointly by one of our affiliates and Cambridge Shopping Centres II, Ltd., as tenants in common. Our ownership interest will be 50%. We anticipate that our equity requirement for Vaughan Mills may exceed $30 million, of which we have funded approximately $22.2 million as of December 31, 2000, in addition to capitalized interest and overhead. We are targeting a 2003 opening.

    Meadowlands Mills-Carlstadt, New Jersey.  We have acquired a mortgage interest in a 592-acre site located on the New Jersey turnpike (I-95) adjacent to Meadowlands Sports Complex and approximately five miles from New York City and have signed preliminary agreements with Empire Ltd., the current owner of the site, concerning the development of Meadowlands Mills. Commencement of construction is contingent upon the completion of ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan (SAMP) for the Meadowlands area was published in the Federal Register on April 22, 1999. On July 20, 2000, the U.S. Army Corp of Engineers announced that it had completed the Draft Environmental Impact Statement on Mills' Section 404 Fill Permit and the close of public comment occurred in October, 2000. The U.S. Army Corp of Engineers is currently completing the Final Environmental Impact Statement which precedes the Record of Decision for a wetlands fill permit. The mixed-use development consists of 2.0 million square feet of gross leaseable area for Meadowlands Mills, plus office and hotel space. The project would be developed on an entitled site on 90.5 acres plus roads and retention facilities. As of December 31, 2000, we had invested $43.2 million, in addition to capitalized interest and overhead. Of the amount invested, $24.4 million is our equity contribution and the remaining balance is an advance to the joint venture.

    Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by a joint venture between us, Kan Am, Empire Ltd., and Bennett S. Lazare. The partners' respective ownership interests will be Mills-53.3%, Kan Am-26.7%, Empire Ltd.-14%, and Bennett S. Lazare-6%. The project's equity requirements have not yet been determined. Kan Am has committed to contribute approximately $70 million to the project in addition to its existing investment of $24 million, if it proceeds as planned. At specified times following the tenth anniversary of the project's opening, either we or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we can require Kan Am to sell to us, for cash or limited partnership units of the Operating Partnership at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire, for cash or limited partnership units of the Operating Partnership at our election, Kan Am's entire interest in the partnership.

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

    Investing in Retail and Entertainment Concepts.  Historically, many new retail and entertainment concepts have been developed at the Mills. A recent example is FoodBrand, an entity that is owned MEI, which was created in 1999 to master lease and operate food courts at our malls. Initial operations in 1999 existed at Katy Mills and Franklin Mills. In 2000, the operations expanded into Opry Mills and Arundel Mills. Other opportunities for expansion and growth exist at future projects under development. We believe we have additional opportunities for investment in our own development pipeline where we view the risk of food court operations as similar to our real estate developments but where we expect to earn superior returns.

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

    In February 2001, Ivanhoe Inc. merged with Cambridge Shopping Centres Limited. The new organization, to be known as Ivanhoe Cambridge, is one of North America's major property owners, managers, developers and investors.

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

  •
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

  •
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

  •
  At Gurnee Mills, we have re-tenanted 30,000 square feet with upscale fashion tenants such as The GAP Outlet, Abercrombie & Fitch and Nautica and added a 125,000 square foot Bass Pro Shops Outdoor World. Average specialty store sales at Gurnee Mills rose approximately 17% from 1996 to 2000.

  •
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

  •
  18 million visitors per Mills operating throughout 2000, ranking each Mills in the top tourist attractions in its respective state;

  •
  Average length of visit is significantly higher than the peer group average; and

  •
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

Project	Date Opened	Occupancy at Opening (1)	Occupancy at December 31, 2000 (1)
Ontario Mills	November 1996	91.3%	97.8%
Grapevine Mills	October 1997	91.8	96.5
Arizona Mills	November 1997	92.6	98.4
The Block at Orange	November 1998	88.5	95.1
Concord Mills	September 1999	88.4	94.1
Katy Mills	October 1999	91.2	91.9
Opry Mills	May 2000	92.4	96.9
Arundel Mills	November 2000	87.5	87.6

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

  •
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

  •
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

  •
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

Influence Of Officers, Directors And Significant Stockholders

    The executive officers of the Company and Kan Am and its affiliates, which is substantially owned and controlled by three directors of the Company (the "Kan Am Directors"), and their respective affiliates directly and indirectly own a substantial percentage of the total Common Stock and Units outstanding. The Units not held by the Company are exchangeable for Common Stock or, at the option of the Company as sole general partner of the Operating Partnership, the cash equivalent of that number of shares of Common Stock. Interested directors may not vote on whether to elect to pay cash in exchange for Units in which they have a direct or indirect interest. Various directors of the Company, including the Kan Am Directors, have substantial influence on the Company and, by virtue of their ownership of Common Stock, on the outcome of any matters submitted to the Company's stockholders for approval. The interests of such executive officers and Kan Am Directors might not be consistent with the interests of all other stockholders, and they may use their voting influence contrary to the stockholders' interest. Although there is no understanding or arrangement for these stockholders and their affiliates to act together on any matter, such stockholders would be in a position to exercise significant influence over the affairs of the Company if they were to act together. In the event that all or a substantial portion of such Units are exchanged for shares of Common Stock, such persons will increase their influence over the Company and on the outcome of any matters submitted to the Company's stockholders for approval. The influence and voting power of the remaining stockholders would be correspondingly limited.

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

SUMMARY OF PROPERTIES

    The following table sets forth certain information with respect to the Mills, the Block and the Community Center as of December 31, 2000:

Name/ Location	Metropolitan Area Served	Year Opened/ Acquired	Approx. GLA (Sq.Ft.) (1)	Percent Leased (2)	Annualized Base Rent (3)	No. of Anchor Stores (4)	Anchor Store Tenants
MILLS Potomac Mills	Washington D.C./Baltimore	1985	1,635,591	98%	$22,979,703	19
							AMC Theatres, Books-A-Million, Burlington Coat Factory, Daffy's, Group USA, Homeplace, IKEA, J.C. Penney, L.L. Bean Factory Store, Linens "N Things, Marshalls, Nordstrom Rack, Old Navy, Off 5th—Saks Fifth Avenue, Spiegel, Sports Authority, Syms, T.J. Maxx, Vans Skate Park
Franklin Mills	Philadelphia/ Wilmington	1989	1,739,480	96	18,738,180	19
							Bed, Bath & Beyond, Boscov's, Burlington Coat Factory, General Cinema, Group USA, J.C. Penney, J.M. Fallas, Jillians, Last Call-Neiman Marcus, Marshalls, Modells Sporting Goods, Nordstrom Factory, OfficeMax, Phar-Mor, Off 5th—Saks Fifth Avenue, Rainforest Cafe, Sam Ash Music, Sam's Wholesale, Syms
Sawgrass Mills	Fort Lauderdale/ Miami/Palm Beach	1990	1,849,159	99	27,089,033	20
							Beall's Outlet, Bed, Bath & Beyond, Books-A-Million, Brandsmart, Burlington Coat Factory, GAP, Homeplace, J.C. Penney, Last Call-Neiman Marcus, Marshalls, Outlet Marketplace, Rainforest Cafe, Off 5th—Saks Fifth Avenue, Service Merchandise, Spec's Outlet, Spiegel, Sports Authority, Sun & Ski Sports, T.J. Maxx, Target
Gurnee Mills	Chicago/ Milwaukee	1991	1,699,808	97	18,262,971	16
							Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Burlington Coat Factory, Homeplace, J.C. Penney, Marcus Cinema, Marshalls, Off 5th—Saks Fifth Avenue, Rainforest Cafe, Rinkside Sports, Spiegel, Sports Authority, Syms, T.J. Maxx, Value City, VF Factory Outlet
Ontario Mills	Los Angeles	1996	1,471,096	98	20,411,794	23
							AMC Theatres, Bed, Bath & Beyond, Burlington Coat Factory, Cost Plus, Dave & Busters, Foozles, Group USA, Hollytron, Iguana Ameramex, J.C. Penney, Marshalls, Mikasa, Off Rodeo Drive, Off 5th—Saks Fifth Avenue, Rainforest Cafe, Saks Fifth Avenue, Sam Ash Music, Sega Gameworks, Sports Authority, T.J. Maxx, Totally for Kids, Van's Skate Park, Virgin Megastores
Grapevine Mills	Dallas/ Fort Worth	1997	1,547,611	97%	$21,944,926	20
							AMC Theatres, Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, Group USA, Iguana Ameramex, J.C. Penney, Just for Feet, Marshalls, Off Rodeo Drive, Old Navy, Polar Ice, Rainforest Cafe, Off 5th—Saks Fifth Avenue, Sega Gameworks, Sports Authority, Sun & Ski Sports, Virgin Megastores, Western Warehouse

SUMMARY OF PROPERTIES, Continued

Name/ Location	Metropolitan Area Served	Year Opened/ Acquired	Approx. GLA (Sq.Ft.) (1)	Percent Leased (2)	Annualized Base Rent (3)	No. of Anchor Stores (4)	Anchor Store Tenants
Arizona Mills	Phoenix	1997	1,227,564	98	20,151,140	16
							Burlington Coat Factory, Group USA, Harkin's Great Mall Cinemas, Hi-Health World of Nutrition, Hilo Hattie, J.C. Penney, Last Call-Nieman Marcus, Linens' N Things, Marshalls, Off 5th—Saks Fifth Avenue, Off Rodeo Drive, Oshman's Supersports, Rainforest Cafe, Ross Dress for Less, Sega Gameworks, Virgin Megastores
The Oasis at Sawgrass	Ft. Lauderdale/ Miami/ Palm Beach	1999	290,063	90	5,238,497	3	Regal Theatres, Ron Jon Surf Shop, Sega Gameworks
Concord Mills	Charlotte	1999	1,260,655	94	19,833,882	16
							AC Moore Arts & Crafts, Alabama Grill, AMC Theatres, Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Blacklion, Books-A-Million, Burlington Coat Factory, F.Y.E. (For Your Entertainment), Group USA, Jeepers, Jillian's, Off 5th—Saks Fifth Avenue, Old Navy, Sun & Ski Sports, T.J. Maxx
Katy Mills	Houston	1999	1,189,726	92	18,041,503	13
							AMC Theatres, Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Books-A-Million, Boot Town, Burlington Coat Factory, F.Y.E. (For Your Entertainment), Jillian's, Marshalls, Off 5th—Saks Fifth Avenue, Old Navy, Rainforest Cafe, Sun & Ski Sports
Opry Mills	Nashville	2000	1,111,264	97	21,888,305	15
							Alabama Grill, Apple Barn, Barnes & Nobel, Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Blacklion, Gibson Guitar, Jillian's, Off Broadway Shoes, Old Navy, Rainforest Cafe, Regal Theatre, Off-5th Saks 5th Avenue, Sun & Ski Sports, Tower Records

SUMMARY OF PROPERTIES, Continued

Name/ Location	Metropolitan Area Served	Year Opened/ Acquired	Approx. GLA (Sq.Ft.) (1)	Percent Leased (2)	Annualized Base Rent (3)	No. of Anchor Stores (4)	Anchor Store Tenants
Arundel Mills	Baltimore/ Washington, DC	2000	1,011,023	88%	$19,503,121	11
							Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, F.Y.E. (For Your Entertainment), Jillian's, Muvico Theatres, Off-5th Saks 5th Avenue, Off Broadway Shoes, Old Navy, Sun & Ski Sports, T.J. Maxx

MILLS TOTALS/ WEIGHTED AVERAGES			16,033,040	96%	$234,083,035	191

The Block at Orange	Los Angeles/ Orange County	1998	642,057	95%	14,072,727	10	AMC Theatres, Borders Books and Music, Dave & Busters, Hilo Hattie, Mars Music, Off 5th—Saks Fifth Avenue, Ron Jon Surf Shop, Sega Gameworks, Van's Skate Park, Virgin Megastores

Liberty Plaza	Philadelphia	1994	371,535	97%	$3,032,714	4	Dicks Clothing & Sporting Goods, Raymour & Flanigan, Super Fresh Food Market, Wall-Mart

(1)
Includes 960,933 square feet of gross leasable area owned by tenants as follows: Potomac Mills-80,000 square feet; Franklin Mills-209,612 square feet; Sawgrass Mills-281,774 square feet; Gurnee Mills-250,806 square feet; Ontario Mills-125,000 square feet; and Liberty Plaza—13,741 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also included.

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

For the Twelve Months Ended December 31, 2000

Wholly Owned Properties

	Potomac	Franklin	Sawgrass	Gurnee	Mainstreet	Liberty Plaza	Single Tenant Net Lease Properties	Total Without Disposed Properties(2)	Disposed Properties(2)	Total
Rental Revenues:
Minimum rent	$22,417	$18,574	$26,056	$18,350	$3,947	$2,419	$2,518	$94,281	$9,269	$103,550
Percentage rent	320	406	1,200	490	361	—	—	2,777	114	2,891
Recoveries from tenants	9,994	12,503	15,425	10,393	95	706	—	49,116	2,890	52,006
Other revenue	1,695	1,286	4,056	1,969	723	49	—	9,778	536	10,314

Total rental revenues	34,426	32,769	46,737	31,202	5,126	3,174	2,518	155,952	12,809	168,761

Property Operating Costs:
Recoverable from tenants	8,178	9,253	14,075	8,810	—	854	—	41,170	3,163	44,333
Other operating(1)	398	806	660	894	2,309	95	—	5,162	200	5,362

Total property operating costs	8,576	10,059	14,735	9,704	2,309	949	—	46,332	3,363	49,695

Property Operating Income	$25,850	$22,710	$32,002	$21,498	$2,817	$2,225	$2,518	$109,620	$9,446	$119,066

Unconsolidated Joint Ventures

	Ontario	Grapevine	Arizona	The Block	The Oasis	Concord	Katy	Opry	Arundel	Other	Total
Rental Revenues:
Minimum rent	$20,730	$23,959	$21,425	$16,721	$5,763	$20,510	$19,352	$14,364	$2,550	$139	$145,513
Percentage rent	1,234	736	744	461	411	288	281	106	—	—	4,261
Recoveries from tenants	9,618	11,139	8,622	3,817	2,537	6,595	8,953	4,913	673	3	56,870
Other revenue	5,373	5,534	4,867	1,292	226	2,128	1,879	1,497	562	—	23,358

Total rental revenues	36,955	41,368	35,658	22,291	8,937	29,521	30,465	20,880	3,785	142	230,002

Property Operating Costs:
Recoverable from tenants	8,704	9,352	7,932	4,840	2,482	6,023	8,633	4,130	618	—	52,714
Other operating(1)	1,989	550	812	1,124	720	537	941	537	31	679	7,920

Total property operating costs	10,693	9,902	8,744	5,964	3,202	6,560	9,574	4,667	649	679	60,634

Property Operating Income	$26,262	$31,466	$26,914	$16,327	$5,735	$22,961	$20,891	$16,213	$3,136	$(537)	$169,368

(1)
Total property operating costs excludes management fees as follows: Potomac Mills—$981, Franklin Mills—$785, Sawgrass Mills—$1,060, Gurnee Mills—$768, Liberty Plaza—$98, Disposed Properties—$369, Ontario Mills—$1,081, Grapevine Mills—$1,587, Arizona Mills—$1,601, The Block at Orange—$656, The Oasis at Sawgrass—$209, Concord Mills—$1,363, Katy Mills—$735, Opry Mills—$559 and Arundel Mills—$186.
(2)
On August 3, 2000, the Company sold its interest in ten community centers (the "Disposed Properties").

OCCUPANCY ANALYSIS

    The following table sets forth occupancy analysis for our Mills, Liberty Plaza and the Block as of December 31, 2000.

	Gross Leased and Occupied Area (Sq.Ft.)(1)			Gross Leased and Occupied Area, Net of Anchors (Sq.Ft.)(2)			Total Vacant (Sq.Ft.)
Project	Total GLA	GLA Occupied at 12/31/00(3)	Percent	Total GLA	GLA Occupied at 12/31/00(3)	Percent	Anchor	Specialty Store	Total
Mills:
Potomac Mills	1,635,591	1,602,577	97.98%	626,676	593,662	94.73%	—	33,014	33,014
Franklin Mills	1,739,480	1,668,432	95.92	614,166	543,118	88.43	—	71,048	71,048
Sawgrass Mills	1,849,159	1,822,609	98.56	676,617	650,067	96.08	—	26,550	26,550
Gurnee Mills	1,699,808	1,642,254	96.61	623,162	565,608	90.76	—	57,554	57,554

Total Mills	6,924,038	6,735,872	97.28	2,540,621	2,352,455	92.59	—	188,166	188,166
Liberty Plaza	371,535	359,644	96.80	52,280	40,389	77.26	—	11,891	11,891

Total Wholly Owned	7,295,573	7,095,516	97.26%	2,592,901	2,392,844	92.28%	—	200,057	200,057

Joint Ventures:
Ontario Mills	1,471,096	1,439,313	97.84%	509,569	477,786	93.76%	—	31,783	31,783
Grapevine Mills	1,547,611	1,493,579	96.51	520,983	499,236	95.83	32,285	21,747	54,032
Arizona Mills	1,227,564	1,208,854	98.48	521,475	502,765	96.41	—	18,710	18,710
Concord Mills	1,260,655	1,186,063	94.08	569,313	494,721	86.90	—	74,592	74,592
Katy Mills	1,189,726	1,093,466	91.91	562,560	488,740	86.88	22,440	73,820	96,260
Opry Mills	1,111,264	1,076,306	96.85	534,867	499,909	93.46	—	34,958	34,958
Arundel Mills	1,011,023	885,974	87.63	539,426	414,377	76.82	—	125,049	125,049
The Oasis at Sawgrass	290,063	260,365	89.76	155,203	125,505	80.87	—	29,698	29,698
The Block at Orange	642,057	610,628	95.10	257,341	225,912	87.79	—	31,429	31,429

Total Joint Ventures	9,751,059	9,254,548	94.91%	4,170,737	3,728,951	89.41%	54,725	441,786	496,511

Total Mills	16,033,040	15,379,792	95.93%	6,454,017	5,855,494	90.73%	54,725	598,523	653,248

Total Wholly Owned and Joint Ventures	17,046,632	16,350,064	95.91%	6,763,638	6,121,795	90.51%	54,725	641,843	696,568

(1)
Includes 960,933 square feet of gross leasable area owned by certain store tenants as follows: Potomac Mills—80,000 square feet; Franklin Mills—209,612 square feet; Sawgrass Mills—281,774 square feet; Gurnee Mills—250,806 square feet; Liberty Plaza—13,741 square feet; and Ontario Mills—125,000 square feet. A ground lease at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also included.

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

Wholly Owned Properties

Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Minimum Rents Under Expiring Leases	Annualized Minimum Rents per Square Foot	Percent of Total Leased Square Footage Represented by Expiring Leases	Percent of Total Minimum Rents Represented by Expiring Expiring Leases
Anchor/Major Tenant Expirations(2), (3)
2001	10	582,818	$4,037,864	$6.93	15.39%	13.20%
2002	5	167,786	1,369,423	8.16	4.43	4.48
2003	7	411,050	2,601,357	6.33	10.85	8.50
2004	9	421,103	3,730,024	8.86	11.12	12.19
2005	9	407,586	3,152,141	7.73	10.76	10.30
2006	6	322,419	3,505,254	10.87	8.51	11.46
2007	3	92,072	855,644	9.29	2.43	2.80
2008	5	346,169	2,855,359	8.25	9.14	9.33
2009	3	348,643	2,416,644	6.93	9.20	7.90
2010	5	238,079	2,065,139	8.67	6.29	6.75
After 2010	7	449,865	4,004,306	8.90	11.88	13.09

	69	3,787,590	$30,593,155	$8.08	100.00%	100.00%
Specialty Tenant Expirations
2001	181	518,280	$12,312,736	$23.76	21.78%	20.69%
2002	122	355,438	8,664,778	24.38	14.94	14.56
2003	117	379,985	9,521,853	25.06	15.97	16.00
2004	76	252,981	5,885,138	23.26	10.63	9.89
2005	110	437,540	11,059,306	25.28	18.39	18.58
2006	36	132,300	3,119,647	23.58	5.56	5.24
2007	26	47,836	1,935,454	40.46	2.01	3.25
2008	16	57,462	1,441,428	25.08	2.42	2.42
2009	18	66,402	1,751,328	26.37	2.79	2.94
2010	36	83,894	2,594,615	30.93	3.53	4.36
After 2010	14	46,985	1,223,143	26.03	1.98	2.07

	752	2,379,103	$59,509,426	$25.01	100.00%	100.00%
Totals
2001	191	1,101,098	$16,350,600	$14.85	17.86%	18.15%
2002	127	523,224	10,034,201	19.18	8.48	11.14
2003	124	791,035	12,123,210	15.33	12.83	13.45
2004	85	674,084	9,615,162	14.26	10.93	10.67
2005	119	845,126	14,211,447	16.82	13.70	15.77
2006	42	454,719	6,624,901	14.57	7.37	7.35
2007	29	139,908	2,791,098	19.95	2.27	3.10
2008	21	403,631	4,296,787	10.65	6.55	4.77
2009	21	415,045	4,167,972	10.04	6.73	4.63
2010	41	321,973	4,659,754	14.47	5.22	5.17
After 2010	21	496,850	5,227,449	10.52	8.06	5.80

	821	6,166,693	$90,102,581	$14.61	100.00%	100.00%

(1)
Excludes 835,933 square feet of gross leaseable area owned by tenants as follows: Potomac Mills—80,000 square feet; Franklin Mills—209,612 square feet; Sawgrass Mills—281,774 square feet; Gurnee Mills—250,806 square feet; and Liberty Plaza—13,741 square feet. A ground lease at Franklin Mills of 152,370 square feet is excluded

(2)
Anchor tenants are defined as any tenant whose GLA equals or exceeds 50,000 sq. ft. and Major tenants are defined as any tenant whose GLA equals or exceeds 2000 sq. ft. but is less than 50,000 sq. ft.

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

Unconsolidated Joint Ventures

Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Minimum Rents Under Expiring Leases	Annualized Minimum Rents per Square Foot	Percent of Total Leased Square Footage Represented by Expiring Leases	Percent of Total Minimum Rents Represented by Expiring Expiring Leases
Anchor/Major Tenant Expirations(2), (3)
2001	1	30,639	$474,905	$15.50	0.60%	0.73%
2002	1	23,329	279,948	12.00	0.45	0.43
2003	2	44,258	531,096	12.00	0.86	0.81
2004	3	72,842	896,068	12.30	1.42	1.37
2005	—	—	—	—	—	—
2006	5	125,082	1,529,808	12.23	2.43	2.34
2007	13	341,847	5,489,596	16.06	6.65	8.39
2008	8	235,089	3,471,398	14.77	4.57	5.31
2009	24	745,230	10,513,125	14.11	14.49	16.07
2010	28	905,398	12,015,767	13.27	17.60	18.37
After 2010	40	2,619,979	30,206,925	11.53	50.94	46.18

	125	5,143,693	$65,408,636	$12.72	100.00%	100.00%
Specialty Tenant Expirations
2001	81	291,089	$6,038,657	$20.75	7.76%	6.31%
2002	138	422,803	9,799,974	23.18	11.28	10.24
2003	99	317,895	7,972,885	25.08	8.48	8.33
2004	137	516,066	11,582,453	22.44	13.76	12.11
2005	136	474,259	11,766,565	24.81	12.65	12.30
2006	68	230,475	5,771,018	25.04	6.15	6.03
2007	88	265,467	6,862,739	25.85	7.08	7.17
2008	61	180,849	5,682,200	31.42	4.82	5.94
2009	87	294,858	8,233,362	27.92	7.86	8.61
2010	133	499,475	14,199,457	28.43	13.32	14.84
After 2010	45	256,076	7,767,949	30.33	6.84	8.12

	1,073	3,749,312	$95,677,259	$25.52	100.00%	100.00%
Totals
2001	82	321,728	$6,513,562	$20.25	3.62%	4.04%
2002	139	446,132	10,079,922	22.59	5.02	6.26
2003	101	362,153	8,503,981	23.48	4.07	5.28
2004	140	588,908	12,478,521	21.19	6.62	7.75
2005	136	474,259	11,766,565	24.81	5.33	7.30
2006	73	355,557	7,300,826	20.53	4.00	4.53
2007	101	607,314	12,352,335	20.34	6.83	7.67
2008	69	415,938	9,153,598	22.01	4.68	5.68
2009	111	1,040,088	18,746,487	18.02	11.70	11.64
2010	161	1,404,873	26,215,224	18.66	15.80	16.27
After 2010	85	2,876,055	37,974,874	13.20	32.33	23.58

	1,198	8,893,005	$161,085,895	$18.11	100.00%	100.00%

(1)
Excludes 125,000 square feet of gross leaseable area owned by tenants as follows: Ontario Mills—125,000 square feet. A ground lease at Grapevine Mills of 177,063 square feet is also excluded.

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

		Minimum Rent Plus Percentage Rent
		Total Stores		Anchor Stores		Specialty Stores
	Average Percent Leased (1)
Year		Total	Per Sq. Ft.	Total	Per Sq. Ft.	Total	Per Sq. Ft.
2000	95%	$219,861,786	$17.12	$78,834,651	$10.08	$141,027,135	$27.94
1999 (2)	96	166,145,597	16.41	57,382,233	9.55	108,763,364	26.43
1998 (2)	96	143,417,531	15.41	47,700,311	8.65	95,717,220	25.24
1997 (2)	94	98,587,164	14.65	30,145,762	7.58	68,441,402	24.84
1996	94	78,313,084	13.97	22,409,034	6.80	55,904,050	24.21

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

	Anchor Stores
	Store Openings During Year		Store Closings During Year		Releasing Spread (2)
Year	Average Base Rent Per Sq. Ft.	Total Per Sq. Ft.	Average Base Rent Per Sq. Ft.	Total Per Sq. Ft.
2000	$14.24	313,287	$10.16	177,003	$4.08	40.16%
1999	10.39	297,754	9.05	112,302	1.34	14.81
1998	11.94	234,059	8.48	224,636	3.46	40.80
1997	7.33	393,342	7.32	233,471	0.01	0.14
1996	18.54	91,653	12.95	74,453	5.59	43.17
	Specialty Stores
	Store Openings During Year		Store Closings During Year		Releasing Spread (2)
Year	Average Base Rent Per Sq. Ft.	Total Per Sq. Ft.	Average Base Rent Per Sq. Ft.	Total Per Sq. Ft.
2000	$29.07	423,771	$25.16	391,141	$3.91	15.54%
1999	26.09	318,864	24.50	454,633	1.59	6.49
1998	23.43	405,408	21.80	339,988	1.63	7.48
1997	22.83	415,593	20.92	402,105	1.91	9.13
1996	22.76	290,825	19.97	311,250	2.79	13.97

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

SPECIALTY STORE TENANT REPORTED SALES ANALYSIS

Gross Sales (PSF)
Twelve Months Ended December 31,	Current Year	Prior Year	Percentage Change
2000	$352	$337	4.45%
1999	$337	$332	1.51%
1998	$342	$340	0.59%
Comparable Sales (in thousands)
Twelve Months Ended December 31,	Current Year	Prior Year	Percentage Change
2000	$1,070,290	$1,063,065	0.68%
1999	$991,116	$986,197	0.50%
1998	$726,319	$745,091	-2.52%

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

Arundel Mills), sets forth certain information with respect to our ten largest tenants (measured by 2000 base rent) as of December 31, 2000:

Tenant	Percent Of 2000 Base Rent	Percent Of Total Leased Gross Leasable Area	Number Of Stores
AMC Theatres	4.0%	3.3%	6
T.J. Maxx Group (1)	2.0	3.9	15
J.C. Penney (2)	1.7	4.3	7
GAP (3)	1.6	2.4	28
Burlington Coat Factory Group (4)	1.6	5.8	11
Rainforest Cafe	1.6	1.0	8
Jillian's	1.6	1.7	5
Bed, Bath & Beyond	1.4	2.3	9
Off 5th — Saks Fifth Avenue	1.2	2.3	12
Bass Pro Shops Outdoor World	1.2	4.3	5

Total	17.9%	31.3%	106

(1)
Includes T.J. Maxx and Marshalls.

(2)
Includes J.C. Penney

(3)
Includes GAP Outlet, Old Navy and Banana Republic.

(4)
Includes Burlington Coat Factory and Totally 4 Kids.

Description of Existing Properties

    Set forth below are descriptions of each of our existing Mills and Block properties.

    Potomac Mills-Woodbridge, Virginia.  Potomac Mills contains approximately 1.6 million square feet of gross leasable area, of which one anchor store tenant owns approximately 80,000 square feet. Potomac Mills opened in 1985 with a total of approximately 630,000 square feet of gross leasable area. As a result of customer demand, Potomac Mills was expanded to approximately 1.2 million square feet of gross leasable area in 1986. The Phase III expansion of Potomac Mills opened on September 30, 1993 and increased total gross leasable area by approximately 355,000 square feet. We completed construction of a 63,000 square foot Van's Skate Park which opened in the spring of 2000. Potomac Mills has 19 anchors, including: IKEA, J.C. Penney Outlet, Homeplace, Marshalls, Spiegel Outlet, AMC Theatres, The Sports Authority, Off 5th—Saks Fifth Avenue, T.J. Maxx, Syms, Group USA and Nordstrom Rack. Potomac Mills is situated on approximately 161 acres located approximately 20 miles southwest of Washington, D.C. Potomac Mills is adjacent to Interstate 95, which serves as one of the transportation backbones of the Washington metropolitan area. This location strategically positions Potomac Mills between the Washington/Baltimore metropolitan market to the north and Richmond, approximately 90 miles to the south. We own 100% of Potomac Mills.

    Franklin Mills-Philadelphia, Pennsylvania.  Franklin Mills opened in 1989 and contains approximately 1.7 million square feet of gross leasable area, of which two anchor store tenants own approximately 209,000 square feet. We began remerchandising Franklin Mills in 1996 by upgrading its tenant mix and began construction on an entertainment zone, including themed restaurants and interactive entertainment venues, in the first half of 1997, which was completed in November 1998. Franklin Mills has 19 anchors, including: Bed, Bath & Beyond, Last Call from Neiman Marcus, Marshalls, Nordstrom Rack, Office Max, Off 5th-Saks Fifth Avenue, Jillian's, Syms and Sam Ash Music. Franklin Mills features what we believe is the largest concentration of outlet retailing in the

Delaware Valley. With access from U.S. Highway 1 and the Pennsylvania Turnpike, Franklin Mills is strategically positioned approximately 15 miles northeast of Philadelphia's Center City and just west of Interstate 95, a major thoroughfare serving the greater Philadelphia/Wilmington metropolitan market. We own 100% of Franklin Mills.

    Sawgrass Mills-Sunrise, Florida.  Sawgrass Mills, which opened in 1990, contains approximately 1.8 million square feet of gross leasable area, of which three anchor store tenants own approximately 282,000 square feet. As a result of customer demand, Sawgrass Mills was expanded by approximately 136,000 square feet of gross leasable area in 1995. We opened The Oasis at Sawgrass in April 1999 which consisted of an approximately 290,000 square foot entertainment zone anchored by a 24-screen Regal Theater. Other tenants include Sega Gameworks, Cheesecake Factory and Legal Seafoods. Sawgrass Mills has 19 anchors, including: Beall's Outlet Store, Burlington Coat Factory, Last Call from Neiman Marcus, Spiegel Outlet, The Sports Authority, Homeplace, GAP and Sun & Ski Sports. Sawgrass Mills is located in Florida's "Gold Coast" market approximately 11 miles west of Fort Lauderdale. The site lies adjacent to both the Sawgrass Expressway and Flamingo Road, between Sunrise and Oakland Park Boulevards. The entire South Florida region is linked by the road network of the Sawgrass Expressway, Interstate 75 and Interstate 595, which intersect at an interchange located less than two miles southwest of Sawgrass Mills. We own 100% of Sawgrass Mills, excluding The Oasis at Sawgrass.

    Gurnee Mills-Gurnee, Illinois.  Gurnee Mills opened in 1991 and contains approximately 1.7 million square feet of gross leasable area, of which three anchor store tenants own approximately 251,000 square feet. We completed construction of an expansion of over 195,000 square feet of gross leasable area in 1999, which added an ice skating rink to the existing mall. Gurnee Mills has been remerchandised resulting in the upgrade of the project's tenant mix. Gurnee Mills has 16 anchors, including: Bass Pro Shops Outdoor World, Rinkside Sports, J.C. Penney Outlet, Homeplace, Marshalls, Spiegel Outlet, Bed, Bath & Beyond, The Sports Authority, Off 5th-Saks Fifth Avenue, T.J. Maxx and Syms. The project is located adjacent to Interstate 94, the major north/south thoroughfare linking Chicago and Milwaukee. Gurnee Mills is clearly visible from Interstate 94 and is situated directly across from Six Flags Great America, one of the largest amusement parks in the Midwest. We own 100% of Gurnee Mills.

    Ontario Mills-Ontario, California.  Ontario Mills opened in 1996 and contains approximately 1.5 million square feet of gross leasable area comprised of approximately 1,000,000 square feet of anchor space and approximately 500,000 square feet of specialty store space. In 1999, we completed a 136,000 square foot expansion which included tenants such as Van's Skate Park, Sam Ash Music, Cost Plus and Iguana Ameramex. Ontario Mills currently has 23 anchors, including: Off 5th-Saks Fifth Avenue, Cost Plus, Dave & Busters, Hollytron, Iguana Ameramex, J.C. Penney Outlet, Burlington Coat Factory, The Sports Authority, Marshalls, Bed, Bath & Beyond, Mikasa, Off Rodeo Drive, T.J. Maxx, AMC Theatres, Virgin Megastore, Group USA, Foozles, Totally 4 Kids, Rainforest Cafe, Sam Ash Music, Sega Gameworks and Van's Skate Park. Ontario Mills is located at the intersection of Interstate 10 and Interstate 15 in the heart of the Riverside/San Bernardino area known as the "Inland Empire." Ontario Mills serves the Los Angeles/Orange County metropolitan market.

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

    Grapevine Mills—Grapevine, Texas.  Grapevine Mills opened in 1997 and contains approximately 1.5 million square feet of gross leasable area comprised of approximately 950,000 square feet of anchor space and approximately 520,000 square feet of specialty store space. Grapevine Mills currently has 20 anchors, including: AMC Theatres, Polar Ice, Old Navy, Bass Pro Shops Outdoor World, Off 5th-Saks Fifth Avenue, Burlington Coat Factory, Bed, Bath & Beyond, Group USA, Books-A-Million, Sega Gameworks, Virgin Megastore, Iguana Ameramex and Sun & Ski Sports. Grapevine Mills is located on a 175-acre site located at the interchange of Highway 121 and International Parkway, two miles north of the Dallas/Fort Worth Airport in Grapevine, Texas. Grapevine Mills is approximately 19 miles northeast of downtown Fort Worth and serves the Dallas/Fort Worth metropolitan area.

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

    Arizona Mills—Tempe, Arizona.  Arizona Mills opened in 1997 and contains approximately 1.2 million square feet of gross leasable area comprised of approximately 710,000 square feet of anchor space and approximately 520,000 square feet of specialty store space. Arizona Mills currently has 16 anchors, including: Burlington Coat Factory, Off 5th-Saks Fifth Avenue, Last Call-Neiman Marcus, Oshman's, Harkins Cinema, Hilo Hattie, J.C. Penney, Group USA, Hi-Health, Virgin Megastore and Sega Gameworks. The project is located on a 115-acre site located 20 minutes from downtown Phoenix, at the intersection of Interstate 10 and Superstition Freeway (Highway 60).

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

    The Block at Orange—Orange, California.  The Block at Orange opened in November 1998, with approximately 642,000 square feet of gross leasable area comprised of approximately 360,000 square feet of anchor space and approximately 280,000 square feet of specialty store space. The Block at Orange currently has 10 anchors, including: Borders Books and Music, Van's Skate Park, Virgin Megastore, Off 5th-Saks Fifth Avenue, Ron Jon Surf Shop, Sega Gameworks, AMC Theatres, Dave & Busters, Hilo Hattie, Mars Music, and has an additional anchor store commitment. The Block at Orange is located on an 85-acre site located at the intersection of the Santa Ana Freeway (I-10), the Garden Grove Freeway and Orange Freeway (Highway 57) in the City of Orange, California, three miles from Disneyland.

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

    The Oasis at Sawgrass—Sunrise, Florida.  The Oasis at Sawgrass opened in 1999 and contains approximately 290,000 square feet of gross leasable area comprised of approximately 135,000 square feet of anchor space and approximately 155,000 square feet. The Oasis at Sawgrass currently has 3 anchors: Regal Theatre, Sega Gameworks, and Ron Jon Surf Shop. The Oasis at Sawgrass is an expansion of the existing Sawgrass Mills Project.

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

    Concord Mills—Concord, North Carolina.  Concord Mills opened in 1999 and contains approximately 1.3 million square feet of gross leasable area comprised of approximately 690,000 square feet of anchor space and approximately 570,000 square feet of specialty store space. Concord Mills currently has 16 anchors including: Bass Pro Shops Outdoor World, AMC theatres, Jillian's, Sun & Ski Sports, Alabama Grill, Off 5th-Saks Fifth Avenue, Burlington Coat Factory, T.J. Maxx, F.Y.E. (For Your Entertainment), and Old Navy. Concord Mills is located on an 165-acre site at the intersection of interstate 85 and Concord Mills Boulevard in the city of concord which is approximately ten miles north of downtown Charlotte.

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

    Katy Mills—Katy, Texas.  Katy Mills opened in 1999 and contains approximately 1.2 million square feet of gross leasable area comprised of approximately 630,000 square feet of anchor space and approximately 560,000 square feet of specialty store space. Katy Mills currently has 13 anchors including: Bass Pro Shops Outdoor World, Burlington Coat Factory, AMC Theatres, F.Y.E. (For Your Entertainment), Off 5th-Saks Fifth Avenue, Sun & Ski Sports, Old Navy, Jillian's, and Marshalls. Katy Mills is located on a 500-acre site at the intersection of Interstate 10 and Katy-Fort Bend Road in Fort Bend and Harris Counties which is approximately twenty miles west of Houston.

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

    Opry Mills—Nashville, Tennessee.  Opry Mills opened in May 2000 and contains approximately 1.1 million square feet of gross leasable area comprised of approximately 575,000 square feet of anchor space and approximately 535,000 square feet of specialty store space. Opry Mills currently has 15 anchors including: Alabama Grill, Barnes & Noble, Bass Pro Shops Outdoor World, Gibson Guitar, Jillian's, Off Broadway Shoes, Off 5th-Saks Fifth Avenue, Old Navy, Regal Theatre, Sun & Ski Sports and Tower Records. Opry Mills is located on a 67-acre site that is adjacent to the Grand Ole Opry and the Opryland Hotel Convention Center.

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

    Arundel Mills—Anne Arundel County, Maryland.  Arundel Mills opened in November 2000 and contains approximately 1.0 million square feet of gross leasable area comprised of approximately 460,000 square feet of anchor gross leasable area and approximately 540,000 square feet of specialty store space. Arundel Mills currently has 11 anchors, including: Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, F.Y.E. (For Your Entertainment), Jillian's, Muvico Theatres, Off 5th-Saks Fifth Avenue, Off Broadway Shoes, Old Navy, Sun & Ski Sports and T.J. Maxx. Arundel Mills has two additional anchor commitments, including Bass Pro Shops Outdoor World, which will open in 2001. Arundel Mills is located on an approximately 107-acre site near the intersection of the Baltimore-Washington Parkway and State Route 100 in Anne Arundel County, Maryland.

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

    At specified times following the tenth anniversary of the project's opening, either we and Simon Property together or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we and Simon Property can require Kan Am to sell us, for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property, at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require us and Simon Property to acquire, for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property at our and Simon Property's election, Kan Am's entire interest in the partnership. In addition, as specified times following the occurrence of a Change of Control Transaction with respect to the Company, Kan Am can exercise the buy-sell provision and require us and Simon Property to acquire for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property at our and Simon's election, Kan Am's entire interest in the partnership.

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

CAPITAL EXPENDITURES—EXISTING MILLS AND EXISTING COMMUNITY CENTERS COMBINED (9), (10), (11)

    The following tables set forth certain information regarding capital expenditures for the Mills and the Community Centers combined for each of the last three years and a 3-year average. Only 2000 data is available for The Block at Orange.

	Years Ended December 31,
				3-Year Average
	2000	1999	1998
RECURRING NON-TENANT CAPITAL EXPENDITURES (1)
Costs	$1,173,885	$284,206	$1,356,290	$938,127
Per Square Foot(2)	0.10	0.03	0.12	0.08
RECURRING TENANT IMPROVEMENTS/LEASING COSTS(3)
Costs	$3,617,617	$3,934,656	$4,497,574	$4,016,616
Per Square Foot Improved(4)	7.60	8.52	7.85	7.99
Per Square Foot(2)	0.37	0.38	0.46	0.40
TOTAL RECURRING COSTS
Costs	$4,791,502	$4,218,862	$5,853,864	$4,954,743
Per Square Foot(2)	0.47	0.41	0.58	0.48
NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS(3)
Costs	$27,614,724 (7)	$22,811,936 (7)	$18,774,753 (7)	$23,067,138
Per Square Foot Improved(5)	61.40	51.85	71.68	61.64
Per Square Foot(2)	2.25	1.91	1.58	1.91
WORK IN PROCESS(6)
Costs	$1,989,851	$2,676,259	$8,447,326	$4,371,145
Per Square Foot Improved(8)	13.92	18.81	25.99	19.57

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

CAPITAL EXPENDITURES—EXISTING MILLS AND BLOCK(9),(10)

    The following table sets forth certain information regarding capital expenditures for the existing Mills (Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills, Arizona Mills and The Block at Orange) for each of the last three years and a 3-year average. Only 2000 data is available for The Block at Orange.

	Years Ended December 31,
							3-Year Average
	2000		1999		1998
RECURRING NON-TENANT CAPITAL EXPENDITURES(1)
Costs	$1,025,745		$111,657		$852,262		$663,221
Per Square Foot(2)	0.11		0.01		0.10		0.07
RECURRING TENANT IMPROVEMENTS/LEASING COSTS(3)
Costs	$2,872,457		$3,647,528		$3,304,643		$3,274,876
Per Square Foot Improved(4)	8.06		9.28		8.53		8.62
Per Square Foot(2)	0.37		0.44		0.44		0.42
TOTAL RECURRING COSTS
Costs	$3,898,202		$3,759,185		$4,156,905		$3,938,097
Per Square Foot(2)	0.48		0.45		0.54		0.49
NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS(3)
Costs	$18,529,987	(7)	$16,842,194	(7)	$18,038,586	(7)	$17,803,589
Per Square Foot Improved(5)	57.36		64.28		96.48		72.71
Per Square Foot(2)	1.87		1.73		1.86		1.82
WORK IN PROCESS(6)
Costs	$1,989,851		$1,955,746		$6,779,660		$3,575,086
Per Square Foot Improved(8)	13.92		38.97		38.45		30.45

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

CAPITAL EXPENDITURES—COMMUNITY CENTERS(8)

    The following table sets forth certain information regarding capital expenditures for the Community Centers for each of the last three years and a 3-year average.

	Years Ended December 31,
				3-Year Average
	2000	1999	1998
RECURRING NON-TENANT CAPITAL EXPENDITURES(1)
Costs	$148,140	$172,549	$504,028	$274,906
Per Square Foot(2)	0.07	0.08	0.23	0.13
RECURRING TENANT IMPROVEMENTS/LEASING COSTS(3)
Costs	$745,160	$287,128	$1.192,931	$741,740
Per Square Foot Improved(4)	5.82	3.83	6.10	5.25
Per Square Foot(2)	0.34	0.13	0.54	0.34
TOTAL RECURRING COSTS
Costs	$893,300	$459,677	$1,696,959	$1,016,645
Per Square Foot(2)	0.41	0.21	0.77	0.47
NON-RECURRING TENANT IMPROVEMENTS/LEASING COSTS(3)
Costs	$9,084,737	$5,969,742	$736,168	$5,263,549
Per Square Foot Improved(5)	72.90	33.49	9.76	38.72
Per Square Foot(2)	4.12	2.71	0.33	2.39
WORK IN PROCESS(6)
Costs	$—	$720,513	$1,667,666	$796,060
Per Square Foot Improved(7)	—	7.83	11.22	6.35

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

SUMMARY OF OUTSTANDING CONSOLIDATED INDEBTEDNESS
(DOLLARS IN THOUSANDS)

    As of December 31, 2000, the Company had outstanding consolidated indebtedness in an aggregate amount of approximately $966.5 million (excluding its pro rata share of unconsolidated joint venture debt) as set forth below:

Mortgage/Loan	Principal Balance		Interest Rate Type	Annual Interest Rate		Maturity Date		Annual Interest		Earliest Day at Which Debt Can be Repaid	Recourse to Company or Operating Partnership
Potomac Mills/Gurnee Mills:
Tranche A	$199,148	(19)	Fixed	6.905%		12/17/26	(1)	$13,751		(2)	0%
Tranche B	27,000	(19)	Fixed	7.021%		12/17/26	(1)	1,896		(2)	0%
Tranche C	15,000	(19)	Fixed	7.235%		12/17/26	(1)	1,085		(2)	0%
Tranche D	30,000	(19)	Fixed	7.701%		12/17/26	(1)	2,310		(2)	0%
Franklin Mills and Liberty Plaza
Tranche A	106,358		Fixed	7.882%		06/01/27	(3)	8,383		(4)	0%
Mortgage Loan	19,339		Fixed	7.440%		06/01/27	(3)	1,439		(4)	0%
Mortgage Loan	12,627		Fixed	6.220%		06/01/27	(3)	785		(4)
Sawgrass Mills	185,000		Variable	275 bp over LIBOR		06/18/01		17,232	(6)	(5)	0%
CVS Portfolio (25 stores)	35,967		Fixed	7.960%		10/10/10		2,863		(15)	0%
CVS Portfolio (25 stores)	28,330		Fixed	9.350%		01/10/23		2,649		(16)	0%
CVS Portfolio (21 stores)	40,646		Fixed	6.948%		08/06/18		2,641		(17)	0%
Concord Mills Residual III:	9,043		Variable	225 bp over LIBOR		12/31/02	(11)	797	(6)	(7)	100%

Total Property Mortgages	708,458							55,831

Sawgrass Mills Mezzanine Loan	100,000		Variable	275 bp over LIBOR		06/18/01		9,312	(6)	(5)	0%
Corporate Miscellaneous	2,400		Fixed	7.180%		07/15/01		172		(9)	0%
Mainstreet Retail	12,938		Variable	425 bp over LIBOR		07/21/10		1,399		(14)	100	%(14)
Foodbrand (Katy/Franklin/Opry)	11,925		Fixed	11.080%		07/15/05		1,321		(13)	100%
Foodbrand (Arundel)	1,913		Fixed	Treasury + 4.500%		10/30/05		181	(18)	(13)	100%
Foodbrand (Arundel)	1,000		Variable	12.000%		10/30/05		120		(13)	100%
Corporate Term Loan	50,000		Variable	225 bp over LIBOR		06/01/03		4,405	(6)	(7), (12)	0%
Corporate Line of Credit	75,000		Variable	275 bp over LIBOR	(8)	06/01/02		6,983	(6)	(7)	100%
Sawgrass Residual:	2,871		Variable	165 bp over LIBOR		01/18/01		236	(6)	(10)	0%

Total	$966,505							$79,960

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

Mortgage/Loan	Principal Balance	Total Commitment	Interest Rate Type		Annual Interest Rate		Maturity Date		Annual Interest		Earliest day at which debt can be Repaid	Recourse to Company or Operating Partnership
Arizona Mills	$145,762	$146,000	Fixed		7.895%		10/05/10		$11,508		(3)	0.0%
Grapevine Mills	155,000	155,000	Fixed		6.465%		10/01/08	(1)	10,021		(2)	0.0%
Grapevine Mills II	14,491	14,500	Fixed		8.390%		11/05/08	(5)	1,216		(3)	50.0	%(10)
Ontario Mills	142,117	145,000	Fixed		6.750%		12/01/28	(9)	9,593		(3)	0.0%
Ontario Mills II	10,500	10,500	Fixed		8.010%		01/05/09		841		(8)	0.0%
The Block at Orange	131,407	136,000	Variable		125 bp over LIBOR	(6)	01/22/02		10,265	(4)	(3)	26.7	%(11)
Sawgrass Phase III	44,000	44,000	Variable		110 bp over LIBOR	(7)	01/18/02		3,371	(4)	(15)	0.0	%(12)
Sawgrass Phase III	3,495	6,500	Variable		275 bp over LIBOR		01/18/02		325	(4)	(15)	0.0	%(12)
Concord Mills	179,883	199,000	Variable		110 bp over LIBOR	(13)	12/02/01		13,961	(4)	(2)	10.0	%(13)
Katy Mills	164,924	168,000	Variable		175 bp over LIBOR		03/31/02		13,707	(4)	(15)	25.0	%(14)
Opry Mills	170,284	176,500	Fixed	(17)	175 bp over LIBOR	(17)	10/01/02		14,578	(4)	(16)	50.0	%(18)
Arundel Mills	111,428	191,000	Variable		165 bp over LIBOR		05/30/03		9,150	(4)	(19)	50.0	%(20)
Arundel Mills Residual	5,374	10,000	Variable		200 bp over LIBOR		12/08/01		460	(4)	(22)	50.0	%(21)
Discover Mills	25,000	25,000	Variable		300 bp over LIBOR		06/19/01		2,390	(4)	(23)	100.0	%(24)
Total	$1,303,665	$1,427,000	$101,386

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

(24)
Principal is guaranteed by the Company.

Income Producing Property—Federal Income Tax Basis (in thousands)

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

	Land	Land Improvements		Building		Furniture, Fixture and Equipment
	Federal Tax Basis	Federal Tax Basis	Depreciation Method Life (Yrs)	Federal Tax Basis	Depreciation Method Life (Yrs)	Federal Tax Basis	Depreciation Method Life (Yrs)
Franklin Mills	$28,313	$6,840	MACRS 15	$160,771	MACRS 39	$4,486	MACRS 5,7
Gurnee Mills	18,456	16,931	MACRS 15	165,034	MACRS 31.5,39	4,537	MACRS 3,5,7
			MACRS 15		MACRS 31.5,39
Potomac Mills	15,913	27,199	ACRS 15,18	119,782	ACRS 15,18	2,626	MACRS 5,7
Sawgrass Mills	12,992	9,094	MACRS 15	164,883	MACRS 39	5,787	MACRS 3,5,7
Ontario Mills	8,384	11,627	MACRS 15	130,917	MACRS 39	4,186	MACRS 5,7
Grapevine Mills	23,166	6,269	MACRS 15	163,341	MACRS 39	4,305	MACRS 5,7
Arizona Mills	23,877	539	MACRS 15	168,822	MACRS 39	2,979	MACRS 5,7
The Block at Orange	23,205	10,221	MACRS 15	86,364	MACRS 39	8,773	MACRS 5,7
The Oasis at Sawgrass	—	3,917	MACRS 15	48,504	MACRS 39	1,960	MACRS 7
Concord Mills	24,828	21,021	MACRS 15	163,367	MACRS 39	4,863	MACRS 5,7
Katy Mills	8,989	20,311	MACRS 15	163,313	MACRS 39	4,645	MACRS 5,7
Opry Mills	10,669	16,276	MACRS 15	181,852	MACRS 39	4,605	MACRS 5,7
Arundel Mills	16,668	23,280	MACRS 15	111,014	MACRS 39	4,831	MACRS 5,7

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

	HIGH		LOW		DISTRIBUTIONS
2000
First Quarter	$18	5/8	$15	5/8	$.5025
Second Quarter	19	1/16	17	7/16	.5175
Third Quarter	18	15/16	17	1/16	.5175
Fourth Quarter	18	3/4	16	1/16	.5175
1999
First Quarter	$20	7/16	$17	5/16	$.4875
Second Quarter	22	3/8	16	3/16	.5025
Third Quarter	21	11/16	17	3/4	.5025
Fourth Quarter	18	1/4	15	3/8	.5025

    The last reported closing sale price on the NYSE on August 9, 2001 was $24.70 per share. As of August 9, 2001, there were 24,236,009 shares of our common stock outstanding, held by 1,007 holders of record (including 319,239 shares issued to the Operating Partnership and held in escrow to secure specific obligations pursuant to a settlement agreement with Chelsea GCA Realty and Simon Property.

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

Item 6. Selected Financial Data

    The following table sets forth selected consolidated financial data for the Company, the Operating Partnership and their subsidiaries. The historical financial data should be read in conjunction with the financial statements and notes thereto included and the discussion set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this Form 10-K/A.

THE MILLS CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

	Years Ended December 31,
	2000	1999	1998	1997	1996
OPERATING DATA:
REVENUES:
Minimum rent	$103,550	$104,407	$101,503	$96,370	$94,678
Percentage rent	2,891	3,677	3,832	4,413	4,216
Recoveries from tenants	52,006	51,680	50,943	47,350	45,761
Other property revenue	10,314	8,778	7,653	8,150	7,616
Management fee income	8,445	4,891	2,193	1,485	—
Other fee income	8,637	8,647	7,908	5,647	3,639
Interest income	4,868	2,605	3,238	2,561	2,850

	190,711	184,685	177,270	165,976	158,760

EXPENSES:
Recoverable from tenants	44,333	44,464	44,361	42,025	41,308
Other operating	5,362	6,184	5,872	5,720	6,170
General and administrative	15,691	12,416	9,994	9,506	8,725
Interest expense	56,736	49,498	46,366	43,195	50,708
Depreciation and amortization	38,065	34,164	34,786	33,471	34,422

	160,187	146,726	141,379	133,917	141,333

Other income (expense)	(4,210)	(1,643)	(796)	740	1,298
Gain on sale of community centers	18,370	—	—	—	—
Equity in earnings of unconsolidated joint ventures before extraordinary items	16,571	12,287	8,097	4,372	2,661
Income before extraordinary items and minority interests	61,255	48,603	43,192	37,171	21,386
Extraordinary loss on debt extinguishments	(3,147)	(2,762)	(422)	(8,060)	(5,301)
Equity in extraordinary loss on debt extinguishments of unconsolidated joint ventures	(347)	—	(3,518)	(397)	—

Income before minority interests	57,761	45,841	39,252	28,714	16,085
Minority interests	(23,341)	(18,618)	(16,000)	(12,303)	(7,904)

Net income	$34,420	$27,223	$23,252	$16,411	$8,181

EARNINGS PER COMMON SHARE — BASIC:
Income before extraordinary items	$1.57	$1.25	$1.11	$0.99	$0.64
Extraordinary losses on debt extinguishments	(0.09)	(0.07)	(0.10)	(0.23)	(0.16)

Net income	$1.48	$1.18	$1.01	$0.76	$0.48

EARNINGS PER COMMON SHARE — DILUTED:
Income before extraordinary items	$1.56	$1.24	$1.10	$0.98	$0.64
Extraordinary losses on debt extinguishments	(0.09)	(0.07)	(0.10)	(0.23)	(0.16)

Net income	$1.47	$1.17	$1.00	$0.75	$0.48

THE MILLS CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA (Continued)
(In thousands, except per share data)

	Years Ended December 31,
	2000	1999	1998	1997	1996
PER SHARE INFORMATION
Dividends declared per common share (unaudited):
Ordinary income	$0.51	$0.97	$1.14	$0.76	$0.66
Capital gains	—	0.02	0.02	—	—
Return of capital	1.54	1.00	0.78	1.13	1.23

Dividends per common share	$2.05	$1.99	$1.94	$1.89	$1.89

OTHER DATA:
Cash flows provided by (used in):
Operating activities	$78,386	$77,069	$78,948	$80,273	$63,262
Investing activities	$(78,042)	$(95,775)	$(98,407)	$(74,837)	$(67,468)
Financing activities	$7,068	$11,231	$4,706	$13,500	$(4,017)
Funds from Operations (1)	$105,279	$95,076	$85,047	$74,055	$56,250
Distributions paid per share	$2.05	$1.99	$1.94	$1.89	$1.89
Weighted average shares outstanding	23,338	23,293	23,361	21,931	16,998
Diluted
Weighted average shares and Units Outstanding — Diluted	39,166	39,137	39,230	38,063	33,329
PORTFOLIO DATA:
Total owned GLA at end of period	17,047	16,679	12,604	11,719	9,233
Number of properties at end of period	14	22	19	18	16
BALANCE SHEET DATA:
Investment in real estate assets (before accumulated depreciation)	$1,239,121	$1,177,726	$1,086,822	$1,018,067	$947,621
Total assets	1,125,691	1,039,467	970,362	926,621	862,624
Total mortgages, notes and loans payable	966,505	877,273	782,182	703,713	730,113
Minority interests	32,385	40,978	54,052	68,955	43,975
Total stockholders' equity	47,934	60,027	78,918	99,024	45,525

(1)
The Company generally considers Funds From Operations ("FFO") to be a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by NAREIT means income (loss) before minority interest (determined in accordance with generally accepted accounting principles, referred to herein as "GAAP"), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—-Funds From Operations."

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

    Income before extraordinary item and minority interest for the year ended December 31, 2000, increased by approximately $12.7 million (26.0%) to $61.3 million as compared to the year ended December 31, 1999. The increase was the result of an increase in revenues of approximately $6.0 million (3.3%), a gain on the sale of ten of the eleven Community Centers ("Disposed Properties"—See Note 3 to the Financial Statements) of approximately $18.4 million, an increase in equity in earnings of unconsolidated joint ventures before extraordinary items of approximately $4.3 million (34.9%), offset by an increase in expenses of $13.5 million (9.2%) and a decrease in other income (expense) of $2.6 million (156.2%).

Revenues

    Minimum rent for the year ended December 31, 2000, decreased approximately $0.9 million (0.8%) compared with the year ended December 31, 1999. The decrease was primarily due to the loss of $6.4 million of minimum rent associated with the Disposed Properties. This was partially offset by $2.5 million of rental income from the portfolio of single tenant net lease properties that were acquired near the beginning of the fourth quarter of 2000 ("Acquired Properties"—see Note 4 to the Financial Statements), $1.5 million increase in kiosk rents due to program expansion, higher rents throughout the portfolio and the opening of four new anchor tenants at Franklin Mills, Sawgrass Mills and Liberty Plaza.

    Recoveries from tenants for the year ended December 31, 2000, increased approximately $0.3 million (0.6%) compared with the year ended December 31, 1999. The increase was primarily due to increased expenses at various properties partially offset by the loss of $2.1 million of recoveries from tenants associated with the Disposed Properties.

    Other property revenue, which includes rent from temporary tenants, sponsorship income, termination income and income from the Company's pushcart program, for the year ended December 31, 2000, increased $1.5 million (17.5%) compared with the year ended December 31, 1999. The increase was due to current year recovery of accounts receivable that were reserved in prior years, more aggressive termination policies for underperforming tenants and an increase in income related to the Company's pushcart program.

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

    Equity in earnings of unconsolidated joint ventures before extraordinary items, for the year ended December 31, 2000, increased $4.3 million (34.9%) compared with the year ended December 31, 1999. The increase is due to a $3.1 million increase in the Company's share of joint venture land sale gains, as well as an increase in operating income across all joint venture properties and an increase in lease buyout fees at various joint venture centers. This is offset by a decrease of $1.1 million in interest income received during 1999 related to the tax increment financing on the Katy Mills joint venture. The agreement provides for the joint venture to receive interest on costs incurred prior to receipt of the financing.

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

    Equity in earnings of unconsolidated joint ventures before extraordinary items for the year ended December 31, 1999, increased $4.2 million (51.7%) compared with the year ended December 31, 1998. The increase was due to an increase in the Company's share of gains on joint venture land sales of $0.9 million and income earned at The Block at Orange, The Oasis at Sawgrass, Concord Mills and Katy Mills which commenced operations in the fourth quarter of 1998, second quarter of 1999, third quarter of 1999 and fourth quarter of 1999, respectively. Also, the Company received $2.7 million of interest income related to tax increment financing on the Katy Mills joint venture. The agreement provides for the joint venture to receive interest on costs incurred prior to receipt of the financing. These increases were partially offset by losses earned from investments held by Mills Enterprises, Inc, a wholly-owned subsidiary of the Company, in partnerships that own certain retail operations.

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

    Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998.  Net cash provided by operating activities decreased by $1.8 million, or 2.3%, to $77.1 million for the year ended December 31, 1999, as compared to $78.9 million for the year ended December 31, 1998, primarily as a result of increase in inventory related to the Company's retail operations. Net cash used in investing activities decreased $2.6 million (2.7%) to $95.8 million for the year ended December 31, 1999, as compared to $98.4 million for the year ended December 31, 1998, primarily as a result of decreased expenditures for real estate and development assets. Net cash provided by financing activities increased by $6.5 million, or 138.7%, to $11.2 million for the year ended December 31, 1999, as compared $4.7 million for the year ended December 31, 1998, primarily as a result of the refinancing of ten community centers and the mezzanine loan related to Sawgrass Mills offset by decreased debt repayments in 1999.

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

    FFO for the year ended December 31, 2000, increased to $105.3 million compared to $95.1 million for the comparable period in 1999. The following summary of the Company's FFO and a reconciliation of net income before extraordinary items and minority interests to FFO is based on the NAREIT FFO definition for the periods presented:

	Years Ended December 31,
	2000	1999	1998
Funds from operations calculation:
Income before extraordinary item and minority interests	$61,255	$48,603	$43,192
Adjustments:
Add: Depreciation and amortization of real estate assets	35,028	32,333	32,694
Add: Real estate depreciation and amortization of unconsolidated joint ventures	27,366	14,140	9,161
Less: Gain on disposition of community centers	(18,370)	—	—

Funds from operations	$105,279	$95,076	$85,047

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

	2001	2002	2003	2004	2005	Thereafter	Total	Estimated Fair Value 12/31/00
Mortgages, Notes and Loans Payable — fixed rate (in thousands)	$10,956	$9,275	$268,983	$6,426	$6,509	$227,591	$529,740	$567,800
Average rate	7.84%	8.06%	7.07%	8.95%	9.10%	7.75%	7.59%
Mortgages, Notes and Loans Payable — variable rate (in thousands)	$291,664	$98,610	$36,732	$1,772	$1,799	$6,188	$436,765	$436,765
Average rate	L (1)	L (1)	L (1)	L (1)	L (1)	L (1)	L (1)
	+ 2.75%	+ 2.64%	+ 2.33%	+ 3.93%	+ 3.92%	+ 4.25%	+ 2.54%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The directors and executive officers of the Company and their positions and offices as of February 28, 2000 are set forth in the following table:

Name	Age	Position and Offices Held
Laurence C. Siegel	48	Chairman of the Board, Chief Executive Officer and Director
Peter B. McMillan	53	President, Chief Operating Officer and Director
James F. Dausch	58	Senior Executive Vice President—Development and Director
Judith S. Berson	58	Executive Vice President—Leasing
Kent S. Digby	48	Executive Vice President—Management/Marketing
Kenneth R. Parent	40	Executive Vice President and Chief Financial Officer
Thomas E. Frost	48	Executive Vice President, General Counsel and Secretary
Steven J. Jacobsen	45	Executive Vice President—Development
Mark J. Rivers	35	Executive Vice President—Chief Strategic Officer
James P. Whitcome	54	Executive Vice President—Capital Services
Dietrich von Boetticher	59	Vice Chairman and Director
John M. Ingram	65	Vice Chairman and Director
Charles R. Black, Jr	53	Director
James C. Braithwaite	60	Director
The Hon. Joseph B. Gildnhorn	71	Director
Harry H. Nick	59	Director
Franz von Perfall	59	Director
Robert P. Pincus	54	Director
Cristina L. Rose	54	Director

    Biographical summaries of the remaining directors and executive officers of the Company are included under the captions "Election of Directors (Proposal 1)—Board of Directors" and "Executive Officers of the Company," respectively, in our proxy statement for the 2001 Annual Meeting of Shareholders and are incorporated herein by reference. Information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

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

14(a) LIST OF DOCUMENTS FILED AS PART OF FORM 10-K/A

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
*10.11	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers Partnership to CS First Boston Mortgage Capital Corp., as Mortgagee dated as of December 17, 1996
#21.1	List of Subsidiaries of the Registrant
#23	Consent of Ernst & Young LLP, Independent Auditors

*	Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 33-71524, which was declared effective by Securities and Exchange Commission on April 14, 1994.
**	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994.
+	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1997.
++	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1997.
+++	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
#	Filed herewith.

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

14(d) FINANCIAL STATEMENTS SCHEDULES

    Schedule III—Real Estate and Accumulated Depreciation

    Notes to Schedule III.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2000:

THE MILLS CORPORATION, a Delaware corporation
By:	/s/ LAURENCE C. SIEGEL Laurence C. Siegel Chairman of the Board of Directors, Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities indicated below on March 26, 2000:

Name	Title
/s/ LAURENCE C. SIEGEL Laurence C. Siegel	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)
/s/ PETER B. MCMILLAN Peter B. McMillan	President, Chief Operating Officer and Director
/s/ JAMES F. DAUSCH James F. Dausch	Senior Executive Vice-President — Development and Director
/s/ KENNETH R. PARENT Kenneth R. Parent	Executive Vice President—Finance and Chief Financial Officer (principal financial officer and principal accounting officer)
/s/ DIETRICH VON BOETTICHER Dietrich Von Boetticher	Vice Chairman and Director
/s/ JOHN M. INGRAM John M. Ingram	Vice Chairman and Director
/s/ CHARLES R. BLACK, JR. Charles R. Black, Jr.	Director
/s/ JAMES C. BRAITHWAITE James C. Braithwaite	Director
/s/ JOSEPH B. GILDENHORN Joseph B. Gildenhorn	Director
/s/ HARRY H. NICK Harry H. Nick	Director
/s/ FRANZ VON PERFALL Franz von Perfall	Director
Robert P. Pincus	Director
/s/ CRISTINA L. ROSE Cristina L. Rose	Director

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

                      /s/ ERNST & YOUNG LLP

McLean, Virginia
February 20, 2001

F–1

THE MILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31,
	2000	1999
ASSETS
Income producing property
Land and land improvements	$170,615	$171,024
Building and improvements	717,462	725,530
Furniture, fixtures and equipment	46,702	36,958
Less accumulated depreciation and amortization	(222,910)	(239,484)

Net income producing property	711,869	694,028
Land held for investment and/or sale	8,715	9,924
Construction in progress	65,014	33,138
Investment in unconsolidated joint ventures	230,613	201,152

Net real estate and development assets	1,016,211	938,242
Cash and cash equivalents	10,447	3,035
Restricted cash	14,530	13,771
Accounts receivable, net	32,322	25,389
Notes receivable	8,011	8,351
Deferred costs, net	39,769	47,942
Other assets	4,401	2,737

TOTAL ASSETS	$1,125,691	$1,039,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes, and loans payable	$966,505	$877,273
Accounts payable and other liabilities	78,867	61,189

Total liabilities	1,045,372	938,462

Minority interests	32,385	40,978
Common stock $.01 par value, authorized 100,000,000 shares,
issued and outstanding 23,408,824 and 23,192,041 shares
in 2000 and 1999, respectively	234	232
Additional paid-in capital	444,689	440,924
Accumulated deficit	(394,009)	(379,306)
Deferred compensation	(2,980)	(1,823)

Total stockholders' equity	47,934	60,027

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,125,691	$1,039,467

See Accompanying Notes to Consolidated Financial Statements.

F–2

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and dividend data)

	Years Ended December 31,
	2000	1999	1998
REVENUES:
Minimum rent	$103,550	$104,407	$101,503
Percentage rent	2,891	3,677	3,832
Recoveries from tenants	52,006	51,680	50,943
Other property revenue	10,314	8,778	7,653
Management fee income	8,445	4,891	2,193
Other fee income	8,637	8,647	7,908
Interest income	4,868	2,605	3,238

	190,711	184,685	177,270

EXPENSES:
Recoverable from tenants	44,333	44,464	44,361
Other operating	5,362	6,184	5,872
General and administrative	15,691	12,416	9,994
Interest expense, net	56,736	49,498	46,366
Depreciation and amortization	38,065	34,164	34,786

	160,187	146,726	141,379

Other income (expense)	(4,210)	(1,643)	(796)
Gain on sale of community centers	18,370	—	—
Equity in earnings of unconsolidated joint ventures before extraordinary items	16,571	12,287	8,097

Income before extraordinary items and minority interests	61,255	48,603	43,192
Extraordinary loss on debt extinguishments	(3,147)	(2,762)	(422)
Equity in extraordinary loss on debt extinguishments of unconsolidated joint ventures	(347)	—	(3,518)

Income before minority interests	57,761	45,841	39,252
Minority interests	(23,341)	(18,618)	(16,000)

Net income	$34,420	$27,223	$23,252

EARNINGS PER COMMON SHARE — BASIC:
Income before extraordinary items	$1.57	$1.25	$1.11
Extraordinary loss on debt extinguishments	(0.09)	(0.07)	(0.10)

Net income	$1.48	$1.18	$1.01

EARNINGS PER COMMON SHARE — DILUTED:
Income before extraordinary items	$1.56	$1.24	$1.10
Extraordinary loss on debt extinguishments	(0.09)	(0.07)	(0.10)

Net income	$1.47	$1.17	$1.00

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	23,294,905	23,131,472	23,011,964

Diluted	23,337,516	23,292,510	23,361,341

TAX TREATMENT OF DIVIDENDS (UNAUDITED):
Ordinary income per common share	$0.51	$0.97	$1.14
Capital gains per common share	—	0.02	0.02
Return of capital per common share	1.54	1.00	0.78

Dividends paid per common share	$2.05	$1.99	$1.94

See Accompanying Notes to Consolidated Financial Statements.

F–3

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock (Shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Total
BALANCES, DECEMBER 31, 1997	22,912	$229	$436,639	$(337,142)	$(702)	$99,024
Restricted stock incentive program	55	—	1,340	—	(1,340)	—
Amortization of restricted stock incentive program	—	—	—	—	685	685
Units exchanged for common stock	110	1	444	(445)	—	—
Exercise of stock options	55	1	1,025	—	—	1,026
Dividends declared	—	—	—	(45,069)	—	(45,069)
Net income	—	—	—	23,252	—	23,252

BALANCES, DECEMBER 31, 1998	23,132	231	439,448	(359,404)	(1,357)	78,918
Restricted stock incentive program	60	1	1,476	—	(1,477)	—
Amortization of restricted stock incentive program	—	—	—	—	1,011	1,011
Dividends declared	—	—	—	(47,125)	—	(47,125)
Net income	—	—	—	27,223	—	27,223
BALANCES, DECEMBER 31, 1999	23,192	232	440,924	(379,306)	(1,823)	60,027

Restricted stock incentive program	168	2	2,883	—	(2,885)	—
Amortization of restricted stock incentive program	—	—	—	—	1,728	1,728
Units exchanged for common stock	3	—	53	(53)	—	—
Exercise of stock options	46	—	829	—	—	829
Dividends declared	—	—	—	(49,070)	—	(49,070)
Net income	—	—	—	34,420	—	34,420

BALANCES, DECEMBER 31, 2000	23,409	$234	$444,689	$(394,009)	$(2,980)	$47,934

See Accompanying Notes to Consolidated Financial Statements.

F–4

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before minority interests	$57,761	$45,841	$39,252
Adjustments to reconcile income before minority interests to net cash provided by operating activities:
Net accretion of note receivable	(470)	(532)	(700)
Depreciation and amortization	40,964	36,669	36,925
Write-off of abandoned projects	6,279	1,675	796
Provision for losses on accounts receivable	874	723	1,046
Equity in earnings of unconsolidated joint ventures before extraordinary item	(16,571)	(12,287)	(8,097)
Gain on sales of property	(1,255)	(1,895)	—
Gain on sale of community centers	(18,370)	—	—
Extraordinary loss on debt extinguishments	3,147	2,762	422
Equity in extraordinary loss on debt extinguishments of unconsolidated joint ventures	347	—	3,518
Amortization of restricted stock incentive program	1,728	1,011	685
Other changes in assets and liabilities:
Accounts receivable	(8,738)	(3,095)	(2,917)
Notes receivable	1,189	(83)	1,142
Other assets	(1,903)	(1,671)	1,426
Accounts payable and other liabilities	13,404	7,951	5,450

Net cash provided by operating activities	78,386	77,069	78,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and development assets	(138,450)	(107,789)	(121,355)
Distributions received from unconsolidated joint ventures	44,003	23,683	32,434
Proceeds from sale of community centers, net	22,536	—	—
Proceeds from sale of property, net	3,840	3,450	—
Notes receivable	—	(1,445)	—
Deferred costs	(9,971)	(13,674)	(9,486)

Net cash used in investing activities	(78,042)	(95,775)	(98,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable	397,436	262,728	208,306
Repayments of mortgages, notes and loans payable	(301,711)	(167,637)	(129,837)
Refinancing costs	(5,542)	(4,690)	(1,018)
(Increase) decrease in restricted cash	(2,347)	(349)	2,201
Dividends paid	(49,070)	(47,125)	(45,069)
Distributions to minority interests	(32,527)	(31,696)	(30,903)
Proceeds from exercise of stock options	829	—	1,026

Net cash provided by financing activities	7,068	11,231	4,706

Net increase (decrease) in cash and cash equivalents	7,412	(7,475)	(14,753)
Cash and cash equivalents, beginning of year	3,035	10,510	25,263

Cash and cash equivalents, end of year	$10,447	$3,035	$10,510

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$45,807	$45,937	$43,447

See Accompanying Notes to Consolidated Financial Statements.

F–5

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

F–6

malls with existing operations at Katy Mills, Opry Mills, Arundel Mills and Franklin Mills, and future projects under development) and which holds investments in other retail joint ventures ("Retail JV's"). Such investments are accounted for using the equity method of accounting.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The Company conducts its business through its Operating Partnership, wholly-owned subsidiaries and affiliates. The consolidated financial statements include the accounts of the Company and all subsidiaries that the Company controls. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures—See Note 7—under the equity method.

    All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

REAL ESTATE AND DEVELOPMENT ASSETS

    Income producing property is stated at cost and includes all costs related to acquisition, development, leasing and construction, including tenant improvements, interest incurred during construction and certain direct and indirect costs of development. Land held for sale is carried at the lower of cost or fair value less costs to sell. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets are capitalized.

    Income producing properties are individually evaluated for impairment when various conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a property are less than its historical net cost basis. Upon determination that a permanent impairment has occurred, the Company records an impairment charge equal to the excess of historical cost basis over fair value. In addition, the Company writes off costs related to predevelopment projects when it determines that it will no longer pursue the project.

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

F–7

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

OTHER PROPERTY REVENUE

    Other property revenue generally consists of revenues from tenants with lease agreements of one year or less, revenues from rentals of temporary in-line space, kiosks and ATM space rentals. It also includes revenues received from lease termination agreements or subsequent collection of receivables previously written off.

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

F–8

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

SEGMENT REPORTING

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company's properties consist of "Mills" super-regional value and entertainment oriented malls, "Block" retail and entertainment properties, a community retail shopping center, food court operations, a portfolio of Net Lease Properties and other retail operations. Each of the Company's Mills and Blocks are separate operating segments which have been aggregated and reported as one reportable segment because they have characteristics so similar that they are expected to have essentially the same future prospects. These economic characteristics include similar returns, occupancy and tenants and each is located near a metropolitan area which similar economic demographics and site characteristics. This reportable segment consists of greater than 90% of the Company's assets, revenues and income for each of the years presented. The Company currently has no operations in foreign countries that generate revenue and expenses.

EARNINGS PER SHARE

    Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share

F–9

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

TAX INCREMENT FINANCING

    The Company considers the requirements of EITF 91-10, "Accounting for Special Assessments and Tax Increment Financing Entities" (effective May 1992) in assessing the need to record an obligation for these forms of project infrastructures financing. These requirements include consideration of whether the assessment is fixed or variable and an evaluation under SFAS No. 5, "Accounting for Contingencies," of the probability of the Company becoming obligated for the project infrastructure financing.

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

F–10

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

    A summary of operations for the Community Centers for the years ended December 31, 2000 (through the date of sale), 1999 and 1998, is as follows:

	Years Ended December 31,
	2000	1999	1998
Revenues	$12,809	$21,330	$21,116
Interest expense	4,935	8,211	6,271
Depreciation expense	2,523	4,438	3,982
Other expense	3,363	5,775	5,733

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

F–11

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

5.  OTHER INCOME (EXPENSE)

    Other income (expense) consists of land sales gains, abandoned project costs and operating margins and start-up costs associated with the Company's FoodBrand and other retail operations as follows:

	Years Ended December 31,
	2000	1999	1998
FoodBrand and other retail income (loss)
Revenues	$25,759	$5,737	$—
Expenses	(23,781)	(6,506)	—
Start-up costs	(1,126)	(1,094)	—
Abandoned projects	(6,279)	(1,675)	(796)
Land sale gains	1,255	1,895	—
Other	(38)	—	—

Total other expense	$(4,210)	$(1,643)	$(796)

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

F–12

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

F–13

    Condensed combined balance sheets and statements of income for unconsolidated joint ventures are as follows:

	December 31,
Condensed Combined Balance Sheets
	2000	1999
ASSETS:
Income producing assets	$1,188,334	$871,608
Construction in progress	224,361	304,168
Other	552,453	448,715

Total assets	$1,965,148	$1,624,491

LIABILITIES AND PARTNERS' EQUITY:
Debt	$1,303,665	$947,975
Other liabilities	147,260	162,282
Operating Partnership's accumulated equity	168,503	165,801
Joint Venture partners' accumulated equity	345,720	348,433

Total liabilities and partners' equity	$1,965,148	$1,624,491

	Years Ended December 31,
Condensed Combined Income Statements
	2000	1999	1998
Revenues	$239,521	$149,751	$98,342
Recoverable and other property expenses	(68,611)	(43,349)	(30,010)
Interest expense	(77,587)	(45,557)	(29,735)
Depreciation and amortization	(72,192)	(40,918)	(24,416)
Other	11,787	6,513	7,253
Extraordinary loss on debt extinguishments	(943)	—	(8,878)

Net income	$31,975	$26,440	$12,556

Equity in earnings of unconsolidated joint ventures before extraordinary loss	$16,571	$12,287	$8,097

Equity in extraordinary loss on debt Extinguishments of unconsolidated joint ventures	$(347)	$—	$(3,518)

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

F–14

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

    In August 1998, Simon Property Group ("Simon"), Chelsea GCA Reality Partnership, L.P. ("Chelsea"), formed a joint venture ("Houston I") which purchased a site for a future shopping center development located approximately two miles from a site where Katy Mills Limited Partnership ("Katy"), an unconsolidated joint venture, was developing a shopping center. Katy is owned 67.5% by the Company and 32.5% by Kan Am (a major unit holder of the Company's Operating Partnership). The Company's believed that Simon's participation in Houston I constituted a breach of other agreements between the Company and Simon. To ensure the economic potential of the Katy Mills developments, Katy filed a suit against Simon and Chelsea. In October 1998, Katy executed a settlement agreement with Chelsea and Simon whereby Katy purchased Chelsea's interest in Houston I for $11,600 and Katy would make additional payments aggregating $21,400 over a four year period as consideration for not building a similar project nearby. The Company's future payments were secured by a pledge of 639,507 shares of the Company's stock which has been reduced pro rata as payments are made. The obligation was reduced to $4,600 and the number of shares pledged were reduced to 319,239, after the January 2001 payment.

    The purchase of Chelsea's interest in Houston I totaling $11,600 has been recorded on Katy's books as investment in partnership. The $21,400 payments was capitalized on Katy's books as a development cost as it was directly associated with the development of the Katy Mills. Based on the Katy's ability to develop Katy Mills and execute long term leases with tenants, Katy is amortizing the $21,400 Chelsea payment over the period in which Katy benefits, which had been estimated at twenty years.

8.  Mortgages, Notes And Loans Payable

    Mortgages, notes, and loans payable, consist of the following at December 31, 2000 and 1999:

	2000	1999
The Mills Limited Partnership $75,000 unsecured revolving loan—interest payable monthly at LIBOR plus 2.75%, subject to certain leverage tests, maturing in June 2002 (with a one year extension option).	$75,000	$—
The Mills Limited Partnership $50,000 term loan—interest at LIBOR plus 2.25% due monthly with principal reductions of $5,000 and $10,000 in June 2001 and June 2002, respectively; maturing June 2003.	50,000	—

F–15

The Mills Limited Partnership $100,000 revolving line of credit—interest payable monthly at LIBOR plus 2.50%. This loan was refinanced in June 2000.	$—	$100,000
Potomac Mills/Gurnee Mills securitized bonds—principal and interest payments based on 30-year amortization with an anticipated balloon payment in December 2003, and required maturity in 2026; weighted average interest rate of 7.02% (See Note 15).	271,148	274,704
Franklin Mills and Liberty Plaza mortgage loan—principal and interest payments based on 30-year amortization with an anticipated balloon payment in May 2007 and required maturity in 2027; interest rate at 7.88% per annum on $110,000 7.44% on $20,000, and 6.22% on $13,000.	138,324	139,867
Sawgrass Mills $285,000 financing ($185,000 mortgage loan and $100,000 mezzanine loan)—interest only payments through maturity in June 2001; blended interest rate of LIBOR plus 2.75%.	285,000	—
Sawgrass Mills securitized bonds—interest only payments through maturity in January 2001; fixed interest rate of 6.45% on $115,000; interest at LIBOR plus 0.85% to LIBOR plus 2.30% on the remaining amounts. This loan was refinanced in January 2000.	—	145,000
Sawgrass Mills Phase II mortgage loan—interest payable monthly at 6.97% through maturity in January 2001. This loan was refinanced in January 2000.	—	18,000
Sawgrass Mills mezzanine loan—interest payable monthly at LIBOR plus 4.75% through maturity in October 2000. This loan was refinanced in January 2000.	—	57,000
The Mills Limited Partnership $15,000 promissory note—interest payable monthly at LIBOR plus 1.25% through its maturity in January 2000.	—	15,000
Net Leased Properties mortgage loans—principal and interest payments based on a 30-year amortization with maturity dates ranging from October 2010 to January 2023; weighted average interest rate of 7.7%.	104,943	—

F–16

Ten Community Centers' mortgage loan with interest at 7.30%—principal and interest payments through maturity in February 2009. This loan was assumed in August 2000 through the sale of the Community Centers. (See Note 3).	$—	$111,662
Mainstreet Retail loan—principal and interest payments based on a 10 year amortization with a final payment due in July 2010; interest at LIBOR plus 4.25%.	12,938	—
Concord Mills Residual III mortgage loan—interest only payable monthly at LIBOR plus 2.25% through maturity in December 2002.	9,043	—
Other notes and loans payable	20,109	16,040

	$966,505	$877,273

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

F–17

    The aggregate maturities of the Company's borrowings (excluding Joint Ventures) at December 31, 2000 are as follows:

2001	$302,620
2002	107,885
2003	305,715
2004	8,198
2005	8,308
Thereafter	233,779

$966,505

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

$617,064

F–18

    The Company has a noncancellable operating lease for its corporate headquarters in Arlington, Virginia. The lease commenced in April 1996 for a term of ten years. Minimum rental payments under this lease subsequent to December 31, 2000, are as follows:

2001	$2,522
2002	2,654
2003	2,721
2004	2,788
2005	2,858
Thereafter	1,319

$14,862

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

F–19

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In thousands, except share and dividend data)

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

EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2000	1999	1998
Numerator for basic earnings per share	$34,393	$27,206	$23,232

Numerator for diluted earnings per share	$34,418	$27,283	$23,374

Denominator:
Denominator for basic earnings per share—weighted average shares	23,341	23,167	23,062
Unvested Restricted Stock Awards—weighted average shares	(46)	(36)	(51)

Denominator for basic earnings per share adjusted weighted average shares	23,295	23,131	23,011
Effect of dilutive securities:
Employee stock options and restricted stock awards	43	162	350

Denominator for diluted earnings per share adjusted weighted average shares	23,338	23,293	23,361

Basic earnings per share	$1.48	$1.18	$1.01
Diluted earnings per share	$1.47	$1.17	$1.00

    Limited partnership units in the Operating Partnership (15,827,909 and 15,831,636 outstanding at December 31, 2000 and 1999, respectively) may be exchanged for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect.

F–20

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

    A summary of the Company's stock option activity, and related information for the years ended December 31, 2000, 1999 and 1998, respectively, is as follows:

	2000		1999		1998
	Options (000)	Weighted Average Exercise Price	Options (000)	Weighted Average Exercise Price	Options (000)	Weighted Average Exercise Price
Outstanding—beginning of year	5,276	$21.63	4,061	$23.62	1,892	$21.53
Granted	3	18.63	1,322	17.44	2,362	25.19
Exercised	(46)	17.64	—	—	(55)	18.56
Forfeited	(477)	21.47	(107)	24.32	(138)	22.91

Outstanding—end of year	4,756	$21.61	5,276	$21.63	4,061	$23.62

Exercisable at end of year	1,925	21.59	1,400	21.96	834	21.71
Weighted average fair value of options granted during the year		$1.27		$1.06		$1.90

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

F–21

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

	2000	1999	1998
Pro forma income before minority interest	$56,617	$44,430	$37,899
Pro forma net income per share—diluted	$1.45	$1.14	$.97

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

F–22

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

RESTRICTED STOCK GRANTS—TENDER OFFER

    In November 2000, the Company commenced a tender offer to acquire all of the outstanding options with an exercise price of $23.50 or more for shares of restricted stock. In January 2001, the Company purchased approximately 878,331 options in exchange for approximately 98,932 shares of restricted stock, which have a three-year vesting period.

F–23

16.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

    The following is a summary of results of operations for each of the fiscal quarters during 2000 and 1999:

	Three Months Ended
2000
	March 31	June 30	September 30	December 31(1)
Total revenues	$46,715	$46,710	$48,097	$49,189
Income before extraordinary items and minority interests	10,203	8,073	29,673	13,306
Income before minority interests	8,690	6,439	29,673	12,959
Net income	5,166	3,841	17,679	7,734
EARNINGS PER COMMON SHARE—BASIC:
Income before extraordinary items	0.26	0.21	0.76	0.34
Extraordinary loss on debt extinguishment	(0.04)	(0.05)	—	(0.01)

Net income	$0.22	$0.16	$0.76	$0.33

EARNINGS PER COMMON SHARE—DILUTED:
Income before extraordinary items	0.26	0.21	0.76	0.34
Extraordinary loss on debt extinguishment	(0.04)	(0.05)	—	(0.01)

Net income	$0.22	$0.16	$0.76	$0.33

Basic Common Shares	23,172,940	23,305,898	23,287,724	23,287,513
Diluted Common Shares	23,191,770	23,345,951	23,310,764	23,287,936
	Three Months Ended
1999
	March 31	June 30	September 30	December 31
Total revenues	$45,592	$44,359	$45,866	$48,868
Income before extraordinary items and minority interests	10,842	11,398	12,596	13,767
Income before minority interests	8,080	11,398	12,596	13,767
Net income	4,795	6,770	7,481	8,177
EARNINGS PER COMMON SHARE—BASIC:
Income before extraordinary items	0.28	0.29	0.32	0.35
Extraordinary loss on debt extinguishment	(0.07)	—	—	—

Net income	$0.21	$0.29	$0.32	$0.35

EARNINGS PER COMMON SHARE—DILUTED:
Income before extraordinary items	0.28	0.29	0.32	0.35
Extraordinary loss on debt extinguishment	(0.07)	—	—	—

Net income	$0.21	$0.29	$0.32	$0.35

Basic Common Shares	23,111,554	23,106,833	23,086,527	23,143,791
Diluted Common Shares	23,224,560	23,640,113	23,541,420	23,143,791

(1)
Includes the write-off of costs totaling $5,039 relating to predevelopment projects which were abandoned in the fourth quarter of 2000.

F–24

THE MILLS CORPORATION SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000

				COST CAPITALIZED SUBSEQUENT TO ACQUISITION BUILDING, EQUIPMENT AND LAND IMPROVEMENTS	GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
		INITIAL COST TO PARTNERSHIP (3
DESCRIPTION(1)	ENCUMBRANCES (2)	LAND	BUILDING, EQUIPMENT AND IMPROVEMENTS		LAND AND IMPROVEMENTS	BUILDING EQUIPMENT AND IMPROVEMENTS (7)(8)	TOTAL (4)(5)	ACCUMULATED DEPRECIATION (6)	DATE ACQUIRED
Mills
Potomac Mills	$154,670	$8,486	$—	$157,468	$41,173	$124,781	$165,954	$51,965	1983
Sawgrass Mills	185,000	13,750	—	171,335	18,315	166,770	185,085	46,615	1986
Franklin Mills	128,655	15,333	—	176,953	31,316	160,970	192,286	51,846	1986
Franklin Mills Residual	—	4,779	—	(4,079)	700	—	700	—	1986
Gurnee Mills	116,478	20,449	—	188,053	40,449	168,053	208,502	58,935	1988
Hunt Club	—	3,321	—	(3,152)	169	—	169	—	1988
Community Center
Liberty Plaza	9,669	9,335	14,456	8,986	8,972	23,805	32,777	2,929	1994
Net Lease Properties	104,943	32,938	81,054	—	32,938	81,054	113,992	653	2000
Construction in progress and
development pre-construction costs	—	—	—	65,014	—	65,014	65,014	—
Corporate	267,090	6,276	2,769	33,910	5,298	37,657	42,955	9,499
Mainstreet Retail	—	—	484	590	—	1,074	1,074	468	1995

Totals	$966,505	$114,667	$98,763	$795,078	$179,330	$829,178	$1,008,508	$222,910

F–25

THE MILLS CORPORATION

NOTES TO SCHEDULE III

December 31, 2000

(1)
The Company owns super-regional, value and entertainment oriented malls ("Mills"), one community shopping center ("Community Center") and a portfolio of single tenant net lease properties ("Net Lease Properties"). The geographic location of the Mills and the Community Center are as follows:

Property Name	Location
MILLS:
Franklin Mills	Philadelphia, PA
Franklin Mills — Residual	Philadelphia, PA
Gurnee Mills	Gurnee, IL
Hunt Club	Gurnee, IL
Potomac Mills	Woodbridge, VA
Sawgrass Mills	Sunrise, FL
Sawgrass Mills — Phase II	Sunrise, FL
COMMUNITY CENTER:
Liberty Plaza	Philadelphia, PA
Net Lease Properties	Various
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

(5)
Reconciliation of real estate and development assets, excluding investment in unconsolidated joint ventures and accumulated depreciation

	2000	1999	1998
Balance at January 1	$976,574	$940,842	$922,768
Acquisitions	175,816	50,226	49,303
Retirements/Disposed Properties	(136,359)	(2,435)	(18,121)
Other	(7,523)	(12,059)	(13,108)

Balance at December 31	$1,008,508	$976,574	$940,842

(6)
Reconciliation of accumulated depreciation

	2000	1999	1998
Balance at January 1	$239,484	$214,766	$206,357
Additions charged to costs and expenses	26,598	25,130	26,504
Removal of accumulated depreciation	(43,172)	(412)	(18,095)

Balance at December 31	$222,910	$239,484	$214,766

F–26

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

(8)
Depreciation is computed based upon the following estimated lives:

Building and improvements	40 years
Land improvements	20 years
Equipment	7 years
Tenant improvements	Lesser of life of asset or life of lease

F–27

QuickLinks

THE MILLS CORPORATION Annual Report on Form 10-K/A December 31, 2000 TABLE OF CONTENTS
PART I
MILLS UNDER CONSTRUCTION
PROPERTY OPERATING INCOME (IN THOUSANDS, UNAUDITED)
OCCUPANCY ANALYSIS
LEASE EXPIRATION SCHEDULE (1)
LEASE EXPIRATION SCHEDULE (1)
AVERAGE RENTS
RENTAL RATES (1)
SPECIALTY STORE TENANT REPORTED SALES ANALYSIS
CAPITAL EXPENDITURES—EXISTING MILLS AND EXISTING COMMUNITY CENTERS COMBINED (9), (10), (11)
CAPITAL EXPENDITURES—EXISTING MILLS AND BLOCK(9),(10)
CAPITAL EXPENDITURES—COMMUNITY CENTERS(8)
SUMMARY OF OUTSTANDING UNCONSOLIDATED JOINT VENTURE INDEBTEDNESS (DOLLARS IN THOUSANDS)
PART II
THE MILLS CORPORATION SELECTED CONSOLIDATED FINANCIAL DATA (In thousands, except per share data)
THE MILLS CORPORATION SELECTED CONSOLIDATED FINANCIAL DATA (Continued) (In thousands, except per share data)
PART III
PART IV
REPORT OF INDEPENDENT AUDITORS
THE MILLS CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands except share data)
THE MILLS CORPORATION CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and dividend data)
THE MILLS CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
THE MILLS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
THE MILLS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share data)
THE MILLS CORPORATION SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2000
THE MILLS CORPORATION NOTES TO SCHEDULE III December 31, 2000