Form 10-Q/A
period 2001-03-31
MILLS CORP
filed 2001-08-10
CIK 914713

Use these links to rapidly review the document
THE MILLS CORPORATION FORM 10-Q/A INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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
FORM 10-Q/A
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

  A report on Form 8-K was submitted by the Company on February 28, 2001 to report certain operational information concerning the Company and the properties owned or managed by it as of March 31, 2001. No other reports on Form 8-K were filed by registrant for the applicable quarter covered by this report.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Mills Corporation
May 15, 2001 (Date)	By:	/s/ KENNETH R. PARENT Kenneth R. Parent Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

THE MILLS CORPORATION
EXHIBIT INDEX

NUMBER	EXHIBIT
^3.1	Amended and Restated Certificate of Incorporation of the Company, as amended by First Amendment to Amended and Restated Certificate of Incorporation of the Company
#3.2	Amended and Restated Bylaws of the Company
**3.3	Limited Partnership Agreement of the Operating Partnership, as amended (filed as part of Exhibits 10.3, 10.3A and 10.3B)
†3.4	Certificate of Designations, Preferences and Rights Relating to Series A Cumulative Convertible Preferred Stock of the Company
##3.5	Resolutions adopted by the Board of Directors on February 20, 2001
^4.1	Specimen Series A Cumulative Preferred Stock of the Company
^4.2	Amended and Restated Contingent Securities Purchase Warrant
^4.3	Registration Rights Agreement, dated as of April 27, 2001, between the Company and iStar Preferred Holdings LLC ("iStar")
^4.4	Amendment No. 1 to the Registration Rights Agreement, dated as of May 11, 2001, between the Company and iStar
^4.5	Amended and Restated Ownership Limit Waiver Agreement, dated as of May 11, 2001, between the Company and iStar
^^4.6	Securities Purchase Agreement, dated as of April 27, 2001, between the Company and iStar
^^4.7	Amendment No. 1 to Securities Purchase Agreement, dated as of May 11, 2001, between the Company and iStar
*10.1	Limited Partnership Agreement of Operating Partnership, as amended
^10.1A	First Amendment to Limited Partnership Agreement of Operating Partnership
^^10.1B	Second Amendment to Limited Partnership Agreement of Operating Partnership

†	Incorporated by reference to the Registrant's Registration Statement on Form S-3, Registration No. 333-64616, filed with the Securities and Exchange Commission on July 5, 2001.
*	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994.
**
Limited Partnership Agreement incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994, and amendments to Limited Partnership Agreement incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.
#	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
##	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 30, 2001.
^	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.
^^	Filed herewith.