Form 10-Q
period 2001-06-30
MILLS CORP
filed 2001-08-13
CIK 914713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

Commission File Number 1-12994

[LOGO]

THE MILLS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1802283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209
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

24,236,009 shares of Common Stock
$.01 par value, as of August 10, 2001

THE MILLS CORPORATION
FORM 10-Q

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

Forward-looking statements, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "would be" or "continue" or the negative thereof or other variations thereon or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends, and uncertainties are the general economic climate; the supply and demand for retail properties; interest rate levels; the availability of financing; and other risks associated with the development, acquisition, and operation of retail properties, including risks associated with the development, acquisition, and operation of retail properties, including risks that the development of a project may not be completed on schedule, that the Company may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated, as well as those risks described in the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2001.

The Company undertakes no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Income producing property
Land and land improvements	$170,555	$170,615
Building and improvements	729,902	717,462
Furniture, fixtures and equipment	48,507	46,702
Accumulated depreciation and amortization	(236,793)	(222,910)

Net income producing property	712,171	711,869
Land held for investment and/or sale	9,002	8,715
Construction in progress	50,774	65,014
Investment in unconsolidated joint ventures	265,885	230,613

Net real estate and development assets	1,037,832	1,016,211
Cash and cash equivalents	14,647	10,447
Restricted cash	21,545	14,530
Accounts receivable, net	28,901	32,322
Notes receivable	16,411	8,011
Deferred costs, net	43,000	39,769
Other assets	11,576	4,401

TOTAL ASSETS	$1,173,912	$1,125,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable	$989,683	$966,505
Accounts payable and other liabilities	64,562	78,867

Total liabilities	1,054,245	1,045,372

Minority interests	16,679	32,385
Redeemable Series A preferred stock	75,000	—
Common stock (Note 11)	236	234
Additional paid-in capital	448,746	444,689
Accumulated deficit	(417,283)	(394,009)
Accumulated other comprehensive income	(1,593)	—
Deferred compensation	(2,118)	(2,980)

Total stockholders' equity	27,988	47,934

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,173,912	$1,125,691

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except share data)
(Unaudited)

	Three Months Ended June 30,
	2001	2000
REVENUES:
Minimum rent	$26,052	$26,216
Percentage rent	52	291
Recoveries from tenants	13,091	13,142
Other property revenues	3,160	2,213
Management fee income	2,348	1,821
Other fee income	1,813	2,502
Interest income	1,041	525

	47,557	46,710
EXPENSES:
Recoverable from tenants	9,880	11,193
Other operating	549	1,384
General and administrative	3,399	3,800
Interest expense, net	15,217	15,113
Depreciation and amortization	9,528	9,349

	38,573	40,839
Other income (expense)	725	(319)
Equity in earnings of unconsolidated joint ventures before extraordinary item	956	2,521

Income before extraordinary item and minority interests	10,665	8,073
Extraordinary losses on debt extinguishments	—	(1,634)
Equity in extraordinary losses on debt extinguishments on unconsolidated joint ventures	(108)	—

Income before minority interests	10,557	6,439
Minority interests	(4,243)	(2,598)

Net income	$6,314	$3,841

EARNINGS PER COMMON SHARE—BASIC:
Income before extraordinary item	$0.27	$0.21
Extraordinary losses on debt extinguishment	—	(0.05)

Net income	$0.27	$0.16

EARNINGS PER COMMON SHARE—DILUTED:
Income before extraordinary item	$0.26	$0.21
Extraordinary loss on debt extinguishment	—	(0.05)

Net income	$0.26	$0.16

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	23,726,943	23,305,898

Diluted	24,234,730	23,345,951

Dividends per share declared	$0.5325	$0.5175

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except share data)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
REVENUES:
Minimum rent	$52,165	$51,922
Percentage rent	105	637
Recoveries from tenants	24,995	26,528
Other property revenue	5,297	4,500
Management fee income	5,143	3,614
Other fee income	5,229	4,912
Interest income	1,877	1,312

	94,811	93,425
EXPENSES:
Recoverable from tenants	19,777	22,648
Other operating	1,452	2,359
General and administrative	6,523	7,135
Interest expense, net	30,224	28,861
Depreciation and amortization	18,894	17,688

	76,870	78,691
Other income (expense)	(1,182)	(647)
Equity in earnings of unconsolidated joint ventures	2,067	4,189

Income before extraordinary item and minority interests	18,826	18,276
Extraordinary losses on debt extinguishments	(16,157)	(3,147)
Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	(108)	—

Income before minority interests	2,561	15,129
Minority interests	(1,025)	(6,122)

Net income	$1,536	$9,007

EARNINGS PER COMMON SHARE—BASIC:
Income before extraordinary item	$0.48	$0.47
Extraordinary losses on debt extinguishment	(0.41)	(0.08)

Net income	$0.07	$0.39

EARNINGS PER COMMON SHARE—DILUTED:
Income before extraordinary item	$0.47	$0.47
Extraordinary loss on debt extinguishment	(0.41)	(0.08)

Net income	$0.06	$0.39

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	23,488,248	23,227,018

Diluted	23,867,666	23,276,485

Dividends per share declared	$1.065	$1.035

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(In Thousands)
(Unaudited)

	Common Stock
			Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income
	Shares	Amount					Total
Balances, December 31, 2000	23,409	$234	$444,689	$(394,009)	$(2,980)	$—	$47,934
Restricted stock incentive program	100	1	1,718	—	(1,719)	—	—
Amortization of restricted stock incentive program	—	—	—	—	2,581	—	2,581
Exercise of stock options	129	1	2,339	—	—	—	2,340
Cumulative effect of change in accounting principle	—	—	—	—	—	(1,279)	(1,279)
Change in intrinsic value of cash flow hedges during the period	—	—	—	—	—	(1,362)	(1,362)
Dividends	—	—	—	(24,851)	—	—
Net Income	—	—	—	1,536	—	—	1,536
Adjustment to minority interest	—	—	—	41	—	1,048	1,089

Balances, June 30, 2001	23,638	$236	$448,746	$(417,283)	$(2,118)	$(1,593)	$27,988

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before minority interests	$2,561	$15,129
Adjustments to reconcile income before minority interests to net cash provided by operating activities:
Net accretion of note receivable	(274)	(350)
Depreciation and amortization	18,894	17,688
Amortization of finance costs	1,626	1,545
Write-off of abandoned projects	2,742	—
Gain on sale of property	—	(131)
Equity in earnings of unconsolidated joint ventures	(1,959)	(4,189)
Amortization of restricted stock incentive program	2,581	1,167
Extraordinary loss on debt extinguishments	16,157	3,147
Other changes in assets and liabilities:
Accounts receivable, net	2,839	(3,587)
Notes receivable	329	(38)
Other assets	(2,859)	(2,729)
Accounts payable and other liabilities	(7,250)	5,859

Net cash provided by operating activities	35,387	33,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and development assets	(54,329)	(63,324)
Distributions received from unconsolidated joint ventures	17,591	11,319
Contributions to unconsolidated joint ventures	(11,031)	—
Proceeds from sale of land	—	500
Notes receivable	(8,120)	80
Deferred costs	(1,024)	(5,536)

Net cash used in investing activities	(56,913)	(56,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable	391,367	354,663
Repayments of mortgages, notes and loans payable	(368,189)	(287,397)
Refinancing costs	(21,000)	(4,977)
Increase in restricted cash	(7,015)	(505)
Employee exercise of stock options	2,340	—
Proceeds from preferred stock issuance	69,773	—
Dividends paid	(24,930)	(23,811)
Distributions to minority interests	(16,620)	(16,087)

Net cash provided by financing activities	25,726	21,886

Net increase (decrease) in cash and cash equivalents	4,200	(1,564)
Cash and cash equivalents at beginning of period	10,447	3,035

Cash and cash equivalents at end of period	$14,647	$1,471

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$27,473	$26,480

See Accompanying Notes to Consolidated Financial Statements.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in Thousands)

1. ORGANIZATION

    The Mills Corporation (the "Company") is a fully integrated, self-managed real estate investment trust ("REIT").

    The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns, as of June 30, 2001, a 1% interest as the sole general partner and a 59.31% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of super-regional, retail and entertainment-oriented centers (the "Mills" and "Block" projects), a community shopping center and a portfolio of single tenant net lease properties ("Net Lease Properties") at various locations throughout the United States. As of June 30, 2001, the Operating Partnership owns or holds an interest in the following Mills, Block and community center properties:

MILLS	LOCATION
Arizona Mills	Tempe, AZ (Phoenix)
Arundel Mills	Anne Arundel County, MD (Baltimore/Washington, DC)
Concord Mills	Concord, NC (Charlotte)
Franklin Mills	Philadelphia, PA
Grapevine Mills	Dallas, TX (Dallas/Forth Worth)
Gurnee Mills	Gurnee, IL (Chicago)
Katy Mills	Katy, TX (Houston)
Ontario Mills	Ontario, CA (Los Angeles)
Opry Mills	Nashville, TN
Potomac Mills	Woodbridge, VA (Washington, DC)
Sawgrass Mills	Sunrise, FL (Ft. Lauderdale)
The Oasis at Sawgrass	Sunrise, FL (Ft. Lauderdale)
BLOCK
The Block at Orange	Orange, CA (Los Angeles)
COMMUNITY CENTER
Liberty Plaza	Philadelphia, PA

    The Company is actively involved in the predevelopment or development of a number of projects, including Discover Mills (Atlanta, GA), Colorado Mills (Denver, CO), Missouri Mills (St. Louis, MO), Vaughan Mills (Toronto, Canada), Meadowlands Mills (Carlstadt, NJ) and Madrid Xanadu (Spain). Additionally, the Operating Partnership owns 5% of the voting common stock and 99% of the non-voting preferred stock of the MillsServices Corporation ("MSC"), an entity formed in connection with the Company's initial public offering to provide development, management, leasing and financing services to the Company and other entities owned by affiliates of the Company. As a result of the Operating Partnership's ownership of 99% of the economic interests, MSC is consolidated with the Operating Partnership. MSC also owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that owns FoodBrand L.L.C. (the Company's food and beverage entity that was created in 1999 to master lease and operate food courts at the Company's malls with existing operations at Katy Mills, Opry Mills, Arundel Mills and Franklin Mills, and at future projects under development) and which holds investments in other retail joint ventures. Such investments are accounted for using the equity method of accounting.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's audited financial statements and footnotes thereto, included in the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001.

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

REAL ESTATE AND DEVELOPMENT ASSETS

    Income producing property is stated at cost and includes all costs related to acquisition, development, leasing and construction, including tenant improvements, interest incurred during construction and certain direct and indirect costs of development. Land held for sale is carried at the lower of cost or fair value less costs to sell. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets, are capitalized.

    Income producing properties are individually evaluated for impairment when various conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a property are less than its historical net cost basis. Upon determination that a permanent impairment has occurred, the Company records an impairment charge equal to the excess of historical net cost basis over fair value. In addition, the Company writes off costs related to predevelopment projects when it determines that it will no longer pursue the project.

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

SEGMENT REPORTING

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company's property consist of "Mills" super-regional value and entertainment oriented malls, a "Block" retail and entertainment property, a community retail shopping center, food court operations, a portfolio of Net Lease Properties and other retail operations. Each of the Company's Mills and Block are separate operating segments which have been aggregated and reported as one reportable segment because they have characteristics so similar that they are expected to have essentially the same future prospects. Each property has similar economic returns and occupancy, similar tenants and each is located near a metropolitan area with similar economic demographics and site characteristics. This reportable segment consists of greater than 90% of the Company's assets, revenues and income for each of the periods presented. The Company currently has no operations in foreign countries that generate revenue and expenses.

ACCOUNTING CHANGES: STANDARDS IMPLEMENTED AND TRANSITION ADJUSTMENT

    On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

    To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

    On the date of adopting SFAS No. 133, the Company and its unconsolidated joint ventures were required to recognize all of its derivative instruments as either assets of liabilities and measure them at fair value. The difference between the derivative instrument's previous carrying amount and its fair value was recorded as a transition adjustment to accumulated other comprehensive income which amounted to $1,279 at January 1, 2001, including the Company's pro-rata share of the transition adjustment recorded by its unconsolidated joint ventures (Note 7).

TAX INCREMENT FINANCING

    The Company considers the requirements of EITF 91-10, Accounting for Special Assessments and Tax Increment Financing Entities" (effective May 1992) in assessing the need to record an obligation for these forms of project infrastructure financing. These requirements include consideration of whether the assessment is fixed or variable and an evaluation under SFAS No. 5, "Accounting for Contingencies," of the probability of the Company becoming obligated for the project infrastructure financing.

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

3. NOTES RECEIVABLE

    Included in notes receivable are notes receivable and accrued interest from the City of Hazelwood, Missouri totaling approximately $8,120. The notes earn interest at variable rates from 9% to 10% and mature in October 2021.

4. DISPOSITION OF COMMUNITY CENTERS

    In August 2000, the Company sold ten of its community centers (the "Disposed Properties") to an unrelated third party. A summary of operations for the Disposed Properties for the three and six months ended June 30, 2001 and 2000, is as follows:

	Three Months Ended June 30, 2000	Six Months Ended June 30, 2000
Revenues	$5,306	$10,880
Interest expense	2,053	4,111
Depreciation and amortization expense	1,125	2,229
Other expense	(992)	426

5. ACQUISITION OF A PORTFOLIO OF NET LEASE PROPERTIES

    During the third and fourth quarters of 2000, the Company acquired 46 Net Lease Properties from an unrelated third party. The Net Lease Properties are subject to single tenant net leases operating as CVS. The leases are triple net leases that contain indemnification for liabilities customarily associated with possession of the site (including without limitation, certain specified environmental liabilities). The tenants' obligation under the leases is guaranteed by CVS Corporation, a Delaware corporation. For the three months ended June 30, 2001, total revenues and expenses included $2,518 of rental revenues, $2,034 of interest expense and $646 of depreciation expense related to the Net Lease Properties. For the six months ended June 30, 2001, total revenues and expenses included $5,036 of rental revenues, $4,072 of interest expense and $1,301 of depreciation expense.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

    Certain operating properties and properties under development are partially owned through joint ventures ("Joint Ventures") in which the Company is also a co-general and co-managing partner. In addition to the above Joint Ventures, MEI holds investments in certain retail joint ventures.

    In connection with the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $759,403 of Joint Venture debt, which includes $248,693 of joint venture partners' share of debt, generally until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The remaining aggregate amount of the special tax assessment is approximately $15,071 and will be collected over the remaining 21 year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

    In April 2001, the Discover Mills joint venture entered into a construction loan agreement for approximately $182,200. The loan commitment matures in April 2004 and has a one-year extension option. The interest rate is payable at LIBOR plus 2.25%. The loan is guaranteed by the Company.

    In May 2001, The Block at Orange Joint Venture refinanced its mortgage loan in the amount of $135,000. The permanent loan is evidenced by two promissory notes, a permanent loan in the amount of $108,000 and a mezzanine loan in the amount of $27,000. The proceeds from the loans were used to repay the prior loan balance of $131,522 plus loan finance costs. The permanent loan is secured by the land and improvements at The Block at Orange while the mezzanine loan is guaranteed by the Company and its subsidiaries. In conjunction with this transaction the Joint Venture entered into an interest rate swap which effectively fixed the interest rate at 8.0% (see Note 7.) In addition, the Joint Venture incurred a $442 extraordinary loss on debt extinguishment.

    The Company's real estate joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

    Condensed combined balance sheets at June 30, 2001 and December 31, 2000 and condensed results of operations for the three and six months ended June 30, 2001 and 2000 are presented below for all Joint Ventures including investments in certain retail joint ventures held by MEI.

	June 30, 2001
	Operating	Development	Total
Assets:
Income producing property	$1,201,623	$—	$1,201,623
Construction in progress	36,659	312,965	349,624
Deferred costs, net	368,050	—	368,050
Other	145,868	24,008	169,876

	$1,752,200	$336,973	$2,089,173

Liabilities and partners' equity:
Debt	$1,306,229	$60,574	$1,366,803
Other liabilities	75,417	58,406	133,823
Operating Partnership's accumulated equity	140,968	77,222	218,190
Joint Venture partners' accumulated equity	229,586	140,771	370,357

	$1,752,200	$336,973	$2,089,173

	December 31, 2000
	Operating	Development	Total
Assets:
Income producing property	$1,188,334	$—	$1,188,334
Construction in progress	42,459	181,902	224,361
Deferred costs, net	372,254	—	372,254
Other	166,039	14,160	180,199

	$1,769,086	$196,062	$1,965,148

Liabilities and partners' equity:
Debt	$1,273,291	$30,374	$1,303,665
Other liabilities	116,356	30,904	147,260
Operating Partnership's accumulated equity	116,392	52,111	168,503
Joint Venture partners' accumulated equity	263,047	82,673	345,720

	$1,769,086	$196,062	$1,965,148

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

    Generally, under the terms of the respective partnership agreements, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances (including cumulative, unpaid preferences) and thereafter in accordance with residual sharing percentages as defined in the partnership agreement. Cash flow from capital events (including refinancings and assets sales) is allocated first to the partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages.

	Three Months Ended June 30, 2001
	Operating	Development	Total
Revenues:
Minimum rent	$43,123	$—	$43,123
Percentage rent	340	—	340
Recoveries from tenants	16,950	—	16,950
Other property revenue	2,300	—	2,300
Interest income	2,733	41	2,774

Total revenues	65,446	41	65,487
Expenses:
Recoverable from tenants	15,067	—	15,067
Other operating	4,194	—	4,194
Interest expense	22,953	—	22,953
Depreciation and amortization	22,055	—	22,055

Total expenses	64,269	—	64,269
Other income (expense)	(799)	—	(799)

Net income	$378	$41	$419

Operating Partnership's equity in earnings of unconsolidated joint ventures	$935	$21	$956

	Three Months Ended June 30, 2000
	Operating	Development	Total
Revenues:
Minimum rent	$34,950	$—	$34,950
Percentage rent	108	—	108
Recoveries from tenants	13,758	—	13,758
Other property revenue	9,016	—	9,016
Interest income	1,541	77	1,618

Total revenues	59,373	77	59,450
Expenses:
Recoverable from tenants	13,373	—	13,373
Other operating	3,285	—	3,285
Interest expense	16,487	—	16,487
Depreciation and amortization	21,450	—	21,450

Total expenses	54,595	—	54,595
Other income (expense)	1,853	—	1,853

Net income	$6,631	$77	$6,708

Operating Partnership's equity in earnings of unconsolidated joint ventures	$2,480	$41	$2,521

	Six Months Ended June 30, 2001
	Operating	Development	Total
Revenues:
Minimum rent	$86,745	$—	$86,745
Percentage rent	1,009	—	1,009
Recoveries from tenants	34,025	—	34,025
Other property revenue	6,489	—	6,489
Interest income	4,213	79	4,292

Total revenues	132,481	79	132,560
Expenses:
Recoverable from tenants	30,502	—	30,502
Other operating	8,467	—	8,467
Interest expense	45,872	—	45,872
Depreciation and amortization	43,850	—	43,850

Total expenses	128,691	—	128,691
Other income (expense)	(999)	—	(999)

Net income	$2,791	$79	$2,870

Operating Partnership's equity in earnings of unconsolidated joint ventures	$2,028	$39	$2,067

	Six Months Ended June 30, 2000
	Operating	Development	Total
Revenues:
Minimum rent	$66,535	$—	$66,535
Percentage rent	933	—	933
Recoveries from tenants	26,234	—	26,234
Other property revenue	11,787	—	11,787
Interest income	3,986	219	4,205

Total revenues	109,475	219	109,694
Expenses:
Recoverable from tenants	24,951	—	24,951
Other operating	5,753	—	5,753
Interest expense	31,645	—	31,645
Depreciation and amortization	38,396	—	38,396

Total expenses	100,745	—	100,745
Other income (expense)	1,953	—	1,953

Net income	$10,683	$219	$10,902

Operating Partnership's equity in earnings of unconsolidated joint ventures	$4,112	$77	$4,189

7. BORROWINGS

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

8. FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

    In the normal course of business, the Company and its Joint Ventures are exposed to the effect of interest rate changes. The Company and its Joint Ventures limit these risks by following established risk management policies and procedures including the use of a variety of derivative financial instruments to manage or hedge, interest rate risk. The Company and its Joint Ventures do not enter into derivative instruments for speculative purposes. The Company and Joint Ventures require that the hedging derivative instruments are effective in reducing the interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market.

    To manage interest rate risk, the Company and its Joint Ventures may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on an underlying exposure.

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

    Interest rate hedges that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures (for Joint Venture hedges) with a corresponding adjustment to either accumulated other comprehensive income or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income to the extent of the effective portion of the risk being hedged. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income. Changes in fair value representing, (a) the ineffectiveness of the hedging relationship and (b) any other component of fair value not related to the risk being hedged are recorded through earnings. Some derivative instruments are associated with the hedge of an anticipated transaction. Over time, the unrealized gains/losses held in accumulated other comprehensive income will be recognized in earnings consistent with when the hedged items are recognized in earnings. Within the next twelve months, the Company expects to reclassify approximately $2,412 to interest expense from the current balance held in accumulated other comprehensive income.

    In conjunction with the Company's policy to reduce interest rate risk, a Joint Venture entity, Opry Mills Limited Partnership, entered into an interest rate collar in conjunction with its construction loan to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The collar effectively locks LIBOR within the range of 6.275% and 7.0%. Another Joint Venture entity, The Block at Orange, entered into an interest rate swap contract in anticipation of refinancing of its construction loan whereby the Company receives LIBOR and pays a fixed rate of 5.35% plus the spread on the LIBOR indexed floating rate debt. The terms of the Joint Venture entities derivative instruments and a reconciliation of their fair value and adjustment to accumulated other comprehensive income are as follows:

	Joint Ventures
	Opry Mills	The Block
Hedge Type	Cash Flow	Cash Flow
Description	Collar	Collar
Notional Amount	$170,000	$135,000
Interest Rate	6.275% to 7.0%	5.35%
Maturity Date	9/29/02	5/1/06
Fair value gain (loss) from transition adjustment at 1/1/01	$(1,919)	$—
Change in fair value during the three months ended 3/31/01	(2,416)	(565)
Change in fair value during the three months ended 6/30/01	78	1,491

Accumulated other comprehensive income at 6/30/01	$(4,257)	$926

    The Company's pro-rata share of accumulated other comprehensive income after minority interest at June 30, 2001 is $1,593. The Company's comprehensive income for the three and six months ended June 30, 2001 was $6,563 and $733, respectively.

9. OTHER INCOME (EXPENSE)

    Other income (expense) consists of land sales gains, abandoned project costs and operating margins and start-up costs associated with the Company's FoodBrand and other retail operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
FoodBrand and other retail income
Revenues	$8,093	$5,881	$16,297	$9,474
Expenses	(7,673)	(6,493)	(15,225)	(10,555)
Abandoned projects	—	—	(2,742)	—
Other	305	293	488	434

Total other income (expense)	$725	$(319)	$(1,182)	$(647)

10. DECLARATION OF DIVIDEND

    On May 15, 2001, the Company declared a dividend of $0.5325 per share which was paid on August 7, 2001 to stockholders of record as of July 27, 2001.

11. CAPITAL STOCK

AUTHORIZED CAPITAL

    At June 30, 2001 and December 31, 2000, the total number of shares authorized, issued and outstanding were as follows:

	June 30, 2001		December 31, 2000
	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $0.01 par value	100,000,000	24,222,646	100,000,000	23,408,824
Non-voting common stock $0.01 par value	50,000,000	—	50,000,000	—
Redeemable Series A Preferred stock, $0.01 par value	20,000,000	750,000	20,000,000	—

EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share as of the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,
	2001	2000
Numerator for basic earnings per share	$6,333	$3,835

Numerator for diluted earnings per share	$6,385	$3,837

Denominator:
Denominator for basic earnings per share—weighted average shares	$23,985	$23,367
Unvested Restricted Stock Awards—weighted average shares	(258)	(61)

Denominator for basic earnings per share adjusted weighted average shares	23,727	23,306
Effect of dilutive securities:
Employee stock options and restricted stock awards	$508	$40

Denominator for diluted earnings per share adjusted weighted average shares	24,235	23,346

Basic earnings per share	$0.27	$0.16

Diluted earnings per share	$0.26	$0.16

	Six Months Ended June 30,
	2001	2000
Numerator for basic earnings per share	$1,530	$8,998

Numerator for diluted earnings per share	$1,540	$9,005

Denominator:
Denominator for basic earnings per share—weighted average shares	$23,746	$23,288
Outstanding unvested restricted stock awards—weighted average shares	(258)	(61)

Denominator for basic earnings per share—adjusted weighted average shares	23,488	23,227
Effect of dilutive securities:
Employee stock options and restricted stock awards	380	49

Denominator for diluted earnings per share—adjusted weighted average shares	$23,868	$23,276

Basic earnings per share	$0.07	$0.39

Diluted earnings per share	$0.06	$0.39

    Limited partnership units in the Operating Partnership (15,827,909 outstanding at June 30, 2001 and at December 31, 2000) may be exchanged for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect.

MINORITY INTERESTS

    Minority interests represent the interests of the unitholders in the Operating Partnership not held by the Company. The minority interest is adjusted at each period end to reflect the ownership percentage at that particular time. The minority interest was 39.69% and 40.32% at June 30, 2001 and December 31, 2000, respectively.

REDEEMABLE SERIES A PREFERRED STOCK

    During April and May 2001, the Company sold shares of redeemable series A cumulative convertible preferred stock totaling $75 million in a private placement. The preferred stock has an initial coupon of 10.5% with annual 50 basis point increases in each of the next two years, with additional increases after the third year. The preferred stock is convertible into the Company's common stock at a strike price of $25 per share. The preferred stock is callable by the Company after the first year at a specified premium and has no sinking fund requirements, but is subject to redemption at the option of the holders of preferred stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holders of the preferred stock have the right to require the Company to redeem the preferred stock for cash if (1) the Company ceases to qualify as a REIT, (2) there is a change in control, as defined in the securities purchase agreement, (3) a material event of noncompliance occurs, as defined in the securities purchase agreement and (4) shares of the convertible preferred stock remain issued and outstanding after April 30, 2006. The preferred units would be subject to the same terms and conditions as the convertible preferred stock. The net proceeds totaling $70 million, after discounts and expenses, were used to pay down the line of credit and will be used to fund the Company's future development equity requirements. Due to the redemption features of the preferred stock, the Company has accounted for the dividends on the preferred stock as interest expense.

    In connection with the issuance of the Company's preferred stock, the Company granted the holder a warrant to purchase the Company's common stock at $25 per share. The number of warrants that became exercisable is based on the number of shares of preferred stock the Company acquires during the early call period, as defined.

12. COMMITMENTS AND CONTINGENCIES

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

13. SUBSEQUENT EVENTS

    In July 2001, the Company entered into a nonrecourse mortgage loan agreement in the amount of $337,000 secured by Sawgrass Mills and The Oasis, the Company's ownership interests in these two properties and an assignment of leases and rents. The net proceeds were used to repay prior loans totaling approximately $336,709. The new loan is a 30-year amortizing loan with $300,000 bearing interest at 7.18% and $37,000 bearing interest at LIBOR + 4.5%. This nonrecourse mortgage loan has an anticipated balloon repayment in June 2006.

    In August 2001, the Company acquired 95% of MSC's voting common stock and 1% of MSC's non-voting preferred stock that the Company did not already own for $170 net which was accounted for as a purchase.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30, 2000.

    Income before extraordinary item and minority interest for the three months ended June 30, 2001 increased by approximately $2.6 million (32.1%) to $10.7 million as compared to the three months ended June 30, 2000. The increase was the result of increases in revenues and in other income (expense) of approximately $1.9 million and a decrease in operating expenses of $2.3 million, partially offset by a decrease in equity in earnings of unconsolidated joint ventures of approximately $1.6 million.

Revenues:

    Percentage rent for the three months ended June 30, 2001, decreased approximately $0.2 million (82.1%) compared with the three months ended June 30, 2000. The decrease was primarily due to lower reported sales at Sawgrass and the disposition of ten community centers ("Disposed Properties") that were sold during the third quarter of 2000.

    Recoveries from tenants for the three months ended June 30, 2001 decreased $0.1 million (0.4%) due primarily to the loss of $1.2 million of recoveries from tenants associated with the Disposed Properties, offset by increased recovery rates through out the wholly-owned portfolio.

    Other property revenue for the three months ended June 30, 2001, increased approximately $0.9 million (42.8%) compared with the three months ended June 30, 2000. The increase was primarily due to the current year recovery of previously written off accounts receivable balances, receipts of lease termination fees and increased rentals of temporary in-line space and kiosks.

    Management fee income for the three months ended June 30, 2001, increased $0.5 million (28.9%) compared with the three months ended June 30, 2000. The increase was primarily due to the opening of Opry Mills in the second quarter of 2000 and Arundel Mills in the fourth quarter of 2000.

    Other fee income for the three months ended June 30, 2001, decreased $0.7 million (27.5%) compared with the three months ended June 30, 2000. The decrease was primarily due to a $0.8 million decrease in development fees relating to Discover Mills and Opry Mills, partially offset by increases in development fees from Colorado Mills and finance fees for The Oasis and The Block, due to their refinancing.

    Interest income for the three months ended June 30, 2001, increased $0.5 million compared with the three months ended June 30, 2000. The increase was primarily due to the recognition of interest income relating to advances that the Company made to the Meadowlands joint venture. Recognition of this income began in the third quarter of 2000 as certain events transpired that made collectibility of the income more certain, including certain actions taken by the Corps of Engineers with respect to the Company's fill permit.

Expenses:

    Recoverable expenses for the three months ended June 30, 2001, decreased approximately $1.3 million (11.7%) compared with the three months ended June 30, 2000. The decrease was primarily due to $1.1 million of recoverable expenses associated with the Disposed Properties.

    Other operating expenses for the three months ended June 30, 2001, decreased $0.8 million (60.3%) compared with the three months ended June 30, 2000, due primarily to a settlement of litigation totaling $0.6 million.

    General and administrative expenses for the three months ended June 30, 2001, decreased approximately $0.4 million (10.6%) compared with the three months ended June 30, 2000. The decrease was primarily due to significant efforts to reduce overall expenses in 2001.

    Interest expense for the three months ended June 30, 2001, increased approximately $0.1 million (0.7%) compared with the three months ended June 30, 2000. The increase was due to the additional debt related to Potomac Mills and Gurnee Mills that was refinanced in February 2001 and a higher average debt burden related to the line of credit, offset by interest rate savings on the Company's variable rate debt as a result of the decline in interest rates during 2001.

    Depreciation and amortization expense for the three months ended June 30, 2001, increased approximately $0.2 million (1.9%) compared with the three months ended June 30, 2000. The increase was due primarily to an increase in amortization of unconsolidated joint venture investment basis adjustments associated with the openings of new malls over the past year.

    Other income (expense) for the three months ended June 30, 2001, increased approximately $1.0 million compared with the three months ended June 30, 2000. The increase is due primarily to growth in the operating margins associated with the Company's FoodBrand operations and other retail operations.

    Equity in earnings of unconsolidated joint ventures for the three months ended June 30, 2001, decreased approximately $1.6 million (62.1%) compared with the three months ended June 30, 2000. The decrease related to the Company's share of termination income received from tenants in the second quarter of 2000 at four of the Joint Venture properties totaling approximately $2.4 million. Excluding the Company's share of termination income received in 2000, equity in earnings of unconsolidated joint ventures increased $0.8 million due to lower interest expense resulting from a decline in interest rates in 2001, increased minimum rents and recovery income at various joint venture properties and the addition of Opry Mills and Arundel Mills which opened in the second and fourth quarters of 2000, respectively.

    Extraordinary losses on debt extinguishment for the three months ended June 30, 2001, decreased $1.6 million compared with the three months ended June 30, 2000 due to refinancing Sawgrass Mills in 2000.

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000.

    Income before extraordinary item and minority interest for the six months ended June 30, 2001 increased by approximately $0.6 million (3.0%) to $18.8 million as compared to the six months ended June 30, 2000. The increase was the result of an increase in revenues of approximately $1.4 million and a decrease in operating expenses of approximately $1.8 million, partially offset by a decrease in other income (expense) of approximately $0.5 million and a decrease in equity in earnings of unconsolidated joint ventures of approximately $2.1 million.

Revenues:

    Percentage rent for the six months ended June 30, 2001, decreased approximately $0.5 million (83.5%) compared with the six months ended June 30, 2000. The decrease was due to a reduction in reported sales and the disposition of the Disposed Properties and lower reported sales at Sawgrass.

    Recoveries from tenants for the six months ended June 30, 2001 decreased $1.5 million (5.8%) due primarily to the loss of $2.5 million of recoveries from tenants associated with the Disposed Properties, partially offset by increased recovery rates through-out the wholly-owned portfolio.

    Other property revenues for the six months ended June 30, 2001, increased $0.8 million (17.7%) compared with the six months ended June 30, 2000. The increase relates to the recognition of lease termination fees, collection of accounts receivable balances that were previously written off and increased rentals of in-line temporary space and kiosks.

    Management fee income for the six months ended June 30, 2001, increased $1.5 million (42.3%) compared with the six months ended June 30, 2000. The increased fees are mainly related to the opening of two joint venture entities in 2000 Opry Mills in May, and Arundel Mills in November.

    Interest income for the six months ended June 30, 2001, increased $0.6 million (43.1%) compared with the six months ended June 30, 2000. The increase was primarily due to the recognition of interest income relating to advances that the Company made to the Meadowlands joint venture. Recognition of this income began in the third quarter of 2000 as certain events transpired that made collectibility of the income more certain, including certain actions taken by the Corps of Engineers with respect to the Company's fill permit.

Expenses:

    Recoverable expenses for the six months ended June 30, 2001, decreased approximately $2.9 million (12.7%) compared with the six months ended June 30, 2000. The reduction is primarily due to $2.4 million of expenses associated with the Disposed Properties.

    Other operating expenses for the six months ended June 30, 2001, decreased $0.9 million (38.4%) compared with the six months ended June 30, 2000, due primarily to a settlement of litigation totaling $0.6 million.

    General and administrative expenses for the six months ended June 30, 2001, decreased $0.6 million (8.6%) compared to the six months ended June 30, 2000, due primarily to significant efforts to reduce overall expenses in 2001.

    Interest expense for the six months ended June 30, 2001, increased approximately $1.4 million (4.7%) compared with the six months ended June 30, 2000. The increase was primarily due to higher debt balances from the additional debt related to Potomac Mills and Gurnee Mills that was refinanced in February 2001 and a higher average debt burden related to the line of credit, partially offset by interest rate savings on the Company's variable rate debt as a result of the decline in interest rates in 2001.

    Depreciation and amortization expense for the six months ended June 30, 2001, increased approximately $1.2 million (6.8%) compared with the six months ended June 30, 2000. The increase was primarily due to an increase in amortization of unconsolidated joint venture investment basis adjustments associated with the opening of new malls over the last year.

    Other income (expense) for the six months ended June 30, 2001, decreased approximately $0.5 million compared with the six months ended June 30, 2000. The decrease is primarily due to abandoned project costs totaling $2.7 million, partially offset by an increase in operating margins associated with the Company's FoodBrand operations and other retail operating operations.

    Equity in earnings of unconsolidated joint ventures for the six months ended June 30, 2001, decreased approximately $2.1 million (50.7%) compared with the six months ended June 30, 2000. The decrease was related to the Company's share of termination income received from tenants in the second quarter of 2000 at four of the joint venture properties totaling approximately $2.4 million. Excluding the Company's share of termination income received in 2000, equity in earnings of unconsolidated joint ventures increased $0.3 million due to lower interest expense due to a decline in interest rates in 2001, increased minimum rents and recovery income at various joint venture properties and the addition of the Opry Mills and Arundel Mills operations in the second and fourth quarter of 2000, respectively.

    Extraordinary losses on debt extinguishment for the six months ended June 30, 2001, increased $13.0 million compared with the six months ended June 30, 2000. In 2001, the Company incurred an extraordinary loss on debt extinguishment totaling $16.2 related to the refinancing of Potomac Mills and Gurnee Mills. In 2000, the Company incurred an extraordinary loss on debt extinguishment totaling $3.1 million related to the refinancing of Sawgrass Mills.

Liquidity and Capital Resources

    As of June 30, 2001 the Company's balance of cash and cash equivalents was $14.6 million, excluding its proportionate share of cash held in unconsolidated joint ventures. In addition to its cash reserves as of June 30, 2001, the Company had $51.5 million available under its line of credit. The terms of this line of credit are as follows:

	Maturity	Interest Rate	Terms	Total Facility (000's)	Amount Outstanding At 6/30/01 (000's)
Line of Credit	06/01/02	LIBOR + 2.75%	Interest Only	$75,000	$23,500

    Pursuant to the line of credit, the Company is subject to certain performance measurements and restrictive covenants. The Company was in compliance with the applicable covenants at June 30, 2001.

    Financing Activities.  The weighted average life of the Company's indebtedness, including its share of funded construction and operating debt of the unconsolidated joint ventures was 5.3 years at June 30, 2001, with a 7.05% weighted average interest rate at June 30, 2001. After refinancing Sawgrass Mills and The Oasis in July 2001 (discussed below) the Company's weighted average life and interest rate were 6.3 years and 7.2%, respectively.

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

    In April 2001, the Discover Mills joint venture entered into a construction loan agreement for approximately $182.2 million. The loan commitment matures on April 16, 2004 and has a one-year extension option. The interest rate is payable at LIBOR plus 2.25%, and is guaranteed by the Company.

    During April and May 2001, the Company sold shares of redeemable series A cumulative convertible preferred stock totaling $75 million in a private placement. The preferred stock has an initial coupon of 10.5% with annual 50 basis point increases in each of the next two years, with additional increases after the third year. The preferred stock is convertible into the Company's common stock at a strike price of $25 per share. The preferred stock is callable by the Company after the first year at a specified premium and has no sinking fund requirements, but is subject to redemption at the option of the holders of preferred stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holders of the preferred stock have the right to require the Company to redeem the preferred stock for cash if (1) the Company ceases to qualify as a REIT, (2) there is a change in control, as defined in the securities purchase agreement, (3) a material event of noncompliance occurs, as defined in the securities purchase agreement and (4) shares of the convertible preferred stock remain issued and outstanding after April 30, 2006. The preferred units would be subject to the same terms and conditions as the convertible preferred stock. The net proceeds totaling $70 million, after discounts and expenses, were used to pay down the line of credit and will be used to fund the Company's future development equity requirements. Due to the redemption features of the preferred stock, the Company has accounted for the dividends on the preferred stock as interest expense.

    In connection with the issuance of the Company's preferred stock, the Company granted the holder a warrant to purchase the Company's common stock at $25 per share. The number of warrants that became exercisable is based on the number of shares of preferred stock the Company acquires during the early call period, as defined.

    In May 2001, The Block at Orange Joint Venture refinanced its mortgage loan in the amount of $135 million. The permanent loan is evidenced by two promissory notes, a permanent loan in the amount of $108 million and a mezzanine loan in the amount of $27 million. The proceeds from the loans were used to repay the prior loan balance of $131.5 million plus loan finance costs. The permanent loan is secured by the land and improvements at The Block at Orange while the mezzanine loan is guaranteed by the Company and its subsidiaries. In conjunction with this transaction the Joint Venture entered into an interest rate swap which effectively fixed the interest rate at 8.0% (see Note 7). In addition the Joint Venture incurred a $0.4 million extraordinary loss on debt extinguishment.

    In July 2001, the Company entered into a nonrecourse mortgage loan agreement in the amount of $337 million secured by Sawgrass Mills and The Oasis, the Company's ownership interests in these two properties and an assignment of leases and rents. The proceeds were used to repay prior loans totaling approximately $336.7 million. The new loan is a 30-year amortizing loan with $300 million bearing interest at 7.18% and $37 million bearing interest at LIBOR + 4.5%. This nonrecourse mortgage loan has an anticipated balloon repayment in June 2006.

    In February 1999, the Company received from Kan Am a commitment that Kan Am would use its best efforts to raise capital to invest in joint ventures with the Company over a five-year period. Pursuant to this commitment, in exchange for interests in the applicable partnerships, Kan Am (1) contributed $25 million to Concord Mills Limited Partnership, (2) contributed $35 million to Arundel Mills Limited Partnership, and (3) contributed $70 million to Sugarloaf Mills Limited Partnership (Discover Mills).

    The Company and Kan Am have agreed in principle to a modification to the February 1999 arrangement pursuant to which a Kan Am affiliate, to be approved by the Company, would guarantee funding of $50 million in each of 2001 and 2002 for investment in qualifying development projects, and would agree to use its best efforts to contribute additional capital of $40 million in each such year for similar purposes. The Company expects that the terms of the Company's future arrangements with Kan Am will be similar to Kan Am's historical capital contributions to the Company's projects. Kan Am and the Company will each receive a preferred return on their qualifying equity. Historically, with the exception of the Colorado Mills joint venture, the rate of such preferred return has been 9%, the rate of return for the Colorado Mills joint venture is 11%. This return will be determined on a venture-by-venture basis for future joint ventures. The remaining cash flow will be split pro rata per the respective sharing percentages, which are determined on a venture-by-venture basis. The Company and other joint venture partners will guarantee Kan Am's preference until such time as qualified permanent financing has been secured for the project. The Company (and, in certain cases, other joint venture partners on a specific project) guarantee Kan Am's portion of construction debt. The Company's board of directors has waived the "Ownership Limit" established in the Company's Amended and Restated Certificate of Incorporation as to Kan Am and its affiliates, subject to certain limitations established in the Company's Amended and Restated Certificate of Incorporation to preserve the Company's REIT status. This waiver shall be applicable to the transferees of Kan Am and its affiliates upon the execution of the contribution agreement and subject to continued compliance by Kan Am with the obligation's thereunder, subject further to the same limitations applicable to Kan Am and its affiliates for the preservation of the Company's REIT status.

    Kan Am must raise capital from other investors to meet its funding commitments to the Company and there can be no assurance that Kan Am will be able to raise such additional capital necessary to enable it to meet its best efforts funding commitments.

    Effective October 28, 1996, the Company filed a universal shelf registration statement on Form S-3 to offer a maximum of $250 million of common stock, preferred stock and common stock warrants. A balance of approximately $136.6 million of common stock, preferred stock and common stock warrants remain available to the Company for issuance pursuant to this shelf registration. In July 2001, the Company filed a universal shelf registration statement on Form S-3 to offer an additional $300 million in common stock and common stock warrants which has yet to be made effective.

    At June 30, 2001, the Company had consolidated debt of approximately $990 million and the Company's pro-rata share of unconsolidated joint venture debt was $526.8 million of which 241.5 million is guaranteed by the Company. Of the approximate $1.5 billion of debt (the Company's consolidated debt and its share of gross unconsolidated joint venture debt), $938.2 million was fixed rate debt and $578.3 million was variable rate debt. Scheduled principal repayments of the Company's consolidated indebtedness and its pro rata share of gross unconsolidated joint venture debt through 2005 are approximately $697.6 million and $818.9 million due thereafter. After refinancing Sawgrass Mills and the Oasis, principal repayments through 2005 decrease to $401.8 million and payments due thereafter increase to $1,115.8 million. The Company and its joint venture partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or equity issuances.

    The Company's EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to interest expense coverage ratio (including the Company's proportionate share of EBITDA and interest expense of unconsolidated joint ventures) for the trailing 12 months was 2.40 and 2.50 at June 30, 2001 and 2000, respectively. EBITDA to interest expense coverage ratio is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by accounting principles generally accepted in the United States ("GAAP") and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

DEVELOPMENT, REMERCHANDISING AND EXPANSION.

    The Company is involved in the following development, remerchandising and expansion efforts:

    The Company's most significant development efforts currently are focused on the development of five projects: Discover Mills, Colorado Mills, Missouri Mills, Vaughan Mills, Meadowlands Mills and Madrid Xanadu (Spain).

    The Company has formed a joint venture with Kan Am to develop Discover Mills on a 225-acre site located near Atlanta, Georgia. As of June 30, 2001, the Discover Mills joint venture has acquired the land assemblage for the project, and has begun construction. The Company has accomplished significant preleasing for Discover Mills including ten anchor commitments. Discover Mills is targeted to open in the fall of 2001. Kan Am will fund all of the required equity for this project and the remaining project costs are financed through proceeds of a $182.2 million construction loan.

    The Operating Partnership has formed a joint venture with Stevinson Partnership, Ltd. and Greg C. Stevinson (collectively, "Stevinson"), to be known as Colorado Mills Limited Partnership, which plans to develop a 130-acre site in Lakewood, Colorado, ten miles west of downtown Denver. On April 11, 2001, the Stevinson Partnership, Ltd. contributed its interest in the Colorado site to Colorado Mills Limited Partnership. Mills-Kan Am Colorado Limited Partnership, which holds a 75% interest in the joint venture, is fully obligated to fund all cash equity requirements for the development of the shopping center and will receive a 9% cumulative preferred return on the first $42.7 million of its equity contributions and a 12% cumulative preferred return on any additional equity contributions. The Stevinson Partnership, Ltd., which holds a 25% interest, will receive capital account credit for the negotiated value of the land contributed, and will receive a 9% cumulative preferred return on its capital account credit. Any remaining cash flow will be distributed pro rata in accordance with ownership interest. The Operating Partnership has formed Mills-Kan Am Colorado Limited Partnership, through which the Operating Partnership will develop and operate its interest in the Colorado Mills project. Kan Am and the Operating Partnership each are required to fund 50% of the total equity required to develop the Colorado Mills project, which the Operating Partnership anticipates that the project's equity requirement will be approximately $51 million. The Company had funded approximately $23.5 million as of June 30, 2001. Colorado Mills is targeted to open in the fall of 2002. Under the terms of the joint venture agreement with Kan Am, Kan Am and the Operating Partnership each will receive an 11% preferred return on their qualifying equity. Any remaining cash flow will be distributed 75% to the Operating Partnership and 25% to Kan Am. Commencing with the grand opening of the project, an affiliate of the Operating Partnership will receive an asset management fee, equal to 0.5% of the capital contributions made by Mills-Kan Am Colorado Limited Partnership to Colorado Mills Limited Partnership, but not to exceed $0.25 million per year. The Operating Partnership will guarantee Kan Am's preference until such time as qualified permanent financing is secured for the project, except that the amount of preference guaranteed by the Operating Partnership will be reduced to 9% following the substantial completion and opening of the project. The Company will guarantee both Kan Am's and Stevinson's portion of construction debt.

    In July 2001, the Company acquired a 200-acre site in Hazelwood, Missouri, sixteen miles from downtown St. Louis for the development of Missouri Mills. The Company is in the process of forming a joint venture to develop the site. The site is located at the northwest quadrant of State Highway 370 and Missouri Bottom Road in the city of Hazelwood. The Company anticipates construction could commence in 2001 and the project could open in 2002.

    In February 1998, the Company announced that it had secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed outside of the United States. The project will be developed jointly by an affiliate of the Operating Partnership and by Cambridge Shopping Centres II Limited as tenants in common. The Company anticipates that the Operating Partnership's equity requirement for Vaughan Mills may exceed $30 million, of which the Company had funded approximately $24.1 million as of June 30, 2001, in addition to capitalized interest and overhead. The Company has completed the land assemblage and is targeting a 2003 opening.

    The Company has acquired a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of an ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan ("SAMP") for the Meadowlands area was published in the Federal Register on April 22, 1999. On July 20, 2000, the U. S. Army Corps of Engineers announced that it had completed the Draft Environmental Impact Statement on Mills' Section 404 Fill Permit and the close of public comment occurred in October 2000. The U.S. Army Corps of Engineers is currently completing the Final Environmental Impact Statement, which precedes the Record of Decision for a federal wetlands fill permit. The mixed-use development consists of 2.0 million square feet of gross leasable area ("GLA") for Meadowlands Mills plus office and hotel space. The project would be developed on an entitled site of 90.5 acres plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by a joint venture to be formed among the Operating Partnership, Kan Am, Empire Ltd. and Bennett S. Lazare. The Operating Partnership's equity requirements have not yet been determined. As of June 30, 2001, the Company had invested

$56.6 million, in addition to capitalized interest and overhead. Of the amount invested, $28.2 million is our equity contribution and the remaining balance is an advance to the joint venture.

    On March 20, 2001, Donald T. DiFrancesco, the Acting Governor of New Jersey, announced his support for the Company's efforts to develop a Mills' project in the State of New Jersey. He added, however, that he was concerned that the proposed Meadowlands Mills project could have significant negative impacts on the wetlands areas within the Meadowlands, and he noted other environmental concerns. Due to these concerns, he asked the Company to withdraw its permit application for the existing site, but offered to work with the Company to find a suitable alternative site in Bergen County for the project. The Company believes that the benefits arising from the proposed Meadowlands Mills project more than sufficiently mitigates the environmental impacts that would result from its development. The Company believes that there is strong support for the development of Meadowlands Mills in Bergen County and is continuing its efforts to secure the various permits and approvals required to commence construction at the existing location. However, the Company has accepted the Acting Governor's invitation to jointly explore alternative nearby sites having acceptable visibility and access. These discussions commenced in April of 2001.

    In April, 2001, the San Francisco Port Commission awarded the Company the exclusive right to negotiate for a long term lease on Piers 27-31 on the San Francisco waterfront, in order to develop a full-price mixed use office, retail, entertainment, and recreation project. These negotiations have begun and are ongoing.

    On August 1, 2001, the Company entered into a joint venture agreement with a Spanish company, Parvelatoria Gonzalo Chacon, to develop a retail and entertainment project, to be known as Madrid Xanadu, in excess of 1 million sf GLA on a site in suburban Madrid. This project will be anchored by an indoor ski facility and by a 350,000 sf combination department store and hypermarket owned and operated by El Corte Ingles, the largest Spanish retailer. All public approvals necessary to commence construction were received by August 1, 2001. Madrid Xanadu is scheduled to open Spring 2003.

    In addition to the above, the Company is also conducting due diligence on several other proposed sites for future projects, including sites in Cleveland, Ohio; Chicago, Illinois; Boston, Massachusetts; and Tampa, Florida. The Company is also continuing to evaluate various prospective international sites, as well as other domestic sites for other Mills-type projects and other retail-oriented projects.

    The Company is in the process of expanding and/or remerchandising Potomac Mills, Gurnee Mills, Grapevine Mills and Ontario Mills. The cost of these expansions and remerchandising programs is estimated at $29 million. Of the estimated costs of $29 million, $9 million will be financed with external sources and $20 million will be funded by the Operating Partnership. As of June 30, 2001, the Operating Partnership had funded approximately $20.1 million of the required equity to finance these programs.

CAPITAL RESOURCES.

    The Company anticipates that its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations, potential ancillary land sales, future borrowings and possible sales of common and/or preferred equity.

    The Company will need significant amounts of equity and debt capital to fund its development projects going forward. Access to capital is dependent upon many factors outside of the Company's control. In recent years, increasing capital costs have caused the Company to re-examine its development and financing strategies. The Company believes that it will have the capital and access to additional capital resources sufficient to expand and develop its business and complete those projects currently under development. In the event such capital cannot be obtained, however, the Company's immediate and long-term development plans could be curtailed.

DISTRIBUTIONS.

    The Company has paid and intends to continue to pay regular quarterly distributions to its stockholders. Distributions are payable at the discretion of the Board of Directors and depend on a number of factors, including net cash provided by operating activities, the Company's financial condition, capital commitments, debt repayment schedules and such other factors as the Board of Directors deems relevant.

CASH FLOWS

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000.

    Net cash provided by operating activities increased approximately $1.9 million (5.6%) to $35.4 million for the six months ended June 30, 2001 as compared to $33.5 million for the six months ended June 30, 2000. This resulted from increased operational income and improved collection of accounts receivable, partially offset by the timing of payments of accrued expenses. Net cash used in investing activities increased $0.1 million (0.1%) to $56.9 million for the six months ended June 30, 2001 as compared to $57.0 million for the six months ended June 30, 2000. The is mainly a result of increased contributions to the unconsolidated joint ventures and the issuance of a note to the City of Hazelwood, Missouri, partially offset by increased distributions received from unconsolidated joint ventures primarily from Opry and Arundel as a result of their opening in the second and fourth quarter of 2000. Net cash provided by financing activities increased $3.8 million (17.5%) to $25.7 million for the six months ended June 30, 2001 as compared to $21.9 million for the six months ended June 30, 2000. The increase was primarily due to the sale of the preferred stock, excess proceeds from the refinancing of Potomac Mills and Gurnee Mills and employees exercising stock options, partially offset by repayments on the Company's line of credit.

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

    FFO for the six months ended June 30, 2001, increased $5.0 million (10.3%) to $53.1 million as compared to $48.1 million for the comparable period in 2000. FFO for the three months ended June 30, 2001, increased $3.4 million (14.0%) to $27.9 million as compared to $24.5 million for the comparable period in 2000. FFO amounts were calculated in accordance with NAREIT's definition of FFO summarized as follows:

	Three Months Ended June 30,		Six Month Ended June 30,
	2001	2000	2001	2000
	(Dollars in thousands)		(Dollars in thousands)
Funds from operations calculation:
Income before extraordinary item and minority interest	$10,665	$8,073	$18,826	$18,276
Adjustments:
Add: Depreciation and amortization of real estate assets	8,657	8,739	17,172	16,467
Add: Real estate depreciation and amortization of unconsolidated joint ventures	8,574	7,648	17,052	13,335

Funds from operations	$27,896	$24,460	$53,050	$48,078

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

    In the normal course of business, the Company and its Joint Ventures are exposed to the effect of interest rate changes. The Company and its Joint Ventures limit these risks by following established risk management policies and procedures including the use of a variety of derivative financial instruments to manage or hedge, interest rate risk. The Company and its Joint Ventures do not enter into derivative instruments for speculative purposes. The Company and Joint Ventures require that the hedging derivative instruments are effective in reducing the interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market.

    To manage interest rate risk, the Company and its Joint Ventures may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on an underlying exposure. Interest rate swaps and collars are contractual agreements between the Company or Joint Venture and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

    Interest rate hedges that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures (for Joint Venture hedges) with a corresponding adjustment to either accumulated other comprehensive income or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income. Over time, the unrealized gains/losses held in accumulated other comprehensive income will be recognized in earnings consistent with when the hedged items are recognized in earnings. Within the next twelve months, the Company expects to reclassify approximately $2,412 to earnings from the current balance held in accumulated other comprehensive income.

    In conjunction with the Company's policy to reduce interest rate risk, a Joint Venture, Opry Mills Limited Partnership, entered into an interest rate collar in conjunction with its construction loan to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The collar effectively locks LIBOR within the range of 6.275% and 7.0%. Another Joint Venture, The Block at Orange, entered into an interest rate swap contract in anticipation of refinancing of its construction loan whereby the Company receives LIBOR and pays a fixed rate of 5.35% plus the spread on the LIBOR indexed floating rate debt. The terms of the Joint Ventures' derivative instruments and a reconciliation of their fair value and adjustment to accumulated other comprehensive income are as follows:

	Joint Ventures
	Opry Mills	The Block
Hedge Type	Cash Flow	Cash Flow
Description	Collar	Swap
Notional Amount	$170,000	$135,000
Interest Rate	6.275% to 7.0%	5.35%
Maturity Date	9/29/02	5/1/06
Fair value gain (loss) from transition adjustment at 1/1/01	$(1,919)	$—
Change in fair value during the six months ended 6/30/01	(2,338)	926

Accumulated other comprehensive income at 6/30/01	$(4,257)	$926

    As of June 30, 2001, there were no material changes in the market risks reported in the Company's 2000 Annual Report on Form 10K.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Changes in Securities and Use of Proceeds.

  (a)
  Not applicable.

  (b)
  Not applicable.

  (c)
  Sales of Unregistered Securities.  On April 30, 2001 and May 11, 2001, we sold and issued 250,000 shares and 500,000 shares, respectively, of our series A cumulative convertible preferred stock, par value $.01 per share, in a private placement to iStar Preferred Holdings Inc., an "accredited investor" under Rule 501 of Regulation D under the Securities Act of 1933. As consideration for the issuance of the 750,000 shares, we received an aggregate amount of $72 million. The holders of the series A preferred stock may convert all or a portion of the series A preferred stock held by them into common stock at any time. The number of shares of common stock issuable upon conversion of the series A preferred stock is computed by:

    •
    multiplying the number of shares of series A preferred stock by the series A conversion value, which is the amount necessary to generate a specified internal rate of return, as described in the certificate of designations of the series A preferred stock, and

    •
    dividing the product by $25.00, which will be adjusted for stock splits, stock dividends and reverse stock splits.

        We have the right to repurchase, or "call," the shares of series A preferred stock under certain circumstances. We may not exercise our call right prior to May 1, 2002, except in very limited circumstances. Generally, the repurchase price for the series A preferred stock is the amount necessary to generate a specified internal rate of return for the holder of our series A preferred stock.

        In connection with the private placement, we issued to iStar a warrant for the purchase of our common stock. We did not receive any additional consideration for the issuance of the warrant. We will receive proceeds of $25.00 per share, as adjusted for stock splits, stock dividends and reverse stock splits, upon the exercise of the warrant. The number of shares of common stock issuable upon exercise of the warrant is computed by:

      •
      multiplying the number of shares of series A preferred stock that are repurchased by us upon the exercise of our call right, as adjusted for stock splits, stock dividends and reverse stock splits, and

      •
      dividing the product by the purchase price of $25.00 per share, as adjusted for stock splits, stock dividends and reverse stock splits.

        The warrant expires on November 12, 2003.

        Upon the occurrence of specified events that may jeopardize our status as a real estate investment trust, (1) the series A preferred stock will be automatically exchanged for preferred units of The Mills Limited Partnership, or Mills LP, (2) the common stock received upon conversion of series A preferred stock or upon the exercise of the warrant automatically will be exchanged for common units of Mills LP and (3) the warrant will become exercisable for common units. The holders of the preferred units may convert all or a portion of the preferred units held by them into common units at any time in accordance with the limited partnership agreement of Mills LP, or the LP agreement. Common units issued upon conversion would be redeemable for shares of our common stock in accordance with the LP agreement.

        The offer and sale to iStar of the series A preferred stock and the warrant were exempt from registration under the Securities Act of 1933 pursuant to Regulation D under the Securities Act of 1933. No underwriters were used in connection with the sales and issuance of these securities.

  (d)
  Not applicable.

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of the Shareholders of The Mills Corporation was held on May 15, 2001. The following is a tabulation of the voting for each proposal presented at the Annual Meeting and a listing of Directors whose terms of office as Directors continued after the meeting.

Proposal 1: (to elect to a term expiring upon the date of the Annual Shareholders Meeting in the year 2004):

DIRECTORS STANDING FOR ELECTION	TERM EXPIRES	VOTES FOR	VOTES WITHELD
James C. Braithwaite	2004	20,162,288	183,462
James F. Dausch	2004	20,160,996	184,754
The Hon. Joseph B. Gildenhorn	2004	20,130,977	214,773
Harry H. Nick	2004	19,955,764	389,986
Robert P. Pincus	2004	19,943,396	402,354

    Nominees required a favorable vote of a plurality of the shares of Common Stock present and entitled to vote, in person or by proxy, at a meeting. Accordingly, all members standing for re-election were elected.

CONTINUING DIRECTORS	TERM EXPIRES
Franz Von Perfall	2002
Christina L. Rose	2002
Laurence C. Siegel	2002
Charles R. Black, Jr.	2003
Dietrich von Boetticher	2003
John M. Ingram	2003
Peter B. McMillan	2003

Proposal 2: (to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year December 31, 2001):

Votes for:	20,210,314
Votes against:	54,027
Abstentions:	81,409

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

    The Exhibit Index attached hereto is hereby incorporated by reference to these items.

    The Company filed two reports on Form 8-K during the quarter ended June 30, 2001.

    The Company's Current Report on Form 8-K dated February 20, 2001 and filed April 30, 2001 announced that the Company's Board of Directors approved an increase in the maximum percentage value of the outstanding capital stock that may be beneficially owned by a stockholder of the Company.

    The Company's Current Report on Form 8-K dated March 31, 2001 and filed on May 16, 2001 made available certain operational information concerning the Company and the properties owned or managed by it as of March 31, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Mills Corporation
August 13, 2001 (Date)	By:	/s/ KENNETH R. PARENT Kenneth R. Parent Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

THE MILLS CORPORATION

EXHIBIT INDEX

NUMBER		EXHIBIT
^3.1		Amended and Restated Certificate of Incorporation of the Company, as amended by First Amendment to Amended and Restated Certificate of Incorporation of the Company
#3.2		Amended and Restated Bylaws of the Company
**3.3		Limited Partnership Agreement of the Operating Partnership, as amended (filed as part of Exhibits 10.1, 10.1A and 10.1B)
^3.4		Certificate of Designations, Preferences and Rights Relating to Series A Cumulative Convertible Preferred Stock of the Company
^4.1		Specimen Series A Cumulative Preferred Stock of the Company
^4.2		Amended and Restated Contingent Securities Purchase Warrant
^4.3		Registration Rights Agreement, dates as of April 27, 2001, between the Company and iStar Preferred Holdings LLC ("iStar")
^4.4		Amendment No. 1 to the Registration Rights Agreement, dated as of May 11, 2001, between the Company and iStar
^4.5		Amended and Restated Ownership Limit Waiver Agreement, dated as of May 11, 2001, between the Company and iStar
^^4.6		Securities Purchase Agreement, dated as of April 27, 2001, between the Company and iStar
^^4.7		Amendment No.1 to Securities Purchase Agreement, dated as of May 11, 2001 between the Company and iStar
**10.1		Limited Partnership Agreement of Operating Partnership, as amended
^10.1	A	First Amendment to Limited Partnership Agreement of Operating Partnership
^10.1	B	Second Amendment to Limited Partnership Agreement of Operating Partnership

*	Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 33-71524, which was declared effective by Securities and Exchange Commission on April 14, 1994.
**
Limited Partnership Agreement incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994, and amendments to Limited Partnership Agreement incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.
#	Incorporated by reference to the Registrant's Quarterly Report on Form 10-K for the year ended December 31, 2000.
^	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.
^^	Filed herewith.

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
  Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX