Form 10-K/A
period 2000-12-31
MILLS CORP
filed 2001-08-14
CIK 914713

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

    The 10-K/A is being filed based on the results of a review of the Company's financial statements by the Securities and Exchange Commission whereby the Company has provided additional disclosures related to the consolidation of MSC.

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

SUMMARY OF OUTSTANDING CONSOLIDATED INDEBTEDNESS
(DOLLARS IN THOUSANDS)

    As of December 31, 2000, the Company had outstanding consolidated indebtedness in an aggregate amount of approximately $966.5 million (excluding its pro rata share of unconsolidated joint venture debt) as set forth below:

Mortgage/Loan	Principal Balance		Interest Rate Type	Annual Interest Rate		Maturity Date		Annual Interest		Earliest Day at Which Debt Can be Repaid	Recourse to Company or Operating Partnership
Potomac Mills/Gurnee Mills:
Tranche A	$199,148	(19)	Fixed	6.905%		12/17/26	(1)	$13,751		(2)	0%
Tranche B	27,000	(19)	Fixed	7.021%		12/17/26	(1)	1,896		(2)	0%
Tranche C	15,000	(19)	Fixed	7.235%		12/17/26	(1)	1,085		(2)	0%
Tranche D	30,000	(19)	Fixed	7.701%		12/17/26	(1)	2,310		(2)	0%
Franklin Mills and Liberty Plaza
Tranche A	106,358		Fixed	7.882%		06/01/27	(3)	8,383		(4)	0%
Mortgage Loan	19,339		Fixed	7.440%		06/01/27	(3)	1,439		(4)	0%
Mortgage Loan	12,627		Fixed	6.220%		06/01/27	(3)	785		(4)
Sawgrass Mills	185,000		Variable	275 bp over LIBOR		06/18/01		17,232	(6)	(5)	0%
CVS Portfolio (25 stores)	35,967		Fixed	7.960%		10/10/10		2,863		(15)	0%
CVS Portfolio (25 stores)	28,330		Fixed	9.350%		01/10/23		2,649		(16)	0%
CVS Portfolio (21 stores)	40,646		Fixed	6.498%		08/06/18		2,641		(17)	0%
Concord Mills Residual III:	9,043		Variable	225 bp over LIBOR		12/31/02	(11)	797	(6)	(7)	100%

Total Property Mortgages	708,458							55,831

Sawgrass Mills Mezzanine Loan	100,000		Variable	275 bp over LIBOR		06/18/01		9,312	(6)	(5)	0%
Corporate Miscellaneous	2,400		Fixed	7.180%		07/15/01		172		(9)	0%
Mainstreet Retail	12,938		Variable	425 bp over LIBOR		07/21/10		1,399		(14)	100	%(14)
Foodbrand (Katy/Franklin/Opry)	11,925		Fixed	11.080%		07/15/05		1,321		(13)	100%
Foodbrand (Arundel)	1,913		Fixed	Treasury + 4.500%		10/30/05		181	(18)	(13)	100%
Foodbrand (Arundel)	1,000		Variable	12.000%		10/30/05		120		(13)	100%
Corporate Term Loan	50,000		Variable	225 bp over LIBOR		06/01/03		4,405	(6)	(7), (12)	0%
Corporate Line of Credit	75,000		Variable	275 bp over LIBOR	(8)	06/01/02		6,983	(6)	(7)	100%
Sawgrass Residual:	2,871		Variable	165 bp over LIBOR		01/18/01		236	(6)	(10)	0%

Total	$966,505							$79,960

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

                      /s/ ERNST & YOUNG LLP

McLean, Virginia
February 20, 2001, except for the
fourth paragraph of Note 1, as
to which the date is August 6, 2001

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

See Accompanying Notes to Consolidated Financial Statements.

F–2

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and dividend data)

	Years Ended December 31,
	2000	1999	1998
REVENUES:
Minimum rent	$103,550	$104,407	$101,503
Percentage rent	2,891	3,677	3,832
Recoveries from tenants	52,006	51,680	50,943
Other property revenue	10,314	8,778	7,653
Management fee income, from affiliates	8,445	4,891	2,193
Other fee income, from affiliates	8,637	8,647	7,908
Interest income	4,868	2,605	3,238

	190,711	184,685	177,270

EXPENSES:
Recoverable from tenants	44,333	44,464	44,361
Other operating	5,362	6,184	5,872
General and administrative	15,691	12,416	9,994
Interest expense, net	56,736	49,498	46,366
Depreciation and amortization	38,065	34,164	34,786

	160,187	146,726	141,379

Other income (expense)	(4,210)	(1,643)	(796)
Gain on sale of community centers	18,370	—	—
Equity in earnings of unconsolidated joint ventures before extraordinary items	16,571	12,287	8,097

Income before extraordinary items and minority interests	61,255	48,603	43,192
Extraordinary loss on debt extinguishments	(3,147)	(2,762)	(422)
Equity in extraordinary loss on debt extinguishments of unconsolidated joint ventures	(347)	—	(3,518)

Income before minority interests	57,761	45,841	39,252
Minority interests	(23,341)	(18,618)	(16,000)

Net income	$34,420	$27,223	$23,252

EARNINGS PER COMMON SHARE — BASIC:
Income before extraordinary items	$1.57	$1.25	$1.11
Extraordinary loss on debt extinguishments	(0.09)	(0.07)	(0.10)

Net income	$1.48	$1.18	$1.01

EARNINGS PER COMMON SHARE — DILUTED:
Income before extraordinary items	$1.56	$1.24	$1.10
Extraordinary loss on debt extinguishments	(0.09)	(0.07)	(0.10)

Net income	$1.47	$1.17	$1.00

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	23,294,905	23,131,472	23,011,964

Diluted	23,337,516	23,292,510	23,361,341

TAX TREATMENT OF DIVIDENDS (UNAUDITED):
Ordinary income per common share	$0.51	$0.97	$1.14
Capital gains per common share	—	0.02	0.02
Return of capital per common share	1.54	1.00	0.78

Dividends paid per common share	$2.05	$1.99	$1.94

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

    The Company is actively involved in the predevelopment of a number of projects, including Discover Mills (Atlanta, GA), Colorado Mills (Denver, CO), Missouri Mills (St. Louis, MO), Vaughan Mills (Toronto, Canada), and Meadowlands Mills (Carlstadt, NJ).

    At December 31, 2000, the Operating Partnership owns 5% of the voting common stock and 99% of the non-voting preferred stock of MillsServices Corporation ("MSC"), an entity formed in connection with the Company's initial public offering to provide development, management, leasing, and financial services to entities owned by affiliates of the Company. MSC also owns 100% of Mills Enterprises, Inc., an entity that owns FoodBrand (the Company's food and beverage entity that was created in 1999 to master lease and operate food courts at the Company's malls). MSC does not

F–6

perform any services to entities in which the Company is not a significant investor. Through its ownership of 99% of MSC's non-voting preferred stock, the Operating Partnership has the perpetual right to receive 99% of the economic benefits (i.e., cash flows) generated by MSC's operations. The Company provides all of the operating capital of MSC. Two individuals, who have contributed nominal amounts of equity of MSC for 95% of MSC's voting common shares, are officers and directors of both MSC and the Company. These two individuals' interests are aligned with the interests of the Company's management. Also, all of MSC's Board members are also Board members of the Company. All of these factors result in the Company having a controlling financial interest in MSC, and therefore, the operations of MSC have been consolidated by the Company.

    In August 2001, the Operating Partnership acquired 95% of MSC's voting common stock and 1% of MSC's non-voting preferred stock that it did not already own for fair market value, totaling $170.

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

F–7

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

F–8

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

F–9

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

F–10

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