Form 10-Q
period 2001-09-30
MILLS CORP
filed 2001-11-14
CIK 914713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

Commission File Number 1-12994

THE MILLS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1802283 (I.R.S. Employer Identification No.)

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

28,450,646 shares of Common Stock
$.01 par value, as of November 9, 2001

THE MILLS CORPORATION
FORM 10-Q
INDEX

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 2.	Changes in Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Submission of Matters to Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits and Reports on Form 8-K	32
Signature		33

    Certain information contained in this Form 10-Q and the information incorporated by reference may constitute "forward-looking statements" for the purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

    Forward-looking statements, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "would be" or "continue" or the negative thereof or other variations thereon or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends, and uncertainties are the general economic climate; the supply and demand for retail properties; interest rate levels; the availability to the Company of financing for its development projects; and other risks associated with the development, acquisition, and operation of retail properties, including risks associated with the development, acquisition, and operation of retail properties, including risks that the development of a project may not be completed on schedule, that the Company may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated, as well as those risks described in Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 24, 2001 with the Securities and Exchange Commission.

    The Company undertakes no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Income producing property
Land and land improvements	$170,555	$170,615
Building and improvements	732,640	717,462
Furniture, fixtures and equipment	50,885	46,702
Accumulated depreciation and amortization	(243,739)	(222,910)

Net income producing property	710,341	711,869
Land held for investment and/or sale	8,775	8,715
Construction in progress	70,812	65,014
Investment in unconsolidated joint ventures	287,430	230,613

Net real estate and development assets	1,077,358	1,016,211
Cash and cash equivalents	26,297	10,447
Restricted cash	26,588	14,530
Accounts receivable, net	29,191	32,322
Notes receivable	16,594	8,011
Deferred costs, net	48,855	39,769
Other assets	4,289	4,401

TOTAL ASSETS	$1,229,172	$1,125,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable	$965,387	$966,505
Accounts payable and other liabilities	65,309	78,867

Total liabilities	1,030,696	1,045,372

Minority interests	44,702	32,385
Series A Cumulative Convertible Preferred Stock	75,000	—
Common stock, $.01 par value, 27,904 and 23,408 shares outstanding, respectively (Note 13)	279	234
Additional paid-in capital	513,212	444,689
Accumulated deficit	(423,024)	(394,009)
Accumulated other comprehensive loss	(3,765)	—
Deferred compensation	(7,928)	(2,980)

Total stockholders' equity	78,774	47,934

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,229,172	$1,125,691

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2001	2000
REVENUES:
Minimum rents	$26,444	$24,370
Percentage rents	173	436
Recoveries from tenants	12,082	12,611
Other property revenues	4,545	2,373
Management fee income, from affiliated joint ventures	2,071	2,599
Other fee income, from affiliated joint ventures	2,243	3,187

Total operating revenues	47,558	45,576

EXPENSES:
Recoverable from tenants	11,497	10,968
Other operating	2,120	1,352
General and administrative	3,113	3,652
Depreciation and amortization	9,328	8,730

Total operating expenses	26,058	24,702

OPERATING INCOME	21,500	20,874
OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures	2,896	1,860
Interest income	1,173	2,521
Interest expense, net	(14,419)	(14,323)
Other income (expense)	1,205	371

INCOME BEFORE GAIN ON SALE OF COMMUNITY CENTERS, EXTRAORDINARY ITEMS, AND MINORITY INTERESTS	12,355	11,303
Gain on sale of community centers	—	18,370

INCOME BEFORE EXTRAORDINARY ITEMS AND MINORITY INTERESTS	12,355	29,673
Extraordinary losses on debt extinguishments	(467)	—
Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	(19)	—

INCOME BEFORE MINORITY INTERESTS	11,869	29,673
Minority interests	(4,682)	(11,994)

NET INCOME	$7,187	$17,679

EARNINGS PER COMMON SHARE — BASIC
Income before extraordinary items, net of minority interests	$0.30	$0.76
Extraordinary losses on debt extinguishments, net of minority interests	(0.01)	—

Net income	$0.29	$0.76

EARNINGS PER COMMON SHARE — DILUTED
Income before extraordinary items, net of minority interests	$0.29	$0.76
Extraordinary loss on debt extinguishment, net of minority interests	(0.01)	—

Net income	$0.28	$0.76

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	25,468	23,288

Diluted	26,007	23,311

DIVIDENDS PER SHARE DECLARED	$0.53	$0.52

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
REVENUES:
Minimum rents	$78,609	$76,292
Percentage rents	278	1,073
Recoveries from tenants	37,077	39,139
Other property revenues	9,842	6,873
Management fee income, from affilated joint ventures	7,214	6,213
Other fee income, from affilated joint ventures	7,472	8,099

Total operating revenues	140,492	137,689

EXPENSES:
Recoverable from tenants	31,274	33,616
Other operating	3,572	3,711
General and administrative	9,636	10,787
Depreciation and amortization	28,222	26,418

Total operating expenses	72,704	74,532

OPERATING INCOME	67,788	63,157
OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures	4,963	6,049
Interest income	3,050	3,833
Interest expense, net	(44,643)	(43,184)
Other income (expense)	23	(276)

INCOME BEFORE GAIN ON SALE OF COMMUNITY CENTERS, EXTRAORDINARY ITEMS, AND MINORITY INTERESTS	31,181	29,579
Gain on sale of community centers	—	18,370

INCOME BEFORE EXTRAORDINARY ITEMS AND MINORITY INTERESTS	31,181	47,949
Extraordinary losses on debt extinguishments	(16,624)	(3,147)
Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	(127)	—

INCOME BEFORE MINORITY INTERESTS	14,430	44,802
Minority interests	(5,692)	(18,116)

NET INCOME	$8,738	$26,686

EARNINGS PER COMMON SHARE — BASIC
Income before extraordinary items, net of minority interests	$0.78	$1.23
Extraordinary losses on debt extinguishments, net of minority interests	(0.42)	(0.08)

Net income	$0.36	$1.15

EARNINGS PER COMMON SHARE — DILUTED
Income before extraordinary items, net of minority interests	$0.77	$1.23
Extraordinary loss on debt extinguishment, net of minority interests	(0.41)	(0.08)

Net income	$0.36	$1.15

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,082	23,231

Diluted	24,514	23,287

DIVIDENDS PER SHARE DECLARED	$1.60	$1.55

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(In Thousands)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid in Capital	Accumulated Deficit	Deferred Compensation
	Shares	Amount					Total
Balances, December 31, 2000 (audited)	23,409	$234	$444,689	$(394,009)	$(2,980)	$—	$47,934
Restricted stock incentive program	365	4	9,172	—	(7,529)	—	1,647
Amortization of restricted stock incentive program	—	—	—	—	2,581	—	2,581
Exercise of stock options	155	2	2,809	—	—	—	2,811
Sale of common stock, net of expenses	4,025	40	91,289	—	—	—	91,329
Repurchase and retirement of common stock	(50)	(1)	(1,102)	—	—	—	(1,103)
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	—	—	(1,279)	(1,279)
Change in intrinsic value of cash flow hedges during the period	—	—	—	—	—	(4,620)	(4,620)
Dividends	—	—	—	(37,753)	—	—	(37,753)
Adjustment to minority interests	—	—	(33,645)	—	—	2,134	(31,511)
Net income	—	—	—	8,738	—	—	8,738

Balances, September 30, 2001 (unaudited)	27,904	$279	$513,212	$(423,024)	$(7,928)	$(3,765)	$78,774

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before minority interests	$14,430	$44,802
Adjustments to reconcile income before minority interests to net cash provided by operating activities:
Net accretion of note receivable	(411)	(483)
Depreciation and amortization	28,222	26,418
Amortization of finance costs	2,563	2,131
Write-off of abandoned projects	2,742	1,240
Gain on sale of community centers	—	(18,370)
Gain on sale of property	(155)	(1,828)
Equity in earnings of unconsolidated joint ventures	(4,963)	(6,049)
Amortization of restricted stock incentive program	4,226	1,470
Extraordinary losses on debt extinguishments	16,751	3,147
Other changes in assets and liabilities:
Accounts receivable, net	3,152	(7,547)
Notes receivable	296	307
Other assets	112	(1,089)
Accounts payable and other liabilities	(9,188)	7,543

Net cash provided by operating activities	57,777	51,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and development assets	(108,863)	(108,792)
Distributions received from unconsolidated joint ventures	23,849	17,797
Contributions to unconsolidated joint ventures	(11,841)	—
Proceeds from sale of community centers	—	22,536
Investment in single tenant net leases	—	(18,785)
Proceeds from sale of land	—	500
Changes in notes receivable	(8,469)	80
Changes in deferred costs	(1,685)	(8,565)

Net cash used in investing activities	(107,009)	(95,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable	697,221	401,797
Repayments of mortgages, notes and loans payable	(698,339)	(288,937)
Refinancing costs	(21,321)	(4,977)
Increase in restricted cash	(12,058)	(3,264)
Employee exercise of stock options	2,811	565
Proceeds from public offering of common stock, net	91,329	—
Proceeds from sale of Series A preferred stock, net	69,343	—
Repurchase of common stock, net	(1,103)	—
Dividends paid	(37,753)	(35,904)
Distributions to minority interests	(25,048)	(24,244)

Net cash provided by financing activities	65,082	45,036

Net increase in cash and cash equivalents	15,850	1,499
Cash and cash equivalents, beginning of period	10,447	3,035

Cash and cash equivalents, end of period	$26,297	$4,534

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$37,911	$40,515

See Accompanying Notes to Consolidated Financial Statements.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars In Thousands)

1.  ORGANIZATION

    The Mills Corporation (the "Company") is a fully integrated, self-managed real estate investment trust ("REIT").

    The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns, as of September 30, 2001, a 1% interest as the sole general partner and a 62.81% interest as a limited partner. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of super-regional, retail and entertainment-oriented centers (the "Mills" projects), an urban entertainment/retail project (the "Block" project), a community shopping center and a portfolio of 46 single tenant net lease properties ("Net Lease Properties") at various locations throughout the United States. As of September 30, 2001, the Operating Partnership owns or holds an interest in the following Mills and Block projects and community center property:

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

    The Company is actively involved in the predevelopment or development of a number of projects, including Discover Mills (Atlanta, GA), which opened to the public on November 2, 2001, Colorado Mills (Denver, CO), Missouri Mills (St. Louis, MO), Vaughan Mills (Toronto, Canada), Meadowlands Mills (Carlstadt, NJ) and Madrid Xanadu (Spain).

    Additionally, the Operating Partnership owns MillsServices Corp. ("MSC"), a taxable REIT subsidiary formed in connection with the Company's initial public offering to provide development, management, leasing and financial services to entities owned by affiliates of the Company. MSC does not perform any services to entities in which the Company is not a significant investor. Through August 2001, the Operating Partnership owned 5% of the voting common stock and 99% of the non-voting preferred stock of MSC. Through its ownership of 99% of MSC's non-voting preferred stock, the Operating Partnership had the perpetual right to receive 99% of the economic benefits (i.e. cash flows) generated by MSC's operations. The Company provides all of the operating capital of MSC. Two individuals, who had contributed nominal amounts of equity of MSC for 95% of MSC's voting common shares and 1% of MSC's preferred stock, are officers and directors of both MSC and the Company. These two individuals' interests are aligned with the interests of the Company's management. Also, all of MSC's Board members are also Board members of the Company. All of these factors resulted in the Company having a controlling financial interest in MSC, and therefore, the operations of MSC were consolidated by the Company.

    In August 2001, the Operating Partnership acquired the 95% of MSC's voting common stock and 1% of MSC's non-voting preferred stock that it did not already own for fair market value, totaling $170.

    MSC owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that owns Foodbrand L.L.C., the Company's food and beverage entity that was created in 1999 to master lease and operate food courts at the Company's malls (see Note 15).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's audited financial statements and related footnotes, included in the Company's 2000 Amended Annual Report on Form 10-K/A filed on August 14, 2001.

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

REVENUE RECOGNITION

    The Company, as lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rent from income producing property is recognized on a straight-line basis over the terms of the respective leases. Percentage rent is recognized when tenants' sales have reached certain levels specified in the respective leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

    MSC has entered into agreements with its unconsolidated joint ventures (see Note 7) to provide management, leasing and development services for the joint venture properties. For management services, MSC is entitled to receive a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate per square foot of space leased that is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is recognized ratably during the development period.

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

    To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, long-term investments and long-term debt, standard market conventions and techniques, such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost, are used to determine fair value. All methods of assessing fair value result in a general approximation of value, which may never be realized.

    On the date SFAS No. 133 was adopted, the Company and its unconsolidated joint ventures were required to recognize all of their derivative instruments as either assets or liabilities and to measure them at fair value. The difference between the derivative instruments' previous carrying amount and their fair value was recorded as a transition adjustment to accumulated other comprehensive income (loss), which amounted to a fair value loss of $1,279 at January 1, 2001, including the Company's pro-rata share of the transition adjustment recorded by its unconsolidated joint ventures (Note 9).

NEW ACCOUNTING PRONOUNCEMENT

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121's fundamental provisions for recognition/measurement of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect the impact of adopting SFAS No. 144 to be material.

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

3.  DISPOSITION OF COMMUNITY CENTERS

    In August 2000, the Company sold ten of its eleven community centers (the "Disposed Properties") to an unrelated third party and recorded a gain of $18,370. A summary of operations for the Disposed Properties for the three and nine months ended September 30, 2000, is as follows:

	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2000
Revenues	$1,928	$12,809
Interest expense	766	4,877
Depreciation and amortization expense	351	2,581
Other expense	841	3,363

4.  ACQUISITION OF A PORTFOLIO OF NET LEASE PROPERTIES

    During the third and fourth quarters of 2000, the Company acquired 46 single tenant net lease properties ("Net Lease Properties") from an unrelated third party. The Net Lease Properties are subject to single tenant net leases operating as CVS stores. The leases are triple net leases that contain indemnification for liabilities customarily associated with possession of the site (including, without limitation, certain specified environmental liabilities). The tenants' obligations under the leases are guaranteed by CVS Corporation, a Delaware corporation. A summary of operations for the Net Lease Properties for the three and nine months ended September 30, 2001 is as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Revenues	$2,518	$7,554
Interest expense	2,040	6,112
Depreciation expense	655	1,956

5.  OTHER INCOME (EXPENSE)

    Other income (expense) consists of land sales gains, abandoned project costs and operating margins and start-up costs associated with the Company's FoodBrand and other retail operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
FoodBrand and other retail income
Revenues	$9,115	$5,369	$25,412	$14,843
Expenses	(7,959)	(4,604)	(23,184)	(14,856)
Abandoned projects	—	(1,240)	(2,742)	(1,240)
Gains on sales of land	155	1,828	155	1,828
Other	(106)	(982)	382	(851)

Total other income (expense)	$1,205	$371	$23	$(276)

6.  NOTES RECEIVABLE

    Included in notes receivable are notes receivable and accrued interest from the City of Hazlewood, Missouri totaling $8,478. The notes, which were acquired in connection with the Company's development of Missouri Mills, earn interest at variable rates ranging from 9% to 10% and mature in October 2021.

7.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

    The Company owns certain operating properties and properties under development through joint ventures ("Joint Ventures") in which the Company is a co-general and co-managing partner. The Company also holds investments in certain retail joint ventures through MEI.

    Pursuant to the Joint Venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $305,507 of Joint Venture debt, which includes $96,761 of joint venture partners' share of debt, generally until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District. The remaining aggregate amount of the special tax assessment is approximately $15,071 and will be collected over the remaining 21 year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

    In April 2001, the Discover Mills Joint Venture entered into a construction loan agreement for approximately $182,200. The loan commitment matures in April 2004 and has a one-year extension option. The interest rate is LIBOR plus 2.25%. The loan is guaranteed by the Company.

    In May 2001, The Block at Orange Joint Venture refinanced its mortgage loan in the amount of $135,000. The refinancing is evidenced by two promissory notes, a permanent loan in the amount of $108,000 and a mezzanine loan in the amount of $27,000. The proceeds from the loans were used to repay the prior loan balance of $131,522 plus loan finance costs. The permanent loan is secured by the land and improvements at The Block at Orange while the mezzanine loan is guaranteed by the Company and its subsidiaries. In conjunction with this transaction, the Joint Venture entered into an interest rate swap which effectively fixed the interest rate at 8.0% (see Note 9). In addition, the Joint Venture incurred a $442 extraordinary loss on debt extinguishment.

    The Company's real estate Joint Venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

    Condensed combined balance sheets at September 30, 2001 and December 31, 2000 and condensed results of operations for the three and nine months ended September 30, 2001 and 2000 are presented below for all Joint Ventures including investments in certain retail joint ventures held by MEI.

	September 30, 2001
	Operating	Development	Total
Assets
Income producing property	$1,196,322	$—	$1,196,322
Construction in progress	40,207	379,363	419,570
Deferred costs, net	360,275	—	360,275
Other	156,827	23,683	180,510

	$1,753,631	$403,046	$2,156,677

Liabilities and partners' equity
Debt	$1,319,160	$101,852	$1,421,012
Other liabilities	86,452	32,662	119,114
Operating Partnership's accumulated equity	138,582	119,992	258,574
Joint venture partners' accumulated equity	209,437	148,540	357,977

	$1,753,631	$403,046	$2,156,677

	December 31, 2000
	Operating	Development	Total
Assets
Income producing property	$1,188,334	$—	$1,188,334
Construction in progress	42,459	181,902	224,361
Deferred costs, net	372,254	—	372,254
Other	166,039	14,160	180,199

	$1,769,086	$196,062	$1,965,148

Liabilities and partners' equity
Debt	$1,273,291	$30,374	1,303,665
Other liabilities	116,356	30,904	147,260
Operating Partnership's accumulated equity	116,392	52,111	168,503
Joint venture partners' accumulated equity	263,047	82,673	345,720

	$1,769,086	$196,062	$1,965,148

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

	Three Months Ended September 30, 2001
	Operating	Development	Total
Revenues
Minimum rents	$42,437	$—	$42,437
Percentage rents	573	—	573
Recoveries from tenants	16,788	—	16,788
Other property revenue	5,789	—	5,789

Total revenues	65,587	—	65,587

Expenses
Recoverable from tenants	14,764	—	14,764
Other operating	4,125	—	4,125
Depreciation and amortization	22,031	—	22,031

Total expenses	40,920	—	40,920

Operating Income	24,667	—	24,667
Other Income (Expense)
Interest income	2,079	102	2,181
Interest expense	(21,582)	—	(21,582)
Other	(1,075)	—	(1,075)

Income before Gain on Land Sales and Extraordinary Items	4,089	102	4,191
Gain on land sales	1,377	—	1,377

Income before Extraordinary Item	5,466	102	5,568
Extraordinay loss on extinguishment of debt	(85)	—	(85)

Net income	$5,381	$102	$5,483

Operating Partnership's equity in earnings of unconsolidated joint ventures	$2,850	$46	$2,896

	Three Months Ended September 30, 2000
	Operating	Development	Total
Revenues
Minimum rents	$37,862	$—	$37,862
Percentage rents	466	—	466
Recoveries from tenants	14,284	—	14,284
Other property revenue	3,899	—	3,899

Total revenues	56,511	—	56,511

Expenses
Recoverable from tenants	13,202	—	13,202
Other operating	4,411	—	4,411
Depreciation and amortization	17,944	—	17,944

Total expenses	35,557	—	35,557

Operating Income	20,954	—	20,954
Other Income (Expense)
Interest income	2,510	156	2,666
Interest expense	(20,777)	—	(20,777)
Other	(557)	—	(557)

Income before Gain on Land Sales	2,130	156	2,286
Gain on land sales	250	—	250

Net Income	$2,380	$156	$2,536

Operating Partnership's equity in earnings of unconsolidated joint ventures	$1,806	$54	$1,860

	Nine Months Ended September 30, 2001
	Operating	Development	Total
Revenues
Minimum rents	$129,182	$—	$129,182
Percentage rents	1,582	—	1,582
Recoveries from tenants	50,813	—	50,813
Other property revenue	12,279	—	12,279

Total revenues	193,856	—	193,856

Expenses
Recoverable from tenants	45,266	—	45,266
Other operating	12,592	—	12,592
Depreciation and amortization	65,881	—	65,881

Total expenses	123,739	—	123,739

Operating Income	70,117	—	70,117
Other Income (Expense)
Interest income	6,292	181	6,473
Interest expense	(66,631)	—	(66,631)
Other	(1,632)	—	(1,632)

Income before Gain on Land Sales and Extraordinary Item	8,146	181	8,327
Gain on land sales	1,377	—	1,377

Income before Extraordinary Items	9,523	181	9,704
Extraordinary loss on extinguishment of debt	(527)	—	(527)

Net Income	$8,996	$181	$9,177

Operating Partnership's equity in earnings of unconsolidated joint ventures	$4,878	$85	$4,963

	Nine Months Ended September 30, 2000
	Operating	Development	Total
Revenues
Minimum rent	$104,397	$—	$104,397
Percentage rent	1,399	—	1,399
Recoveries from tenants	40,518	—	40,518
Other property revenue	15,686	—	15,686

Total revenues	162,000	—	162,000

Expenses
Recoverable from tenants	38,153	—	38,153
Other operating	10,166	—	10,166
Depreciation and amortization	56,340	—	56,340

Total expenses	104,659	—	104,659

Operating Income	57,341	—	57,341
Other Income (Expense)
Interest income	6,496	375	6,871
Interest expense	(52,422)	—	(52,422)
Other	(1,005)	—	(1,005)

Income before Gain on Land Sales	10,410	375	10,785
Gain on land sales	2,651	—	2,651

Net Income	$13,061	$375	$13,436

Operating Partnership's equity in earnings of unconsolidated joint ventures	$5,564	$485	$6,049

    Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company. The Company allocates income to the partners based on its estimate of each partner's economic ownership. This estimate is based on anticipated cash flows as they would be allocated to each partner over a ten year holding period.

8.  BORROWINGS

    In February 2001, the Company entered into a nonrecourse mortgage loan agreement in the amount of $355,000 secured by its interests in Potomac Mills and Gurnee Mills. The proceeds were used to repay a prior loan totaling approximately $271,148 plus a prepayment penalty of $13,350. The remaining proceeds were used to pay down the line of credit and to fund the Company's development equity requirements. The new loan is a 30-year amortizing loan bearing interest at 7.46% with an anticipated balloon repayment in March 2011. In addition, the Company wrote-off approximately $2,800 of loan costs.

    In June 2001, the Company repaid $5,000 of the outstanding balance of the Company's $50,000 term loan, permanently reducing the balance of the term loan to $45,000. This term loan bears interest at LIBOR plus 2.25% due monthly with a $10,000 principal reduction in June 2002 and matures in June 2003.

    In July 2001, the Company and a Joint Venture refinanced the debts on Sawgrass Mills and The Oasis at Sawgrass in the amount of $337,000 (of which $285,000 is included in consolidated indebtedness of the Company). The loans evidenced by a mortgage loan in the amount of $300,000 and a mezzanine loan in the amount of $37,000 are secured by the properties themselves, the Company's ownership interests in the two properties and an assignment of leases and rents. The net proceeds were used to repay prior loans totaling approximately $332,495. The new loans are 30-year amortizing loans with the $300,000 mortgage loan bearing interest at 7.18% and the $37,000 mezzanine loan bearing interest at LIBOR plus 4.5%. The loans have an anticipated balloon repayment in July 2006. The Company guarantees the mezzanine loan.

9.  FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

    In the normal course of business, the Company and its Joint Ventures are exposed to the effect of interest rate changes. The Company and its Joint Ventures limit these risks by following established risk management policies and procedures including the use of a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company and its Joint Ventures do not enter into derivative instruments for speculative purposes. The Company and its Joint Ventures require that the hedging derivative instruments are effective in reducing the interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market.

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

    Interest rate hedges that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated Joint Ventures (for Joint Venture hedges) with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income to the extent of the effective portion of the risk being hedged. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income. Changes in fair value representing (a) the ineffectiveness of the hedging relationship and (b) any other component of fair value not related to the risk being hedged are recorded through earnings. Some derivative instruments are associated with the hedge of an anticipated transaction. Over time, the unrealized gains/losses held in accumulated other comprehensive income (loss) will be recognized in earnings consistent with when the hedged items are recognized in earnings. Within the next twelve months, the joint ventures expect to reclassify approximately $8,222 to interest expense from the current balance held in accumulated other comprehensive loss, of which the Company's pro-rata share is $4,846.

    In conjunction with the Company's policy to reduce interest rate risk, a Joint Venture entity, Opry Mills Limited Partnership, entered into an interest rate collar in conjunction with its construction loan to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The collar effectively locks LIBOR within the range of 6.275% and 7.0%. Another Joint Venture entity, The Block at Orange, entered into an interest rate swap contract in anticipation of the refinancing of its construction loan whereby the Company receives LIBOR and pays a fixed rate of 5.35% plus the spread on the LIBOR indexed floating rate debt. The terms of the Joint Venture entities' derivative instruments and a reconciliation of their fair value and adjustment to accumulated other comprehensive loss are as follows:

	Joint Ventures
	Opry Mills	The Block at Orange
Hedge Type	Cash Flow	Cash Flow
Description	Collar	Swap
Notional Amount	$170,000	$135,000
Interest Rate	6.275% to 7.0%	5.35%
Maturity Date	9/29/02	5/1/06
Fair value loss from transition adjustment at 1/1/01	$(1,919)	$—
Change in fair value during the six months ended 6/30/01	(2,338)	926
Change in fair value during the three months ended 9/30/01	(2,232)	(7,139)

Accumulated other comprehensive loss at 9/30/01	$(6,489)	$(6,213)

    The Company's pro-rata share of accumulated other comprehensive loss after minority interest at September 30, 2001 is $3,765. The Company's comprehensive income for the three and nine months ended September 30, 2001 was $5,015 and $4,973, respectively.

10. MINORITY INTERESTS

    Minority interests represent the interests of the unitholders in the Operating Partnership not held by the Company. The minority interest is adjusted at each period end to reflect the ownership percentage at that particular time. The minority interest was 36.19% and 40.32% at September 30, 2001 and December 31, 2000, respectively.

11. SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

    During April and May 2001, the Company sold shares of series A cumulative convertible preferred stock ("Series A Preferred Stock") totaling $75,000 in a private placement. The Series A Preferred Stock has an initial coupon of 10.5% with annual 50 basis point increases in each of the next two years, with additional increases after the third year. The Series A Preferred Stock is convertible into the Company's common stock at a strike price of $25.00 per share. The Series A Preferred Stock is callable by the Company after the first year at a specified premium and has no sinking fund requirements, but is subject to redemption at the option of the holders of Series A Preferred Stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holders of the Series A Preferred Stock have the right to require the Company to redeem the Series A Preferred Stock for cash if (1) the Company ceases to qualify as a REIT, (2) there is a change in control, as defined in the securities purchase agreement, (3) a material event of noncompliance occurs, as defined in the securities purchase agreement, and (4) shares of the Series A Preferred Stock remain issued and outstanding after April 30, 2006. The Company contributed the proceeds to the Operating Partnership in exchange for preferred units. The preferred units would be subject to the same terms and conditions as the Series A Preferred Stock. The net proceeds, which totaled $69,343 after discounts and expenses, were used to pay down the Company's line of credit and will be used to fund the Company's future development equity requirements. Due to the redemption features of the Series A Preferred Stock, the Company has accounted for the dividends on the Series A Preferred Stock as interest expense.

    In connection with the issuance of the Series A Preferred Stock, the Company granted the holder a warrant ("Series A Warrant") to purchase the Company's common stock at $25.00 per share. The number of common shares that become exercisable under the warrant is based on the number of shares of Series A Preferred Stock the Company acquires during the early call period, as defined.

12. DECLARATION OF DIVIDEND

    On September 25, 2001, the Company declared a dividend of $0.5325 per share which was paid on October 31, 2001 to stockholders of record as of October 16, 2001.

13. CAPITAL STOCK

AUTHORIZED AND OUTSTANDING CAPITAL

    At September 30, 2001 and December 31, 2000, the total number of shares authorized and outstanding were as follows:

	September 30, 2001		December 31, 2000
	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $0.01 par value	100,000,000	27,903,960	100,000,000	23,408,824
Non-voting common stock $0.01 par value	50,000,000	—	50,000,000	—
Series A Preferred Stock, $0.01 par value	20,000,000	750,000	20,000,000	—

SALE OF COMMON STOCK

    In August 2001, the Company sold 4,025,000 shares of common stock, par value $0.01 per share, in a public offering at a purchase price of $24.00 per share. The net proceeds, which totaled approximately $91,329 after discounts and expenses, were used to repay the outstanding indebtedness under the Company's line of credit and will be used to fund the Company's future development.

STOCK REPURCHASES

    In September 2001, the Company announced its intention to enter into a stock repurchase program in compliance with the Emergency Order released by the Securities and Exchange Commission ("SEC") on September 14, 2001. The Emergency Order permitted companies to repurchase their own securities during the period from September 17, 2001 through October 12, 2001, without meeting certain of the volume and timing restrictions that normally would apply under the Securities Exchange Act of 1934. On September 18, 2001, the Company paid approximately $1,103 to repurchase 50,000 shares of common stock, which were constructively retired. No other repurchases were made, and the stock repurchase program has been discontinued.

EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share as of the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended September 30,
	2001	2000
Numerator for basic earnings per share	$7,320	$17,666

Numerator for diluted earnings per share	$7,378	$17,673

Denominator:
Denominator for basic earnings per share—weighted average shares	25,706	23,373
Unvested Restricted Stock Awards—weighted average shares	(238)	(85)

Denominator for basic earnings per share adjusted weighted average shares	25,468	23,288
Effect of dilutive securities:
Employee stock options and restricted stock awards	539	23

Denominator for diluted earnings per share adjusted weighted average shares	26,007	23,311

Basic earnings per share	$0.29	$0.76

Diluted earnings per share	$0.28	$0.76

	Nine Months Ended September 30,
	2001	2000
Numerator for basic earnings per share	$8,707	$26,647

Numerator for diluted earnings per share	$8,768	$26,673

Denominator:
Denominator for basic earnings per share—weighted average shares	24,320	23,316
Outstanding unvested restricted stock awards—weighted average shares	(238)	(85)

Denominator for basic earnings per share—adjusted weighted average shares	24,082	23,231
Effect of dilutive securities:
Employee stock options and restricted stock awards	432	56

Denominator for diluted earnings per share—adjusted weighted average shares	24,514	23,287

Basic earnings per share	$0.36	$1.15

Diluted earnings per share	$0.36	$1.15

    As of September 30, 2001 and December 31, 2000, 15,827,909 limited partnership units in the Operating Partnership not held by the Company were outstanding, and could be exchanged for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect. The common shares that become exercisable under the Series A Warrant have not been considered in the computation of per share data, as they are anti-dilutive for all periods presented.

14. COMMITMENTS AND CONTINGENCIES

    The Company is subject to the risks inherent in the ownership and operation of commercial real estate. These risks include, among others, those normally associated with changes in the general economic climate, trends in the retail industry, including creditworthiness of retailers, competition for retailers, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws.

    The Company currently is neither subject to any other material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

    As a result of the events of September 11, 2001, the United States has experienced heighten awareness over security and other related issues including the uncertainty over the country's economy. Because of this uncertainty over the economy generally, it is too early to determine the long term impact that these events will have on the Company. However, if the economy were to continue to decline, there could be an impact on the retail real estate sector caused by a reduction in demand for leasable space and rental rates due to a decline in tenant sales. Additionally, existing tenants could be negatively impacted making it difficult for them to meet their financial obligations under existing leases.

    The Company is aware that the September 11th events will result in an increase in insurance and security costs which is anticipated to be absorbed by the Company's tenants with only a modest impact on common area maintenance costs at each center. The Company is also aware that insurance providers are considering reducing or eliminating coverage for terrorist attacks which could impact the loan underwriting process for the Company's future construction loans and the refinancing of the Company's existing debt. There is a possibility that if such coverage is reduced or eliminated, the Federal government may provide assistance. Because of the uncertainty of insurance coverage relating to acts of terrorism, the Company has not assessed what the impact of a reduction or elimination of such coverage will be on the Company as a whole.

15. SUBSEQUENT EVENT

    The Company completed the sale to Panda Restaurant Group ("PRG") in October 2001 of a 40% ownership interest in FoodBrand L.L.C., previously a wholly-owned subsidiary of the Company. FoodBrand owns and manages food courts and restaurants at four properties partially owned by the Company through joint ventures. Under the terms of the FoodBrand joint venture agreement, the Company will serve as a co-general and co-managing partner, and all significant business decisions will be subject to approval by both the Company and PRG. The Company will account for its interest in the FoodBrand joint venture under the equity method. The Company received proceeds of approximately $9,500 and will recognize a gain in the range of approximately $5,900 to $6,300 during the fourth quarter of 2001.

THE MILLS CORPORATION
(Unaudited)

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Except as otherwise required by the context, references in this Form 10-Q to "we," "us," "our" and the "Company" refer to The Mills Corporation and its direct and indirect subsidiaries, including The Mills Limited Partnership, and references in this Form 10-Q to the "Operating Partnership" refer to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner.

    The Mills Corporation is a fully integrated, self managed real estate investment trust that conducts all of its business through the Operating Partnership, in which we own a 1% interest as the sole general partner and a 62.81% interest as a limited partner. Through the Operating Partnership, we are engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of a portfolio consisting of eleven super-regional, retail and entertainment-oriented centers, one urban entertainment/retail project, one community center, a portfolio of forty-six single tenant net lease properties ("Net Lease Properties"), and other related commercial development. Additionally, the Operating Partnership owns MillsServices Corp. ("MSC"), which was formed to provide development, management, leasing and financial services to entities owned by affiliates of the Company. MSC owns 100% of Mills Enterprises, Inc., an entity that owns Foodbrand L.L.C., the Company's food and beverage entity that was created in 1999 to master lease and operate food courts at the Company's malls (see Note 15 of the Consolidated Financial Statements).

    The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements of the Company and notes thereto for the three and nine months ended September 30, 2001 and the audited Consolidated Financial Statements of the Company and Notes thereto for the year ended December 31, 2000 included in the Company's 2000 Amended Annual Report on Form 10-K/A filed on August 14, 2001.

General Background

    Fluctuations in the Company's results of operations from period to period are partially affected by an acquisition and disposition, in addition to new assets being placed in service during the year ended December 31, 2000. In August 2000, the Company sold ten of its eleven community centers ("Disposed Properties") which netted a gain of $18.4 million. In September 2000, the Company acquired 25 of the 46 Net Lease Properties with the additional 21 Net Lease Properties being acquired in October 2000. Additionally, in May of 2000, Opry Mills opened to the public and in November 2000, Arundel Mills opened to the public.

    As of September 30, 2001 and for the nine months then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of four wholly-owned projects, one community center, 46 Net Lease Properties, the operations of MSC, and the equity in earnings of nine joint venture projects.

    As of September 30, 2000 and for the nine months then ended, the Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of four wholly-owned projects, eleven community centers, ten of which were sold in August 2000, 25 Net Lease Properties acquired in late September 2000, the operations of MSC, and the equity in earnings of eight joint venture projects.

Results of Operations

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000.

    Minimum rents for the three months ended September 30, 2001 increased by approximately $2.1 million (8.5%) as compared with the three months ended September 30, 2000. The increase was primarily due to an increase in average rental rates for the wholly-owned portfolio and the addition of the Net Lease Properties which were acquired in September 2000, partially offset by the loss of minimum rents from the Disposed Properties which were sold in August 2000.

    Percentage rents, for the three months ended September 30, 2001 decreased by $0.3 million (60.3%) as compared to the three months ended September 30, 2000 primarily due to lease modification of certain leases at Sawgrass whereby percentage rent was converted to minimum rent.

    Recoveries from tenants for the three months ended September 30, 2001 decreased $0.5 million (4.2%) as compared with the three months ended September 30, 2000. The decrease was due primarily to the loss of $0.4 million of recoveries from tenants associated with the Disposed Properties.

    Other property revenue, which includes rent from temporary tenants, lease buyout fees and income from our pushcart program, for the three months ended September 30, 2001 increased by approximately $2.2 million (91.5%) as compared with the three months ended September 30, 2000. The increase was due primarily to receipts of lease buyout fees, increased kiosk rentals, and increased rentals of temporary in-line space as a result of lower occupancy during the quarter.

    Management fee income, from affilated joint ventures, for the three months ended September 30, 2001 decreased by $0.5 million (20.3%) as compared to the three months ended September 30, 2000. The decrease was due primarily to a modification of the fee structure at the Arizona Mills joint venture which was made effective in the third quarter of 2000.

    Other fee income, from affilated joint ventures, for the three months ended September 30, 2001 decreased by $0.9 million (26.9%) as compared with the three months ended September 30, 2000. The decrease was due primarily to a decrease in development fees relating to Discover Mills and Arundel Mills, partially offset by increases in development fees from Colorado Mills and Madrid Xanadu, for which development activities began during 2001.

    Recoverable expenses for the three months ended September 30, 2001 increased by approximately $0.5 million (4.8%) as compared with the three months ended September 30, 2000. The increase was due primarily to an increase in real estate tax expense at Sawgrass Mills of $1.0 million as a result of a reassessment in 2001, partially offset by a decrease in recoverable expenses totaling $0.4 million associated with the Disposed Properties.

    Other operating expenses increased $0.8 million (56.8%) to $2.1 million for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, primarily due to an increase in allowance for bad debts.

    General and administrative expenses for the three months ended September 30, 2001 decreased by approximately $0.5 million (14.8%) as compared with the three months ended September 30, 2000. The decrease was due primarily to continued efforts to reduce overall expenses in 2001.

    Depreciation and amortization expense for the three months ended September 30, 2001 increased by approximately $0.6 million (6.8%) as compared with the three months ended September 30, 2000. The increase was due primarily to additional assets placed in service in November 2000.

    Interest income for the three months ended September 30, 2001 decreased by $1.3 million (53.5%) as compared with the three months ended September 30, 2000. The decrease was due primarily to the timing of recognition of interest income relating to advances that we made to the Meadowlands Mills joint venture. Recognition of this income began in the third quarter of 2000 as certain events transpired that made collectibility of the income more certain, including certain actions taken by the U.S. Army Corps of Engineers with respect to our fill permit.

    Other income (expense) for the three months ended September 30, 2001 increased by approximately $0.8 million (8.3%) as compared with the three months ended September 30, 2000. The increase is due to a $0.4 million (8.3%) increase in the operating profit associated with our FoodBrand operations as well as abandoned project costs totaling $1.2 million, which costs were written off during the third quarter of 2000 offset by a decrease in land sales and other expenses of $0.8 million.

    Equity in earnings of unconsolidated joint ventures for the three months ended September 30, 2001 increased by approximately $1.0 million (55.7%) as compared with the three months ended September 30, 2000. The increase was due to lower interest expense resulting from a decline in interest rates in 2001, increased minimum rents and recovery income at various joint venture properties, and the addition of Arundel Mills, which opened in the fourth quarter of 2000.

    The gain on sale of community centers of $18.4 million for the three months ended September 30, 2000 relates to the sale of the Disposed Properties on August 3, 2000 to an unrelated third party.

    Extraordinary losses on debt extinguishment for the three months ended September 30, 2001 were $0.5 million, including our share of joint venture extraordinary losses, related to the refinancing of the mortgage on Sawgrass Mills and The Oasis at Sawgrass during July 2001. There were no extraordinary losses recognized during the third quarter of 2000.

    Income before minority interests for the three months ended September 30, 2001 decreased by $17.8 million to $11.9 million as compared to $29.7 million for the three months ended September 30, 2000. Excluding the effect of the gain on sale of the community centers and extraordinary losses, income before minority interests increased by $1.1 million (9.3%) for the quarter ended September 30, 2001 for the reasons discussed above.

Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000.

    Minimum rents for the nine months ended September 30, 2001 increased by approximately $2.3 million (3.0%) as compared with the nine months ended September 30, 2000. The increase was due to an increase in average rental rates for the wholly-owned portfolio and the addition of the Net Lease Properties which were acquired in September 2000, partially offset by the loss of minimum rents from the Disposed Properties which were sold in August 2000.

    Percentage rents, for the nine months ended September 30, 2001 decreased by $0.8 million (74.1%) as compared to the nine months ended September 30, 2000 primarily due to lease modification of certain leases at Sawgrass Mills whereby percentage rent was converted to minimum rent.

    Recoveries from tenants for the nine months ended September 30, 2001 decreased by $2.1 million (5.3%) as compared with the nine months ended September 30, 2000. The decrease was due primarily to a decrease of recoveries from tenants associated with the Disposed Properties.

    Other property revenues, which includes rent from temporary tenants, lease buyout fees, and income from our pushcart program, for the nine months ended September 30, 2001 increased by $3.0 million (43.2%) as compared with the nine months ended September 30, 2000. The increase relates to increased, and the recognition of lease buyout fees, collection of accounts receivable balances of $1.6 million that were previously written off, increased kiosk rentals, and increased rentals of in-line temporary space as a result of lower occupancy.

    Management fee income, from affiliated joint ventures, for the nine months ended September 30, 2001 increased by $1.0 million (16.1%) as compared to the nine months ended September 30, 2000.

The increase was primarily due to the openings of from Opry Mills and Arundel Mills which opened to the public in May and November of 2000, respectively.

    Other fee income, from affiliated joint ventures, for the nine months ended September 30, 2001 increased by $0.6 million (7.7%) as compared with the nine months ended September 30, 2000. The modest increase was due primarily to a $1.1 million increase in finance fees, primarily related to new financing for Discover Mills and the refinancings of The Oasis at Sawgrass and The Block at Orange, and a $0.9 million increase in management fees associated with the two malls which opened to the public during the second and fourth quarters of 2000, partially offset by a $1.7 million decrease in development fees, relating to The Block at Orange, Arundel Mills, Opry Mills and Discover Mills, as compared to 2001 development activity which reflects the commencement of development activity at Colorado Mills and Madrid Xanadu.

    Recoverable expenses for the nine months ended September 30, 2001 decreased by approximately $2.3 million (7.0%) as compared with the nine months ended September 30, 2000 due primarily to the reduction of expenses associated with the Disposed Properties.

    General and administrative expenses for the nine months ended September 30, 2001 decreased by $1.2 million (10.7%) as compared to the nine months ended September 30, 2000, the decrease was due primarily to significant efforts to reduce overall expenses in 2001.

    Depreciation and amortization expense for the nine months ended September 30, 2001 increased by approximately $1.8 million (6.8%) as compared with the nine months ended September 30, 2000. The increase was due primarily to additional assets placed in service in May and November 2000.

    Interest income for the nine months ended September 30, 2001 decreased by $0.8 million (20.4%) as compared with the nine months ended September 30, 2000. The decrease was due primarily to the timing of recognition of interest income relating to advances that we made to the Meadowlands Mills joint venture. Recognition of this income began in the third quarter of 2000 as the occurrence of certain events transpired that made collectibility of the income more certain, including certain actions taken by the U.S. Army Corps of Engineers with respect to our fill permit.

    Interest expense for the nine months ended September 30, 2001, increased by approximately $1.5 million (3.4%) as compared with the nine months ended September 30, 2000. The increase was partially due to $3.3 million of interest expense incurred on the Series A preferred stock, which was issued during the second quarter of 2001, partially offset by interest rate savings on our variable rate debt as a result of the decline in interest rates in 2001 and the reduction of our line of credit as a result of the issuance of Series A preferred stock and common stock in 2001.

    Other income (expense) for the nine months ended September 30, 2001 increased by $0.3 million as compared to the nine months ended September 30, 2001. The increase is due primarily to a $2.2 million increase in operating profit associated with our FoodBrand operations, partially offset by a $1.5 million increase in abandoned project costs and a $1.7 million reduction in land sale gains for the nine months ended September 30, 2001.

    Equity in earnings of unconsolidated joint ventures for the nine months ended September 30, 2001, decreased by approximately $1.1 million (18.0%) as compared with the nine months ended September 30, 2000. The decrease was related to our share of lease buyout fees received from tenants in the second quarter of 2000 at four of the joint venture properties totaling approximately $2.4 million. Excluding our share of lease buyout fees received in 2000, equity in earnings of unconsolidated joint ventures increased $1.3 million due to lower interest expense as a result of a decline in interest rates in 2001, increased minimum rents and recovery income at various joint venture properties, and the commencement of operations at Opry Mills and Arundel Mills in the second and fourth quarters of 2000, respectively.

    The gain on sale of community centers of $18.4 million recognized during the nine months ended September 30, 2000 relates to the sale of the Disposed Properties in August 2000 to an unrelated third party.

    Extraordinary losses on debt extinguishment for the nine months ended September 30, 2001 increased by $13.6 million as compared with the nine months ended September 30, 2000. In 2001, we incurred extraordinary losses on debt extinguishment totaling $16.8 million, including our share of joint venture extraordinary losses, related to the refinancing of mortgages on Potomac Mills, Gurnee Mills, Sawgrass Mills, The Oasis at Sawgrass and The Block at Orange. In 2000, the Company incurred an extraordinary loss on debt extinguishment totaling $0.5 million related to the refinancing of Sawgrass Mills and The Oasis at Sawgrass.

    Income before minority interests decreased by $30.4 million (67.8%) due primarily to the gain recognized on the sale of the Disposed Properties in 2000. Excluding the impact of the gain on sale of the community centers and the extraordinary losses, income before minority interests increased $1.6 million (5.4%) for the reasons discussed above.

Cash Flows

    Net cash provided by operating activities increased by approximately $6.1 million (11.8%) to $55.8 million for the nine months ended September 30, 2001 as compared to $51.7 million for the nine months ended September 30, 2000. This resulted from increased operational income and improved collection of accounts receivable, partially offset by the timing of payments of accrued expenses. Net cash used in investing activities increased by $11.8 million (12.4%) to $107.0 million for the nine months ended September 30, 2001 as compared to $95.2 million for the nine months ended September 30, 2000. The increase is due to increased contributions to the unconsolidated joint ventures and the issuance of a note to the City of Hazelwood, Missouri, partially offset by increased distributions received from unconsolidated joint ventures, primarily from Opry Mills and Arundel Mills as a result of their opening in the second and fourth quarters of 2000, respectively. Net cash provided by financing activities increased by $20.0 million (44.5%) to $65.1 million for the nine months ended September 30, 2001 as compared to $45.0 million for the nine months ended September 30, 2000. The increase was due primarily to the sale of the Series A preferred stock, the secondary public offering of common stock, excess proceeds from the refinancing of Potomac Mills and Gurnee Mills, partially offset by repayments on our line of credit, increases in refinancing costs, and increases in restricted cash balances.

Funds From Operations

    We consider Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means income (loss) before minority interest (determined in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We present FFO to assist investors in analyzing our performance. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating our operating performance.

    FFO for the nine months ended September 30, 2001 increased by $8.7 million (11.7%) to $82.6 million as compared to $74.0 million for the comparable period in 2000. FFO for the three months ended September 30, 2001 increased by $3.7 million (14.3%) to $29.5 million as compared to $25.9 million for the comparable period in 2000. FFO amounts (denoted in thousands) were calculated in accordance with NAREIT's definition of FFO and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Funds from operations calculation:
Income before extraordinary items and minority interests	$12,355	$29,673	$31,181	$47,949
Adjustments:
Add: Depreciation and amortization of real estate assets	8,564	7,936	25,736	24,403
Add: Real estate depreciation and amortization of unconsolidated Joint Ventures	8,655	6,633	25,707	19,968
Less: Gain on disposition of community centers	—	(18,370)	—	(18,370)

Funds from operations	$29,574	$25,872	$82,624	$73,950

EBITDA

    Our EBITDA, defined as earnings of the Operating Partnership, before interest expense, taxes, depreciation, amortization and certain other non-cash extraordinary items (including gains or losses on sales of real estate assets), to interest expense coverage ratio (including our proportionate share of EBITDA and interest expense of unconsolidated joint ventures) for the trailing 12 months was 2.4 at September 30, 2001 and 2000. EBITDA to interest expense coverage ratio is provided as a supplemental measurement of our operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by us may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

    We anticipate that our operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations, potential ancillary land sales, future borrowings and possible sales of common and/or preferred equity.

    We will need significant amounts of equity and debt capital to fund our development projects going forward. Access to capital is dependent upon many factors outside of our control. In recent years, increasing capital costs have caused us to re-examine our development and financing strategies. We believe that we will have the capital and access to additional capital resources sufficient to expand and develop our business and complete those projects currently under development. If the necessary capital cannot be obtained, our immediate and long-term development plans could be curtailed.

    We have paid and intend to continue to pay regular quarterly distributions to our shareholders. Distributions are payable at the discretion of the Board of Directors and depend on a number of factors, including net cash provided by operating activities, our financial condition, capital commitments, debt repayment schedules, and such other factors as the Board of Directors deems relevant.

Debt Transactions

    As of September 30, 2001 our balance of cash and cash equivalents was $26.3 million, excluding our proportionate share of cash held in unconsolidated joint ventures. In addition to our cash reserves as of September 30, 2001, we have $75 million available under our line of credit. The terms of the line of credit are as follows:

	Maturity	Interest Rate	Terms	Total Facility (000's)	Amount Outstanding At 9/30/01 (000's)
Line of Credit	06/01/02	LIBOR + 2.75%	Interest Only	$75,000	$—

    Pursuant to the line of credit, we are subject to certain performance measurements and restrictive covenants. We were in compliance with the applicable covenants at September 30, 2001.

    As of September 30, 2001, the weighted average life of our indebtedness, including our share of funded construction and operating debt of the unconsolidated joint ventures was 6.1 years with a 6.9% weighted average interest rate.

    At September 30, 2001, our consolidated debt was approximately $965.4 million and our pro-rata share of unconsolidated joint venture debt was $541.0 million, of which $305.5 million is guaranteed by us, including $96.8 million of our joint venture partners' share of the debt. Of the approximate $1.5 billion of combined debt (our consolidated debt and our share of gross unconsolidated joint venture debt), approximately $1.2 billion was fixed rate debt and $306.6 million was variable rate debt. Scheduled principal repayments of our consolidated indebtedness and our pro-rata share of unconsolidated joint venture debt through 2005 is approximately $450.1 million with approximately $1.06 billion due thereafter. We and our joint venture partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or from equity issuances.

    In February 2001, we refinanced Potomac Mills and Gurnee Mills with a new non-recourse mortgage loan of $355 million. The loan bears interest at 7.46% over a 30-year amortization period with an anticipated balloon repayment in March 2011. We used the proceeds to repay a prior loan totaling approximately $271 million plus a prepayment penalty of approximately $13.4 million. We used the remaining proceeds to pay down the line of credit and to fund our development equity requirements.

    In April 2001, the Discover Mills joint venture entered into a construction loan for approximately $182.2 million. The loan commitment matures on April 16, 2004 and has a one-year extension option. The loan bears interest at LIBOR plus 2.25%, and is guaranteed by us.

    In May 2001, The Block at Orange joint venture refinanced its $135 million mortgage loan. The refinancing is evidenced by two promissory notes; a permanent loan in the amount of $108 million and a mezzanine loan in the amount of $27 million. The proceeds from the loans were used to repay the prior loan balance of $131.5 million plus loan finance costs. The permanent loan is secured by the land and improvements at The Block at Orange while the mezzanine loan is guaranteed by us and our subsidiaries. In conjunction with this transaction, the joint venture entered into an interest rate swap which effectively fixed the interest rate at 8.0% (see Item III—Quantitative and Qualitative Disclosures about Market Risk). In addition the joint venture incurred a $0.4 million extraordinary loss on debt extinguishment.

    In June 2001, we repaid $5 million of the outstanding balance of our $50 million term loan, permanently reducing the balance of the term loan to $45 million. This term loan bears interest at

LIBOR plus 2.25% due monthly with a $10 million principal reduction in June 2002 and matures in June 2003.

    In July 2001, the Company and a joint venture refinanced the debts on Sawgrass Mills and The Oasis at Sawgrass in the amount of $337 million. The loans evidenced by a mortgage loan in the amount of $300 million and a mezzanine loan in the amount of $37 million are secured by the properties themselves, the Company's ownership interests in the two properties and an assignment of leases and rents. The net proceeds were used to repay prior loans totaling approximately $332.5 million. The new loans are 30-year amortizing loans with the $300 million mortgage loan bearing interest at 7.18% and the $37 million mezzanine loan bearing interest at LIBOR plus 4.5%. The loans have an anticipated balloon repayment in July 2006. The Company guarantees the mezzanine loan.

Equity Transactions

    Effective October 28, 1996, we filed a universal shelf registration statement on Form S-3 to offer up to $250 million of common stock, preferred stock and common stock warrants. In August 2001, we sold 4,025,000 common shares of common stock, par value $0.01 per share, in a public offering at an initial price of $24.00 per share. The net proceeds, totaling approximately $91.3 million after discounts and expenses, were used to reduce the outstanding indebtedness under our line of credit and to fund our future development pipeline. As of September 30, 2001, a balance of approximately $40.0 million of common stock, preferred stock and common stock warrants remain available to us for issuance pursuant to this shelf registration.

    Effective August 14, 2001, we filed a universal shelf registration statement on Form S-3 to offer an additional $300 million in common stock and common stock warrants, all of which remains available to the Company for issuance pursuant to this shelf registration.

    During April and May 2001, we sold shares of series A cumulative convertible preferred stock ("Series A Preferred Stock") totaling $75 million in a private placement. The Series A Preferred Stock has an initial coupon of 10.5% with annual 50 basis point increases in each of the next two years, and additional increases after the third year. The Series A Preferred Stock is convertible into our common stock at a strike price of $25 per share. The Series A Preferred Stock is callable by us after the first year at a specified premium and has no sinking fund requirements, but is subject to redemption at the option of the holders of Series A Preferred Stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holders of the Series A Preferred Stock have the right to require the Company to redeem the Series A Preferred Stock for cash if (1) the Company ceases to qualify as a REIT, (2) there is a change in control, as defined in the securities purchase agreement, (3) a material event of noncompliance occurs, as defined in the securities purchase agreement and, (4) shares of the convertible Series A Preferred Stock remain issued and outstanding after April 30, 2006. The Company contributed the proceeds to the Operating Partnership in exchange for preferred units. The preferred units would be subject to the same terms and conditions as the convertible Series A Preferred Stock. The net proceeds, which totaled approximately $70 million after discounts and expenses, were used to pay down the line of credit and will be used to fund our future development equity requirements. Due to the redemption features of the Series A Preferred Stock, we have accounted for the dividends on the Series A Preferred Stock as interest expense.

    In connection with the issuance of the Series A Preferred Stock, we granted the holder a warrant to purchase our common stock at $25.00 per share. The number of common shares that become exercisable under the warrant is based on the number of shares of Series A Preferred Stock that we acquire during the early call period, as defined.

    In September 2001, we announced our intention to enter into a stock repurchase program in compliance with the Emergency Order released by the Securities and Exchange Commission on

September 14, 2001. On September 18, 2001, we paid approximately $1.1 million to repurchase 50,000 shares of common stock, which were constructively retired. No other repurchases were made, and the stock repurchase program has been discontinued.

    In February 1999, we received from Kan Am a commitment that Kan Am would use its best efforts to raise capital to invest in joint ventures with us over a five-year period. Pursuant to this commitment, in exchange for interests in the applicable partnerships, Kan Am contributed (1) $25 million to Concord Mills Limited Partnership, (2) $35 million to Arundel Mills Limited Partnership, and (3) $70 million to Sugarloaf Mills Limited Partnership (Discover Mills).

    We have agreed with Kan Am in principle to a modification to the February 1999 arrangement pursuant to which a Kan Am affiliate, subject to our approval, would guarantee a contribution of $50 million in each of 2001 and 2002 for investment in qualifying development projects, and would agree to use its best efforts to contribute additional capital in 2001 and 2002 for similar purposes. We expect that the terms of our future arrangements with Kan Am will be similar to Kan Am's historical capital contributions to our projects. We and Kan Am will each receive a preferred return on qualifying equity. Historically, the rate of such preferred return has been 9%, with the exception of the Colorado Mills joint venture, for which the rate of return is 11%. This return rate will be determined on a venture-by-venture basis for future joint ventures. The remaining cash flow will be split pro rata per the respective sharing percentages, which are determined on a venture-by-venture basis. We and other joint venture partners will guarantee Kan Am's preference until such time as qualified permanent financing has been secured for the project. We (and, in certain cases, other joint venture partners on a specific project) guarantee Kan Am's portion of construction debt. Our board of directors has waived the "Ownership Limit" established in our Amended and Restated Certificate of Incorporation as to Kan Am and its affiliates, subject to certain limitations established in our Amended and Restated Certificate of Incorporation to preserve our REIT status. This waiver also shall be applicable to the direct transferees of Kan Am and its affiliates upon the execution of the contribution agreement and subject to continued compliance by Kan Am with the contribution obligation thereunder and to compliance by Kan Am and its affiliates and such direct transferees with the limitations for the preservation of our REIT status.

    Kan Am must raise capital from other investors to meet its funding commitments to us and there can be no assurance that Kan Am will be able to raise such additional capital necessary to enable it to meet its best efforts contribution commitments.

Development, Remerchandising, and Expansion Efforts

    We are involved in various development, remerchandising and expansion efforts. As of September 30, 2001 we focused our most significant development efforts currently are focused on the development of six projects: Discover Mills, which opened to the public on November 2, 2001, Colorado Mills, Missouri Mills, Vaughan Mills, Meadowlands Mills and Madrid Xanadu (Spain).

    We formed a joint venture with Kan Am to develop Discover Mills on a 225-acre site near Atlanta, Georgia which opened to the public on November 2, 2001 with eleven anchor stores. An additional anchor store is expected to open in spring 2002. Kan Am funded all required equity for this project and the remaining project costs are being financed with proceeds of a $182.2 million construction loan commitment.

    The Operating Partnership has formed a joint venture with Stevinson Partnership, Ltd. and Greg C. Stevinson (collectively, "Stevinson"), to be known as Colorado Mills Limited Partnership, which plans to develop a 130-acre site in Lakewood, Colorado, ten miles west of downtown Denver. On April 11, 2001, the Stevinson Partnership, Ltd. contributed its interest in the Colorado site to Colorado Mills Limited Partnership. Mills-Kan Am Colorado Limited Partnership, which holds a 75% interest in the joint venture, is fully obligated to fund all cash equity requirements for the development of the shopping center and will receive a 9% cumulative preferred return on the first $42.7 million of its equity contributions and a 12% cumulative preferred return on any additional equity contributions. The Stevinson Partnership, Ltd., which holds a 25% interest, will receive capital account credit for the negotiated value of the land contributed, and will receive a 9% cumulative preferred return on its capital account credit. Any remaining cash flow will be distributed pro rata in accordance with ownership interest. The Operating Partnership has formed Mills-Kan Am Colorado Limited Partnership, through which the Operating Partnership will develop and operate its interest in the Colorado Mills project. Kan Am and the Operating Partnership each are required to fund 50% of the total equity required to develop the Colorado Mills project; the Operating Partnership anticipates that the project's equity requirement will be approximately $51 million, of which we had funded approximately $15.4 million as of September 30, 2001 excluding capitalized interest and overhead. Colorado Mills is targeted to open in the fall of 2002. Under the terms of the joint venture agreement with Kan Am, Kan Am and the Operating Partnership each will receive an 11% preferred return on their qualifying equity. Any remaining cash flow will be distributed 75% to the Operating Partnership and 25% to Kan Am. Commencing with the grand opening of the project, an affiliate of the Operating Partnership will receive an asset management fee equal to 0.5% of the capital contributions made by Mills-Kan Am Colorado Limited Partnership to Colorado Mills Limited Partnership, but not to exceed $250,000 per year. The Operating Partnership will guarantee Kan Am's preference until such time as qualified permanent financing is secured for the project, except that the amount of preference guaranteed by the Operating Partnership will be reduced to 9% following the substantial completion and opening of the project. We will guarantee both Kan Am's and Stevinson's portion of construction debt.

    In July 2001, we acquired a 200-acre site in Hazelwood, Missouri, near St. Louis, for development of Missouri Mills. We are in process of forming a joint venture to develop the site. The site has all required entitlements, and some site work has already been completed. We anticipate the commencement of construction in spring 2002, and an opening in 2003.

    In February 1998, we secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed outside of the United States. The project will be developed jointly by an affiliate of the Operating Partnership and by Cambridge Shopping Centres II Limited as tenants in common. We anticipate that the Operating Partnership's equity requirement for Vaughan Mills may exceed $30 million, of which we had funded approximately $24.3 million excluding capitalized interest and overhead as of September 30, 2001. We anticipate the commencement of construction in spring 2002 and an opening in fall 2003.

    We acquired a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of an ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan ("SAMP") for the Meadowlands area was published in the Federal Register on April 22, 1999. On July 20, 2000, the U. S. Army Corps of Engineers announced that it had completed the Draft Environmental Impact Statement on Mills' Section 404 Fill Permit and the close of public comment occurred in October 2000. The U.S. Army Corps of Engineers currently is completing the Final Environmental Impact Statement, which precedes the Record of Decision for a federal wetlands fill permit. The New York District Office of the U.S. Army Corps of Engineers, which is considering the application, is located near the World Trade Center and was dislocated for several weeks following the September 11 attacks. Corps personnel were drafted into the FEMA team dealing with the emergency and cleanup. Work on the Final Environmental Impact Statement was suspended for several weeks, but has now resumed. The mixed-use development consists of 2.0 million square feet of gross leasable area ("GLA") for Meadowlands Mills plus office and hotel space. The project would be developed on an entitled site of 90.5 acres plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by a joint venture to be formed among the Operating Partnership, Kan Am, Empire Ltd. and Bennett S. Lazare. The Operating Partnership's equity requirements have not yet been determined. As of September 30, 2001, we had invested $65.7 million, which includes capitalized interest and overhead. Of the amount invested, $29.9 million is our equity contribution and the remaining balance is an advance to the Meadowlands Mills joint venture.

    In March 2001, the Acting Governor of New Jersey requested us to withdraw our permit applications for the existing site and to consider an alternate site in Bergen County. While the Company refused this request, it did engage in conversations with State officials considering a redevelopment of the Meadowlands Sports Complex, adjacent to our site, to determine whether an acceptable alternate site might be defined for our project. Significant support for this conceptual move has emerged in business, labor, and environmental circles, and we expect further discussions with the State when the legislature reconvenes following the November gubernatorial elections to consider the future of the Meadowlands Sports Complex.

    In August 2001, we entered into a joint venture agreement with a Spanish company, Parvelatoria Gonzalo Chacon, to develop a retail and entertainment project, to be known as Madrid Xanadu, in excess of 1 million square feet of GLA on a site in suburban Madrid, Spain. This project will be anchored by an indoor ski facility and by a 400,000 square foot combination department store and hypermarket owned and operated by El Corte Ingles, the largest retailer in Spain. The project will also feature over 200 specialty retailers, including Sweden's Hennes and Moritz, Italy's Benetton, and Spain's Zara which have already committed to the project. All public approvals necessary to commence construction were received by August 1, 2001 and construction has commenced. Madrid Xanadu is scheduled to open spring 2003. As of September 30, 2001, we had invested $8.6 million, excluding capitalized interest and overhead.

    In April 2001, the San Francisco Port Commission awarded us the exclusive right to negotiate for a long-term lease on Piers 27-31 on the San Francisco waterfront, in order to develop a full-price mixed-use office, retail, entertainment and recreation project. These negotiations have begun and are ongoing.

    In addition to the above, we are also conducting due diligence on several other proposed sites for future projects, including sites in Cleveland, Ohio; Chicago, Illinois; Boston, Massachusetts; Tampa, Florida and San Francisco, California. We continue to evaluate various prospective international sites, in addition to other domestic sites for other Mills-type projects and other retail-oriented projects.

Portfolio Data

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

Economic Trends

    Because inflation has remained relatively low during the last three years, it has had little impact on our operations during that period. Even in periods of higher inflation, however, tenant leases provide, in part, a mechanism to help protect our operations. As operating costs increase, our leases permit a pass-through of the common area maintenance and other operating costs, including real estate taxes and insurance, to our tenants. Furthermore, most of the leases contain base rent steps and percentage rent clauses that provide additional rent after a certain minimum sales level is achieved. These provisions provide us with some protection during highly inflationary periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

    In the normal course of business, we and our joint ventures are exposed to the effect of interest rate changes. We and our joint ventures limit these risks by following established risk management policies and procedures including the use of a variety of derivative financial instruments to manage or hedge, interest rate risk. We and our joint ventures do not enter into derivative instruments for speculative purposes. We and our joint ventures require that the hedging derivative instruments are effective in reducing the interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market.

    To manage interest rate risk, we and our joint ventures may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on an underlying exposure. Interest rate swaps and collars are contractual agreements between us or our joint ventures and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, our exposure is limited to the interest rate differential on the notional amount. We do not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

    Interest rate hedges that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures (for joint venture hedges) with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income (loss). Over time, the unrealized gains/losses held in accumulated other comprehensive loss will be recognized in earnings consistent with when the hedged items are recognized in earnings. Within the next twelve months, our joint ventures expect to reclassify to earnings as interest expense approximately $8.2 million from the current balance held in accumulated other comprehensive loss, of which the Company's pro rata share is $4.8 million.

    In conjunction with our policy to reduce interest rate risk, a joint venture, Opry Mills Limited Partnership, entered into an interest rate collar in conjunction with its construction loan to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The collar effectively locks LIBOR within the range of 6.275% and 7.0%. Another joint venture, The Block at Orange, entered into an interest rate swap contract in anticipation of refinancing of its construction loan whereby we receive LIBOR and pay a fixed rate of 5.35% plus the spread on the LIBOR indexed floating rate debt. The terms of the joint ventures' derivative instruments and a reconciliation of their fair value and adjustment to accumulated other comprehensive loss are as follows:

	Joint Ventures
	Opry Mills	The Block at Orange
Hedge Type	Cash Flow	Cash Flow
Description	Collar	Swap
Notional Amount	$170,000	$135,000
Interest Rate	6.275% to 7.0%	5.35%
Maturity Date	9/29/02	5/1/06
Fair value loss from transition adjustment at 1/1/01	$(1,919)	$—
Change in fair value during the six months ended 6/30/01	(2,338)	926
Change in fair value during the three months ended 9/30/01	(2,232)	(7,139)

Accumulated other comprehensive loss at 9/30/01	$(6,489)	$(6,213)

    As of September 30, 2001, there were no material changes in the market risks reported in our 2000 Amended Annual Report on Form 10K/A filed on August 14, 2001.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Changes in Securities and Use of Proceeds

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The Exhibit Index attached hereto is hereby incorporated by reference to these items.

  (b)
  The Company filed four Current Reports on Form 8-K during the quarter ended September 30, 2001.

    •
    The Company's Current Report on Form 8-K dated and filed July 13, 2001 under Items 5 and 7 made available cautionary statements identifying important factors that could cause The Mills Corporation's actual results to differ materially from those contained in the forward-looking statements made by or on behalf of The Mills Corporation, and a description of the material U.S. federal income tax consequences relating to the taxation of The Mills Corporation as a real estate investment trust and the ownership and disposition of The Mills Corporation equity securities. The cautionary statements and description replace and supercede prior cautionary statements and descriptions to the extent that they are inconsistent with the information contained in this Current Report on Form 8-K.

    •
    The Company's Current Report on Form 8-K dated June 30, 2001 and furnished on August 9, 2001 under Items 7 and 9 made available certain operational information concerning the Company and the properties owned or managed by it as of June 30, 2001.

    •
    The Company's Current Report on Form 8-K dated August 14, 2001 and filed August 17, 2001 under Item 5 made available certain exhibits concerning the proposed public offering of 3.5 million shares of the Company's common stock, par value $0.01 per share, at a purchase price of $24.00 per share on or about August 20, 2001.

    •
    The Company's Current Report on Form 8-K dated and filed August 24, 2001 under Items 5 and 7 made available cautionary statements identifying important factors that could cause The Mills Corporation's actual results to differ materially from those contained in the forward-looking statements made by or on behalf of The Mills Corporation, and a description of the material U.S. federal income tax consequences relating to the taxation of The Mills Corporation as a real estate investment trust and the ownership and disposition of The Mills Corporation equity securities. The cautionary statements and description replace and supercede prior cautionary statements and descriptions to the extent that they are inconsistent with the information contained in this Current Report on Form 8-K.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Mills Corporation
November 14, 2001 (Date)	By:	/s/ KENNETH R. PARENT Kenneth R. Parent Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

THE MILLS CORPORATION
EXHIBIT INDEX

NUMBER		EXHIBIT
^3.1		Amended and Restated Certificate of Incorporation of the Company, as amended by First Amendment to Amended and Restated Certificate of Incorporation of the Company
#3.2		Amended and Restated Bylaws of the Company
*3.3		Limited Partnership Agreement of the Operating Partnership, as amended (filed as part of Exhibits 10.1, 10.1A and 10.1B)
^3.4		Certificate of Designations, Preferences and Rights Relating to Series A Cumulative Convertible Preferred Stock of the Company
*10.1		Limited Partnership Agreement of Operating Partnership, as amended
^10.1	A	First Amendment to Limited Partnership Agreement of Operating Partnership
^10.1	B	Second Amendment to Limited Partnership Agreement of Operating Partnership
^^10.2		Employment Contract effective as of April 1, 2000 by and between Laurence C. Siegel and the Company

*	Limited Partnership Agreement incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994, and amendments to Limited Partnership Agreement incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.
#	Incorporated by reference to the Registrant's Quarterly Report on Form 10-K for the year ended December 31, 2000.
^	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.
^^	Filed herewith.

QuickLinks

THE MILLS CORPORATION FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
THE MILLS CORPORATION CONSOLIDATED BALANCE SHEETS (In Thousands)
THE MILLS CORPORATION CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Data) (Unaudited)
THE MILLS CORPORATION CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Data) (Unaudited)
THE MILLS CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (In Thousands)
THE MILLS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
MILLS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, Dollars In Thousands)
THE MILLS CORPORATION (Unaudited)
  Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
THE MILLS CORPORATION EXHIBIT INDEX