Form 10-K
period 2001-12-31
MILLS CORP
filed 2002-03-28
CIK 914713

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 25, 2002 the aggregate market value of the 30,490,933 shares of common stock held by non-affiliates of the registrant was $845,818,481 based upon the closing price ($27.74) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 25, 2002, there were 30,490,933 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement for the annual shareholders meeting to be held in 2002 are incorporated by reference into Part III.

THE MILLS CORPORATION

Annual Report on Form 10-K
December 31, 2001

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

        Forward-looking statements, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "would be," or "continue" or the negative thereof or other variations thereon or comparable terminology are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are the general economic climate; the supply and demand for retail properties; interest rate levels; the availability to the Company of financing for its development projects; and other risks associated with the development, acquisition, and operation of retail properties, including risks that the development of the project may not be completed on schedule, that the Company may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated, as well as those risks described in the section entitled "Risk Factors" beginning on page 19 of this Form 10-K.

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

        We own interests in, develop, redevelop, lease, acquire, expand and manage a portfolio currently consisting of 12 super-regional, retail and entertainment-oriented centers (the "Mills"), two community shopping centers (the "Community Centers"), one urban entertainment/retail project (the "Block"), a portfolio of 46 single tenant net lease properties subject to net leases that operate as CVS pharmacies ("Net Lease Properties") and other related commercial development. We are a fully-integrated, self-managed real estate investment trust (a "REIT") with approximately 1,357 employees as of December 31, 2001 and provide all development, redevelopment, leasing, financing, management and marketing services with respect to all properties currently in operation. The Mills, Block and Community Centers comprise the primary focus of our operations, with approximately 18.3 million square feet of gross leaseable area ("GLA") in eleven states, of which approximately 1.0 million square feet is owned by certain anchor tenants.

        We were originally incorporated in the Commonwealth of Virginia on January 2, 1991 and reincorporated in the State of Delaware in 1994. We became a publicly traded company on April 21, 1994. We have authorized 150,000,000 shares of common stock, par value $0.01 per share, comprised of 100,000,000 shares of voting common stock and 50,000,000 shares of nonvoting common stock, and 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2001, there were 28,782,255 shares of common stock outstanding including 319,329 shares of common stock issued to the Operating Partnership and held in escrow to secure specific obligations pursuant to a settlement agreement entered into with Chelsea GCA Realty Partnership, L.P. and Simon Property Group, L.P. in October 1998. (The escrowed shares have been released in conjunction with the final payment made in

January 2002.) Additionally, there were 750,000 shares of series A cumulative convertible preferred stock outstanding. We are the sole general partner of the Operating Partnership and currently own 62.89% of the Operating Partnership's outstanding partnership units (before giving effect to the common stock held in escrow and the corresponding partnership units associated with those shares). Each partnership unit of the Operating Partnership (other than those owned by us) is exchangeable under specified circumstances, at our option, for the cash equivalent of a share of our common stock or for a share of our common stock.

        As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain limited exceptions. The Operating Partnership holds, directly or indirectly, 100% of the equity interests in the entities that own Potomac Mills, Franklin Mills, Sawgrass Mills (Phases I and II and as of October, 2001, The Oasis at Sawgrass), Gurnee Mills, Liberty Plaza, Concord Mills Marketplace and the 46 Net Lease Properties. The Operating Partnership also owns, directly or indirectly, an equity interest in the joint venture entity that owns Arizona Mills and varying partnership interests in the joint venture entities that own Ontario Mills, Grapevine Mills, The Block at Orange, Concord Mills, Katy Mills, Opry Mills, Arundel Mills and Discover Mills. Our partnership interests in the joint venture entities give us the right, among others, to receive, after preferential payments on unreturned capital contributions generally, a percentage of net operating cash flow generated by a particular property and a percentage of net proceeds following the occurrence of a major capital event, such as the sale of the real property or the project or the receipt of proceeds arising from condemnation of the project. For a description of our partnership interests for existing properties generally, see "Item 2. Properties—Description of Existing Properties." The Operating Partnership has formed other joint ventures to develop additional properties. We have similar partnership interests under these joint venture agreements and we anticipate that we will have similar partnership interests under future joint venture agreements. For a description of our partnership interests for properties under development, see "—Mills Under Construction—Development Pipeline."

        We conduct all of our business through the Operating Partnership and the Operating Partnership's various subsidiaries, which include: (i) Management Associates Limited Partnership, which provides leasing and management services for our wholly-owned projects, and (ii) MillsServices Corp. ("MSC"), which provides leasing and management services to our joint venture projects and provides development services for our properties and new properties acquired by us. The Operating Partnership owns 100% of the interests in Management Associates Limited Partnership and 100% of the voting common stock of MSC. Prior to August 2001, the Operating Partnership owned 5% of the voting common stock and 99% of the non-voting preferred stock of MSC. Through its ownership of 99% of MSC's non-voting preferred stock, the Operating Partnership had the perpetual right to receive 99% of the economic benefits (i.e. cash flows) generated by MSC's operations. The Company provides all of the operating capital of MSC. The two individuals who had contributed nominal amounts of equity of MSC for 95% of MSC's voting common shares and 1% of MSC's preferred stock, were officers and directors of both MSC and the Company. These two individuals' interests were aligned with the interests of the Company's management. Also, all of MSC's Board members were also Board members of the Company. All of these factors resulted in the Company having a controlling financial interest in MSC, and accordingly, the operations of MSC were consolidated by the Company prior to August 2001. In August 2001, the Operating Partnership acquired 95% of MSC's voting common stock and 1% of MSC's non-voting preferred stock that it did not then own for fair market value, totaling $170,000.

        MSC also owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that holds investments in retail joint ventures, such as its investment in 60% of FoodBrand L.L.C., the Company's food and beverage entity that was created in 1999 to master lease, manage and operate food courts and restaurants at the Company's malls. FoodBrand has existing operations at Katy Mills, Opry Mills, Arundel Mills and Discover Mills and will have operations at our future projects under development.

        We maintain our executive offices at 1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209. Our telephone number is (703) 526-5000. We also maintain a web site at www.millscorp.com. The information on our web site is not, and should not be considered to be a part of this Form 10-K.

Our Portfolio

        The following table sets forth a summary of our operating properties as of December 31, 2001:

NAME	LOCATION AND METROPOLITAN AREA SERVICED	YEAR OPENED/ ACQUIRED	APPROX. GLA (SQ. FT.)(1)	NO. OF ANCHOR STORES (2)
MILLS
Arizona Mills	Phoenix, AZ	1997	1,227,442	17
Arundel Mills	Baltimore, MD/ Washington, DC	2000	1,162,718	13
Concord Mills	Charlotte, NC	1999	1,247,394	16
Discover Mills	Atlanta, GA	2001	1,088,277	12
Franklin Mills	Philadelphia, PA/Wilmington, DE	1989	1,738,627	19
Grapevine Mills	Dallas/Ft. Worth, TX	1997	1,545,739	19
Gurnee Mills	Chicago, IL/Milwaukee, WI	1991	1,577,196	15
Katy Mills	Houston, TX	1999	1,189,772	13
Ontario Mills	Los Angeles, CA	1996	1,455,398	22
Opry Mills	Nashville, TN	2000	1,112,587	16
Potomac Mills	Washington, DC/Baltimore, MD	1985	1,635,061	18
Sawgrass Mills	Fort Lauderdale/Miami/Palm Beach, FL	1990	1,844,508	19
The Oasis at Sawgrass	Fort Lauderdale/ Miami/Palm Beach, FL	1999	287,372	3

MILLS TOTALS			17,112,091	202

THE BLOCK
The Block at Orange	Los Angeles/Orange County, CA	1998	655,368	10

COMMUNITY CENTERS
Liberty Plaza	Philadelphia, PA	1994	373,754	4
Concord Mills Marketplace	Charlotte, NC	2001	119,848	1

COMMUNITY CENTERS TOTALS			493,602	5

TOTALS			18,261,061	217

(1)
Presents the gross leaseable area ("GLA") of each of our operating properties. GLA includes 972,249 square feet of gross leaseable area owned by certain store tenants located as follows: Potomac Mills-80,000 square feet; Franklin Mills-209,612 square feet; Concord Mills Marketplace-11,316 square feet; Sawgrass Mills-281,774 square feet; Gurnee Mills-250,806 square feet; Ontario Mills-125,000 square feet; and Liberty Plaza-13,741 square feet. A ground lease at Franklin Mills of 152,370 square feet and a ground lease at Grapevine Mills of 177,063 square feet are also included.

(2)
An anchor store is a store that occupies at least 20,000 square feet.

        The following is a brief description of the two types of real estate projects in our portfolio:

        Mills.    Mills are the primary focus of our operations. A typical Mills contains 175 to 200 specialty tenants and 12 to 22 anchor tenants, and averages approximately 1.4 million square feet of gross leaseable area. Mills are essentially a hybrid of various retail formats with a diverse tenant base consisting of department stores, specialty stores, manufacturers outlets, off-price retailers, catalog retailers, "category killers" (which offer a selection of products in one defined merchandise category), and entertainment venues. The following list is representative of our tenants:

DEPARTMENT STORES	SPECIALTY STORES	MANUFACTURERS OUTLETS
Off 5th-Saks Fifth Avenue Last Call-Neiman Marcus Nordstrom Rack	Build a Bear Bath & Body Works The Limited Too	Ralph Lauren/Polo Liz Claiborne Tommy Hilfiger
OFF-PRICE RETAILERS	CATALOG RETAILERS
Benetton Outlet Banana Republic Factory Store Bebe Outlet	J. Crew L.L. Bean J.C. Penney Catalog Outlet
CATEGORY KILLERS	ENTERTAINMENT VENUES
Bed, Bath & Beyond Books-A-Million Bass Pro Shops Outdoor World	AMC Theatres Jillian's ESPN Skate Park

        Mills are located in large, metropolitan areas with a minimum of one million people within a 20 mile radius, a projected annual population growth of at least 6%, a minimum median annual household income of $50,000 or greater and a market with steady tourist appeal. The prototypical physical layout is a "race track" format of stores on one level with ample non-decked parking. We believe shoppers of Mills can generally be characterized as follows:

  •
  shoppers residing within a 10-15 mile radius of a Mills that use the Mills as their local regional mall equivalent;

  •
  shoppers residing within a 15-40 mile radius of a Mills that travel beyond other retail offerings to access the breadth and uniqueness of the Mills tenant mix; and

  •
  shoppers and tourists traveling from various distances as part of a planned shopping experience.

        Other Retail Formats.    We are continuing to explore the feasibility of alternative retail formats that will serve the unique needs of target markets such as major university towns, dense suburban areas and large city centers. With the opening of The Block at Orange in 1998, we created a new retail format consisting of an open-air urban mainstreet atmosphere combining both entertainment (with themed restaurants, theatres and other interactive attractions) with distinctive retail concepts such as Van's Skate Park, and a clothing/shoe store. The Company's continues to strengthen its position in the retail development industry leveraging the Mills concept with a powerful blend of shopping, entertainment, dining and recreation. We are creating synergies with the optimum retail concepts including office, hotel and convention facilities into our Meadowlands Mills project.

        In 2001, Mills began construction on its first European venture Madrid Xanadu. This new full-price retail format will contain the largest retailer in Spain, El Corte Ingles, (an anchor tenant, with

350,000 square feet of department store space), and will have as its centerpiece the Snow Dome which will consist of a 17-story indoor ski and snowboarding slope, the first of its kind in Spain.

        In addition to opening the Discover Mills in November of 2001 the Company negotiated its first naming rights deal with Discover Financial Services. Under the ten-year, multi-million dollar agreement, the Discover Card is the preferred method of payment at Discover Mills with special incentives and benefits for cardholders. This deal creates business synergies that will generate incremental revenue and leverage the Company's branding and marketing positioning for the next ten years.

Competitive Advantages

        All Mills are located in areas which have other shopping centers and retail facilities. The amount of rentable retail space in the vicinity of a Mills could have an effect on the amount of rent we charge and on our ability to rent vacant space and/or renew leases of the Mills. In addition, Mills compete with numerous shopping alternatives as retailers themselves face increasing competition from discount shopping centers, outlet malls, discount shopping clubs, direct mail, internet sales and telemarketing. However, we believe that the Mills have a number of inherent competitive advantages over other retail formats in operation today, and that these advantages have resulted in the strong operating performance of our portfolio of properties, as more fully described below.

        Consumer Draw.    We believe that the critical mass achieved by aggregating an average of over 175 stores and 1.4 million square feet of gross leaseable area under one roof, coupled with the distinctive physical characteristics of our Mills, are the primary reasons that our properties attract so many people and create extended shopping trips. We believe that people are attracted to our distinctive mix of tenants, which mix includes including department stores, specialty stores, manufacturer's outlets, off-price retailers, catalog retailers, "category killers" (which offer a selection of products in one defined merchandise category), and entertainment venues. We believe we have created a shopping environment that is festive and social, with interior designs resembling a "Mainstreet" atmosphere which incorporates staggered store fronts and roof lines, natural lighting and colorful graphic accents. Shopping avenues in our Mills are interspersed with a variety of food establishments and video and entertainment courts, further enhancing the entertainment nature of the shopping trip.

        We believe our Mills have a primary trade area of an estimated 40 miles. The Mills in operation during 2001 are among the top tourist destinations in their respective states. On average, each of our Mills projects attract 18 million visitors per year and each of our Mills projects are visited by more than 2,000 tour buses annually.

        Brand Awareness.    The Mills brand is synonymous with a one-of-a kind value, entertainment and variety retail offering. We believe that the Mills is the only retail shopping experience that is differentiated by its product type with the market, consumers and tourist shoppers and their identification with the Mills brand.

        Attractiveness to Tenants.    We believe tenants are attracted to our Mills as a result of the heavy foot traffic generated at Mills and the length and productivity of consumer visits, which translate into high sales levels. In addition, we believe tenant occupancy costs are low as a result of lower common area maintenance costs at a Mills versus many other retail formats. The lower common maintenance costs are a result of several factors, including:

  •
  Anchor contributions: 12 to 22 anchor stores make significant contributions to common area maintenance pools.

  •
  Low maintenance costs: one-story construction, smaller concourses and lack of deck parking require less maintenance.

  •
  Larger tenant base: Mills' significant specialty store tenant square footage results in a lower per square foot common area maintenance costs.

        Flexibility of Product.    The single-story, simple construction of our Mills allows us to easily reconfigure them in response to changing retail formats. Furthermore, our anchor leases give us more flexibility to establish our preferred merchandise mix and to undertake any desired remodeling projects than is afforded by traditional regional mall anchor leases. This flexibility makes it easier for us to make room for new and exciting retailers, which keep the product fresh and enhance consumer draw, and to replace underperforming stores.

        Barriers to Entry.    We believe that our status as the innovator of the Mills and Block product types, and our success with our existing portfolio, have made us the leading developer of large-scale value/entertainment oriented retail projects. The strong relationships we have developed with our tenants give us a number of competitive advantages in the development process, including the ability to validate project feasibility in the predevelopment stage with tenant commitments and the ability to fulfill significant pre-leasing requirements imposed by construction lenders. In addition, the complexity and financial commitment associated with developing a project the size and nature of a Mills precludes many potential competitors from entering our business.

MILLS UNDER CONSTRUCTION

Development Pipeline

        Projects Under Construction.    We currently have two projects under construction, comprising approximately 2.4 million square feet of new gross leaseable area. Estimated total development cost for these projects is approximately $391 million. The estimated development costs will be funded through construction financing proceeds and joint venture partner and our equity contributions. The following table sets forth certain information with regard to these projects:

Name/Location	Metropolitan Area Serviced	Anticipated Opening Date (1)	Approximate GLA (Sq. Ft.) (1)(2)	Estimated Aggregate Project Cost (1) (millions)	Required Equity from Company (millions)		Company's Equity at 12/31/01 (millions)	Anchor Store Tenant Commitments
Colorado Mills Lakewood, CO	Denver	Fall 2002	1,200,000	$201	$26		$17	7
Madrid Xanadu Madrid, Spain	Madrid	Spring 2003	1,200,000	$190	54€	(3)	$22	8

(1)
Anticipated opening dates and approximate gross leaseable area may be subject to adjustment as a result of factors inherent in the development process, some of which may not be under the direct control of the Company.

(2)
Approximate GLA includes space that may be owned by anchor store tenants.

(3)
Denominated in euros.

        The following is a brief description of the two Mills projects currently under construction:

        Colorado Mills—Lakewood, Colorado. The Colorado Mills project is being constructed on a 130-acre site located in Lakewood, Colorado, ten miles west of downtown Denver. The project is expected to be 1.2 million square feet. We have commitments from anchor tenants such as Off 5th — Saks Fifth Avenue, Neiman Marcus—Last Call, Target, United Artists, Eddie Bauer, Garts Sports, and Off Broadway Shoes. The Operating Partnership, through Mills-Kan Am Colorado Limited Partnership, has formed a joint venture with Stevinson Partnership, Ltd. and Greg C. Stevinson (together, "Stevinson"), to be known as Colorado Mills Limited Partnership, to develop the Colorado Mills project. On April 11, 2001, Stevinson contributed its interest in the Colorado site to Colorado Mills Limited Partnership. Mills-Kan Am Colorado Limited Partnership, which holds a 75% equity interest in Colorado Mills Limited Partnership, is fully obligated to fund all cash equity requirements for the development of Colorado Mills and will receive a 9% cumulative preferred return on the first $42.7 million of its equity contributions and a 12% cumulative preferred return on any additional equity contributions. Stevinson, which holds a 25% equity interest in Colorado Mills Limited Partnership, will receive capital account credit for the negotiated value of the land contributed, and will receive a 9% cumulative preferred return on its capital account credit. Any remaining cash flow will be distributed pro rata in accordance with ownership interest.

        Mills-Kan Am Colorado Limited Partnership, through which the Operating Partnership will develop and operate its interest in the Colorado Mills project, is a joint venture formed with Kan Am pursuant to which Kan Am and the Operating Partnership each is required to fund 50% of the total equity required to develop the Colorado Mills project. The project's equity requirement is $51 million, of which we had funded approximately $16.8 million of our required equity as of December 31, 2001. Kan Am's invested capital in this project as of December 31, 2001 was $25.5 million.

        Under the terms of the joint venture agreement with Kan Am, Kan Am and the Operating Partnership each will receive on a pro rata basis a cumulative construction period preference and a priority return during operations equal to 11% per annum on its qualifying equity. Any residual cash flow after preference payments will be distributed 75% to the Operating Partnership and 25% to Kan Am. The Operating Partnership will guarantee Kan Am's and Stevinson's portion of construction debt and Kan Am's preference until qualified permanent financing is secured for the project, except that the amount of preference guaranteed by the Operating Partnership will be reduced to 9% following the substantial completion and opening of the project. Proceeds from a major capital event, such as the sale of the real property or the project or the receipt of proceeds arising from condemnation of the project, will be distributed to the partners on a pro rata basis after the return of all capital contributions and the payment of any accrued but unpaid preferences. Commencing with the grand opening of the project, an affiliate of the Operating Partnership will receive an asset management fee equal to 0.5% of the capital contributions made by Mills-Kan Am Colorado Limited Partnership to Colorado Mills Limited Partnership, but not to exceed $0.3 million per year.

        At specified times following the fifth anniversary of the project's opening or, if earlier, upon a change in control of the Company, either the Operating Partnership or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, the Operating Partnership can require Kan Am to sell to the Operating Partnership for cash or limited partnership units of the Operating Partnership, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require the Operating Partnership to acquire for cash or limited partnership units of the Operating Partnership, at the Operating Partnership's election, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell right in the event of a change in control of the Company. Colorado Mills is targeted to open in the fall of 2002.

        Madrid Xanadu—Madrid, Spain. In August 2001, Mills Global II, LLC (our affiliate) entered into a joint venture agreement with Parecelatoria De Gonzalo Chacon, S.A. ("PGC"), pursuant to which the parties agreed to establish a joint ventures for the purpose of developing a retail and entertainment center and a joint venture to develop a snow dome indoor skiing facility on the site. The Madrid Xanadu project is being constructed on an 85-acre site located in the Municipality of Arroyomolinos, within the Communidad of Madrid and it will be in excess of one million square feet of gross leaseable area. This project will be anchored by a 350,000 square foot combination department store and hypermarket owned and operated by El Corte Ingles, the largest retailer in Spain. The project will also feature over 200 specialty retailers, including Sweden's Hennes and Mauritz, Italy's Benetton, and Spain's Zara which have already committed to the project. PGC as the landowner contributed the land to the joint venture, and Mills will contribute the capital in the form of equity to the retail joint venture. The retail joint venture will then contribute the U.S. dollar equivalent of 14 million British pounds in the form of a repayable tenant allowance loan and equity to the snow dome joint venture. Mills would own two-thirds of the retail joint venture and one-third of the snow dome joint venture. Mills would receive a 9% preference for its equity contributed to the retail joint venture, and the retail joint venture will receive 9% interest on the snow dome loan. The repayment of the snow dome loan would be secured by 75% of cash flow distributable to PGC from the retail joint venture and PGC will receive no distributions from sale or refinancing of the retail center until the snow dome loan is repaid. All public approvals necessary to commence construction were received and construction has commenced. Madrid Xanadu is targeted to open spring 2003. As of December 31, 2001, we had invested $28.1 million, including capitalized interest and overhead. Until certain conditions specified in the joint venture agreement have been satisfied (which includes the execution of certain additional agreements with El Corte Ingles), PGC has the right to purchase the company's interest in the joint venture at a price equal to its third party cost, plus any additional capital paid into the venture. The Company believes that these conditions will be satisfied by May 31, 2002, but can give no assurance that the conditions will be satisfied by that date.

        Projects Under Development.    In addition to the two projects currently under construction, we are also actively pursuing other prospective projects. These projects are in various levels of the due diligence stage during which we determine site/demographic viability, negotiate tenant commitments and work through third-party approval processes. Consistent with past practice, we will not begin construction on these projects until we have completed our investment due diligence process and have obtained significant pre-leasing commitments. While we currently believe that these projects will ultimately be completed, we cannot assure you that they will actually be constructed or that they will have any particular level of operational success or ultimate value. The following is a brief description of these prospective projects:

        St. Louis Mills—St. Louis, Missouri. In July 2001, we acquired a 200-acre site in Hazelwood, Missouri, for development of St. Louis Mills. We are in the process of forming a joint venture with Kan Am to contribute one-half of the project's estimated equity to develop the site. The site is located at the northwest quadrant of State Highway 370 and Missouri Bottom Road, approximately 16 miles from St. Louis and has all required entitlements. Some site work has already been completed. As of December 31, 2001, we had invested $39.8 million including capitalized interest and overhead. We anticipate commencement of construction in spring 2002 and an opening between fall 2003 and spring 2004.

        Vaughan Mills—Toronto, Ontario. In February 1998, we secured a site for the development of Vaughan Mills, the first Mills project to be developed in Canada. The 180-acre site is located in the City of Vaughan at the southeast corner of Highway 400 and Rutherford Road, approximately 20 miles north of downtown Toronto, Ontario. The project will be developed jointly by an affiliate of the Operating Partnership and by Cambridge Shopping Centres II Limited, as tenants in common. We anticipate that our final equity requirement for Vaughan Mills may exceed $30 million. As of Deember 31, 2001 we have funded approximately $40.1 million, including capitalized interest and overhead. We anticipate opening Vaughan Mills between fall 2003 and spring 2004.

        Meadowlands Mills—Carlstadt, New Jersey. We have acquired a mortgage interest in a 592-acre site located on the New Jersey turnpike (I-95) adjacent to Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of an ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan ("SAMP") for the Meadowlands area was published in the Federal Register on April 22, 1999. On July 20, 2000, the U.S. Army Corp of Engineers announced that it had completed the Draft Environmental Impact Statement on our Section 404 Fill Permit and the period for public comment closed in October 2000. In December 2001, the U.S. Army Corp of Engineers circulated its Draft Final Environmental Impact Statement to cooperating federal agencies and closed the comment period at the end of January 2002. Completion of the Final Environmental Impact Statement is the last step before the U.S. Army Corp of Engineers issues its decision on whether to issue a wetlands fill permit.

        The Acting Governor of New Jersey requested in March 2001 that we withdraw our permit applications for the existing site and consider an alternate site in Bergen County. While we refused this request, we engaged in conversations with State officials considering a redevelopment of the Meadowlands Sports Complex, to consider whether an acceptable alternate site might be defined for our project. Significant support for this conceptual move has emerged in business, labor and environmental circles, and we have engaged in further discussions with the State of New Jersey to consider the future of the Meadowlands Sports Complex including recent conversations with the new administration of Governor McGreevey.

        The mixed-use development will consist of 2.0 million square feet of gross leaseable area for Meadowlands Mills, plus office and hotel space. The project would be developed on an entitled site of 90.5 acres, plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by Meadowlands Mills Limited Partnership, a joint venture entity in which each of the Operating Partnership, Kan Am, Empire Ltd. and Bennett S. Lazare will hold an interest. Currently, the Operating Partnership and Kan Am are the sole partners in Meadowlands Mills Limited Partnership. Our equity requirement has not yet been determined. As of December 31, 2001, we had invested $72.7 million, which includes capitalized interest and overhead. Of the amount we have invested, $32.2 million is our equity contribution and the balance is an advance to Meadowlands Mills Limited Partnership. Kan Am's invested capital in the project was $24.0 million as of December 31, 2001.

        The joint venture agreement provides for Kan Am's right to require Meadowlands Mills Limited Partnership to redeem its interest in the joint venture if a construction loan is not obtained by June 30, 2003. The Operating Partnership and Kan Am each will receive a cumulative construction period preference and a priority return during operations equal to 9% per annum. Prior to securing qualified permanent financing, the Operating Partnership's construction period preference will be subordinated to Kan Am's construction period preference. Additionally, payment of the Operating Partnership's construction period preference will be made only from proceeds of the construction loan and only if the terms of the construction loan documentation so permit.

        The Operating Partnership currently guarantees Kan Am's preference. Beginning on the "Project Commencement Date," which is the date on which certain material contingencies have been satisfied, the Company will guarantee the return of Kan Am's capital contribution upon exercise of its redemption right, and which may occur prior to securing the construction loan. The Operating Partnership will guaranty Kan Am's portion of construction debt when a construction loan is obtained. The Operating Partnership's guaranty of Kan Am's preference and Kan Am's portion of construction debt will continue until qualified permanent financing is secured for the project. As of December 31, 2001, Kan Am's unpaid preference was $0.5 million.

        At specified times following the tenth anniversary of the project's opening, either the Operating Partnership or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, the Operating Partnership can require Kan Am to sell to the Operating Partnership for cash or limited partnership units of the Operating Partnership, at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require the Operating Partnership to acquire for cash or limited partnership units of the Operating Partnership, at the Operating Partnership's election, Kan Am's entire interest in the partnership.

        San Francisco Piers 27-31—San Francisco, California. In April 2001, the San Francisco Port Commission awarded us the exclusive right to negotiate for a long-term lease on Piers 27-31 on the San Francisco waterfront, in order to develop a full-price mixed-use office, retail, entertainment and recreation project. These negotiations have begun and are ongoing.

        Projects Under Review.    In addition to the projects discussed above, we are also conducting due diligence on several other proposed sites for future projects, including sites in Cleveland, Ohio; Boston, Massachusetts; San Francisco, CA and Tampa, Florida. We continue to evaluate various prospective international sites, in addition to other domestic sites for Mills-type and other retail oriented projects.

New Business Opportunities

        The following is a brief description of new revenue generating opportunities that are related to, or are extensions of, our core business of developing, redeveloping, leasing, financing and managing retail projects. We expect to grow this aspect of our business significantly during the next few years, subject to tax law limitations applicable to REITs.

        Investing in Retail and Entertainment Concepts. Historically, many new retail and entertainment concepts have been developed at the Mills. A recent example is FoodBrand, an entity which was created in 1999 to master lease, manage and operate food courts and restaurants at our malls and that until October 2001 was owned 100% by MEI. In October 2001, we added a new partner, the Panda Restaurant Group, one of the nation's largest restaurant companies. Initial operations in 1999 existed at Katy Mills and in 2000 the operations were expanded into Opry Mills and Arundel Mills and Discover Mills operations were added when the mall opened in November 2001. Other opportunities for expansion and growth exist at future projects under development. We believe we have additional opportunities for investment in our own development pipeline where we view the risk of food court operations as similar to our real estate developments but where we expect to earn superior returns.

Capital Strategies

        To fund our capital needs, we have generally utilized project specific secured financing, joint venture equity contributions, cash flow from operations, our $75 million revolving loan and the issuance of preferred and/or common equity. New development is financed with construction loans, tax increment municipal financing and joint venture partner equity contributions. After project openings, the projects are refinanced with permanent debt generally in the form of non-recourse, fixed rate mortgage debt. The following is a description of our capital cycle and the various funding sources utilized:

        Development Financing. A typical Mills project costs approximately $200 to $250 million to build. Approximately 65% to 75% of this cost is funded with a construction loan, provided by a bank group led by an agent bank. This financing is obtained after a substantial portion of the equity contributions to a project have been made and is based upon the achievement of certain levels of pre-leasing. We have relationships with multiple lenders in the construction loan market. Our construction loans generally have terms of three years, some with extension options for an additional two years. Interest rates typically range from 120 to 275 basis points over LIBOR. The construction loans are typically guaranteed by us and our joint venture partners other than Kan Am, and are generally obtained on a several and not joint basis. When Kan Am is a partner in a project, we and our other joint venture partners, on a pro rata basis, guarantee Kan Am's portion of the construction debt in addition to our own portions. See "Strategic Relationships." Guarantees are generally reduced incrementally after completion of a project based upon the achievement of interest coverage ratios (ranging from 1.0 to 1.5).

        In addition to construction debt, we have historically been able to obtain tax increment financing to fund infrastructure costs (including roads, traffic signals and interstate on and off ramps). This financing generally takes the form of bonds that are issued by the local municipality in which our project is located, and the capital is advanced as the infrastructure improvements are constructed. This type of financing is advantageous to us because debt service is typically paid from special tax assessments levied against the project which are passed on to the tenants as part of their contractual leases, or from sales tax revenues generated by the project and paid by shoppers. We have been successful in obtaining this form of financial assistance because our projects typically create new jobs and generate large sales revenues, much of which comes from outside the municipality and is therefore beneficial to the municipality.

        The remainder of the cost of a development project is funded with equity contributed by us and our joint venture partners. See "Strategic Relationships." These equity contributions fund the initial development costs prior to the funding of the construction loan. Our share of required equity is funded with cash from operations, including proceeds from land sales, our revolving loan and proceeds from any corporate debt or equity offerings.

        Permanent Financing. After a new project opens and stabilizes, which generally occurs within 36 months of opening, we generally refinance the construction loan with permanent, fixed rate, non-recourse mortgage debt. This debt is usually amortized over 30 years, with anticipated balloon payments due within a five to ten-year period. We have found that the credit of our tenants and the stable nature of the property cash flows make our projects attractive collateral for a number of real estate lenders, including commercial banks, life insurance companies and investment banks (in the form of commercial mortgage backed securitizations). When refinancing a construction loan, we have generally achieved investment grade ratings on the entire refinanced balance. The refinancings of

Ontario Mills, Grapevine Mills and Arizona Mills are examples of projects that are encumbered by permanent investment grade securitized mortgage loans. As of December 31, 2001, our indebtedness had a weighted average maturity of 5.83 years and a weighted average interest rate of 6.81%, including our share of funded construction and operating debt of the unconsolidated joint ventures. We intend to permanently finance our future projects in a similar manner.

Strategic Relationships

        We have formed strategic relationships with certain developers and equity partners. Historically these relationships have served as a source of equity for development projects, mitigated development risk and competition and provided assistance in the identification of new development opportunities and the development and expansion of tenant and lender relationships. The following is a brief description of our contractual strategic partnerships.

        Kan Am. We have a long-standing relationship with Kan Am, a German syndicator of closed U.S. real estate funds which currently manages about $700 million in equity for approximately 5,500 German investors. Over the last five years, Kan Am has invested approximately $330 million in equity in various projects with us. To date, Kan Am has never failed to raise the agreed upon level of capital.

        In addition to its existing investments at the property level, as of December 31, 2001, Kan Am owns approximately 30.7% of the partnership units of the Operating Partnership. Each unit is exchangeable under specified circumstances, at our option, for the cash equivalent of a share of our common stock or for a share of our common stock. Directors and executive officers of Kan Am hold three seats on our Board of Directors.

        We are in the process of finalizing documentation with Kan Am pursuant to which Kan Am will commit during 2002 to contribute up to $50 million for investment in qualifying development projects. Kan Am's contribution commitment will be satisfied by entering into joint venture agreements with us relating to individual projects. It is contemplated that the terms of these joint venture agreements with Kan Am will be substantially similar to the terms of the joint venture agreement for the Colorado Mills project, which terms are described under "—Development Pipeline- Projects Under Construction," although the terms of individual projects may differ from the terms for the Colorado Mills project. We will not be obligated to offer Kan Am the opportunity to participate in development projects on these terms.

        We also are in the process of finalizing a waiver of the "Ownership Limit" established in our Amended and Restated Certificate of Incorporation as to Kan Am and its affiliates, subject to limitations established in our Amended and Restated Certificate of Incorporation to preserve our REIT status. This waiver, which is contingent on Kan Am and us entering into a definitive agreement relating to Kan Am's commitment to contribute additional funds for development projects as described above, also will apply to the initial transferees of Kan Am and its affiliates, subject to continued compliance by Kan Am with its contribution obligations, to Kan Am's compliance with certain first refusal rights in our favor, and to compliance by Kan Am and its affiliates and such transferees with the applicable restrictions relating to preservation of our REIT status.

        There can be no assurance that we will enter into a definitive agreement on the terms outlined above or at all. Additionally, Kan Am's contribution commitment obligation would be contingent on our ability to offer to Kan Am qualifying development projects that satisfy the criteria described in the contribution documentation. Many of the criteria are dependent upon factors that are not within our control, and therefore we cannot assure you that we will be able to make offers to Kan Am of projects that would require Kan Am to make contributions.

        As of December 31, 2001, Kan Am has property level investments in seven existing projects, Ontario Mills, Grapevine Mills, The Block at Orange, Concord Mills, Katy Mills, Arundel Mills and

Discover Mills. In addition, Kan Am is participating with us in our efforts to develop the Meadowlands Mills site near Carlstadt, New Jersey and to construct Colorado Mills to be located near Denver, Colorado. Currently, we are in the process of forming a joint venture with Kan Am for the development of St. Louis Mills.

        Cambridge Shopping Centres Limited. In October 1999, we entered into a Master Agreement with Cambridge Shopping Centres Limited ("Cambridge") pursuant to which we agreed to examine with Cambridge the feasibility of jointly acquiring, owning, developing, constructing and operating one or more Mills projects in the Provinces of Ontario, Quebec, Alberta and/or British Columbia or one or more Block projects in any Province in Canada. Pursuant to the agreement, we and Cambridge have jointly acquired the site in Vaughan, Ontario and are examining the feasibility of several other locations. The agreement generally provides that when Cambridge jointly develops a site with us, the parties will hold their interests as tenants-in-common having equal interests. The agreement restricts either party from developing a Mills project in the four specified Provinces or from developing a Block project anywhere in Canada without first offering to the other party the right to participate equally in the development. The agreement also prohibits either party from developing a Mills project within a fifty mile radius of any project developed by the parties, and from developing any project having a gross leaseable area in excess of 400,000 square feet within a ten mile radius of any project developed by the parties unless the individually-developed project is approved by the other party. The term of this agreement extends through December 31, 2005, unless otherwise agreed by the parties.

        Simon Property. In November 1995, we entered into an agreement with Simon Property pursuant to which we agreed to examine with Simon Property the feasibility of developing Mills projects in eight specified markets. Since entering into this agreement, we have jointly, with Simon Property, developed Ontario Mills in Ontario, California; Grapevine Mills in Grapevine, Texas; Arizona Mills in Phoenix, Arizona; Concord Mills in Charlotte, North Carolina; and Arundel Mills in Anne Arundel County, Maryland. The agreement generally provides that if Simon Property jointly develops a Mills project with us, each party will hold equal interests and will be required to contribute needed equity on a pro rata basis. The agreement restricts Simon Property from developing a Mills-type project unless it first offers to us the right to participate equally in the development. In exchange, the agreement also restricts us from developing a Mills project in 25 specified metropolitan areas in which Simon Property has major mall investments without first offering to Simon Property the right to participate equally in such development. These restrictions extend through December 2003. The agreement also prohibits Simon Property from acquiring more than 800,000 shares of our common stock, acquiring representation on our Board of Directors or from hiring specified members of our senior management without our prior written approval.

        Taubman Realty. In May 1998, we entered into an agreement with Taubman Realty (partner in our joint venture that developed Arizona Mills) to jointly develop four Mills projects during the initial five-year period of the term and a total of seven Mills projects in the ten-year term. The agreement establishes ownership percentages for each project, and contemplates that the partners will contribute their pro rata share of the equity required for such projects. The agreement requires that each partner approve major decisions on the venture, and requires the partners to share responsibility for developing, leasing and managing the projects.

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

  •
  At Potomac Mills, we remerchandised approximately 101,000 square feet of specialty space and 93,000 of anchor space over the last five years, adding tenants such as Van's Skate Park, Brooks Brothers, Hush Puppies, Jones New York, Oshkosh B'Gosh, Pacific Sunwear, Polo Ralph Lauren Factory Store, Samsonite, Bath & Body Works, Bebe, Aeropostale, Tommy Hillfiger, and Banana Republic. In 2001, we released approximately 38,000 square feet of specialty space with tenants such as Liz Claiborne, Timberland and Chico's. Average specialty store sales at Potomac Mills rose approximately 13% from 1996 to 2001.

  •
  At Franklin Mills, we upgraded our tenant mix by adding approximately 175,000 square feet of fashionable new tenants including Aeropostale, BCBG, DKNY, Kenneth Cole, L'eggs Hanes Bali, Old Navy, Perry Ellis, Polo Ralph Lauren Factory Store, Reebok-Rockport and Greg Norman, The GAP Outlet, Oshkosh B'Gosh and Bebe. In 2001, we re-leased approximately 20,000 square feet of anchor space to Liz Claiborne and 33,000 square feet of specialty space to tenants such as Banana Republic Factory Store, and Sketchers USA. Average specialty store sales at Franklin Mills rose approximately 22% from 1996 to 2001.

  •
  At Gurnee Mills, we have re-tenanted 40,000 square feet with upscale fashion tenants such as The GAP Outlet, Abercrombie & Fitch, Nautica, Chico's, and The Limited Too and added a 125,000 square foot Bass Pro Shops Outdoor World. In 2001, we re-leased 40,000 square feet of anchor space to Circuit City. Average specialty store sales at Gurnee Mills rose approximately 16% from 1996 to 2001.

  •
  At Ontario Mills, during 2001, we re-leased 45,000 square feet of anchor space to Nike and Off Broadway Shoes. Average specialty store sales at Ontario Mills rose approximately 11% from 1997 to 2001.

        Active Management and Promotion of Properties to Tenants and Consumers. As a result of the performance of our properties and our strong relationships with retailers, the Mills have had a high degree of tenant retention. During 2001, for example, 80% of the expiring specialty store gross leaseable area was renewed by the existing tenants.

        We generally obtain favorable lease terms as evidenced by the long duration of our leases, their fixed rent step increases and their percentage rent provisions.

        Anchor leases, which generally represent approximately 60% of the gross leaseable area of any individual project, generally have a ten-year term with a series of five-year options exercisable at the tenant's discretion. Specialty store leases generally range from three to seven years in term. As of December 31, 2001, the weighted average lease maturity for our existing portfolio of leases was 7.5 years.

        Our leases generally provide for the payment of a fixed base rent as well as an additional rent based upon sales levels achieved by the tenant. The lease agreements also typically provide for base rental increases either in the form of fixed rate step-ups or consumer price index increases.

        We promote our Mills to consumers by spending $1.0 million to $1.5 million annually per Mills on advertising aimed at consumers. Our success in this program is evidenced by the following:

  •
  On average, 18 million people visit each Mills, ranking each Mills as a top tourist attraction in its respective state;

  •
  Average length of visit is significantly higher than the peer group average; and

  •
  Primary trade area is extended to 40 miles with tourist draw from 50 states and 49 countries.

        Maintenance of High Standards of Physical Assets. We believe our properties are well maintained physically. To ensure a high quality shopping experience for our customers, in addition to our regular recurring maintenance program, we invested an additional $144.6 million in renovation and expansion projects in our assets from 1996 to 2001.

Development Strategy

        Proven Track Record. Since our initial public offering in April 1994, we have developed and opened eight new Mills projects and one new Block project, adding a total of approximately 11 million square feet of new gross leaseable area to our portfolio at a total cost of approximately $1.9 billion. Each of these projects was completed in a timely fashion and on budget, with strong occupancy levels as outlined below:

Project	Date Opened	Occupancy at Opening (1)
Ontario Mills	November 1996	91.3%
Grapevine Mills	October 1997	91.8%
Arizona Mills	November 1997	92.6%
The Block at Orange	November 1998	88.5%
Concord Mills	September 1999	88.4%
Katy Mills	October 1999	91.2%
Opry Mills	May 2000	92.4%
Arundel Mills	November 2000	87.5%
Discover Mills	November 2001	87.7%

(1)
Occupancy is percentage of gross leaseable area subject to fully executed leases.

        Disciplined Approach. We intend to complete one to two new development projects per year, depending on market conditions and capital availability. We employ what we consider to be a highly disciplined approach to the development process. Our in-house development team consists of several senior officers who are responsible for all aspects of development, including market research, site selection, predevelopment work, construction and tenant coordination. We maintain strict asset management control through the entire development process, including frequent internal reviews of costs and leasing status.

        To mitigate development risk, we have adopted a number of procedures, including the following:

  •
  Site Selection: Mills projects are developed in the top standard metropolitan statistical areas that are populous, growing and reasonably affluent. We typically select sites within our target markets that have at least one million people within a 20-mile radius. The sites must be well situated and near major transportation arteries. We perform predevelopment work when land is under option to minimize capital exposure.

  •
  Pre-leasing: We obtain tenant validation prior to land acquisition and obtain significant pre-leasing commitments prior to construction commencement and financing. We traditionally obtain letters of intent and approvals from at least five to ten key anchor tenants indicating their desire to join us in the project. Typically, a project will be 40-50% pre-leased before construction financing is obtained.

  •
  Financing: We maintain a relationship with a network of banks to facilitate construction financing and utilize strategic and financial equity partners to share in the risks and costs, including loan guarantees.

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

        Limited quantities of asbestos-containing materials are present in certain of our properties. The asbestos-containing materials found are generally non-friable (meaning that the asbestos-containing materials are not easily crumbled and thus are less likely to release asbestos fibers into the air), in good condition and are unlikely to be disturbed. With certain exceptions, these asbestos-containing materials will be removed by us in the ordinary course of renovation or reconstruction. Prior to removal, these asbestos-containing materials will be monitored and maintained by us in accordance with procedures established by the Environmental Protection Agency, the Occupational Safety and Health Administration and other applicable governmental authorities.

        Insurance. The tragic events of September 11th have resulted in an increase in insurance and security costs which are anticipated to be absorbed by the Company's tenants with only a modest impact on common area maintenance costs at each property. Insurance providers have reduced coverage for terrorist attacks from full coverage to a $100 million per incident maximum, which reduction could impact the loan underwriting process for the Company's future construction loans and the refinancing of the Company's existing debt. There is a possibility that the Federal government may provide assistance to companies that can no longer can obtain full coverage insurance for terrorist attacks. The Company has not yet assessed what the impact of a reduction of such coverage will be on the Company as a whole. Except in connection with terrorist attacks, management believes that all of our properties are adequately covered by insurance.

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

RISK FACTORS

        Described below are risks that we believe are material to our shareholders and to potential investors. You should consider carefully the following material risks together with the other information contained in and incorporated by reference in this Form 10-K, and the descriptions included in the Company's Consolidated Financial Statements and accompanying notes, before making a decision to invest in our capital stock.

RISKS ASSOCIATED WITH OUR CAPITAL STOCK

        You may be subject to adverse consequences if you attempt to acquire shares in excess of 9.225% of our capital stock.

        For us to qualify as a REIT, ownership of our capital stock, directly or by virtue of the applicable attribution provisions of the Internal Revenue Code, by any person or persons acting as a group is limited to 9.225% of our outstanding capital stock. Any transfer that would cause you to violate this 9.225% ownership limit will result in the immediate conversion of the excess shares into shares of "excess stock" that are non-voting and that may not participate in distributions (except for distributions in a liquidation of our company). The shares of excess stock would be immediately transferred to us as trustee of a trust for the exclusive benefit of beneficiaries that you may designate, subject to our right to purchase the shares for fair consideration.

        You may be subject to adverse consequences if you are not a U.S. person and you attempt to acquire shares of our capital stock.

        Provisions in our certificate of incorporation are designed to ensure that we maintain our status as a REIT by rendering void transfers of our shares that will jeopardize our status as a REIT and by eliminating rights of the shares of transferred stock. Under these provisions, if you are not a U.S. person and you acquire shares of our capital stock, if your acquisition causes less than 50% of our capital stock to be owned by U.S. persons, the shares that you acquire may convert immediately into shares of excess stock that will be non-voting and that may not participate in distributions (except for distributions in a liquidation of our company). The shares of excess stock would be immediately transferred to us as trustee of a trust for the exclusive benefit of beneficiaries that you may designate, subject to our right to purchase the shares for fair consideration.

        The price of our common stock is subject to many factors, some of which are not in our control.

        The price of our common stock in the public markets may be adversely affected by a number of factors, many of which are beyond our control. These factors include:

  •
  possible increases in market interest rates, which may lead to higher borrowing costs for the Company and lead purchasers of common stock to demand a higher annual return from our stock relative to other investments;

  •
  the relatively low daily trading volume of REITs in general, including our common stock; and

  •
  our ability to invest the proceeds of offerings of securities in a manner that will increase earnings per share.

        Any adverse effect on the market price of our common stock would materially adversely affect the value of your investment in our common stock. Additionally, a significant decrease in the market price of our common stock would make it more difficult for us to raise funds through future offerings of our common stock.

        We may issue a large number of shares of our common stock. Future sales of these shares could adversely affect the value of your investment in our common stock.

        We may issue shares of common stock upon redemption of outstanding units of Mills LP issued at various times, including in connection with our formation and our initial public offering in 1994, and our subsequent acquisition of assets at various times. We have issued, and may be obligated to issue in the future, a substantial number of units of Mills LP to our joint venture partners in connection with their capital contributions to our joint venture projects, and to other persons or entities that contribute to our joint venture projects. These units of Mills LP are, and upon issuance, will be exchangeable for shares of our common stock. In addition, as of February 25, 2002, we have granted or authorized to be granted options to purchase 3,249,502 shares of common stock, taking into account options exercised and options forfeited upon employment termination, and we have authorized to be granted but have not issued 413,565 shares of restricted stock to a number of our directors, officers and employees. The issuance or sale of a substantial number of shares of common stock, or the perception that those sales could occur, could adversely affect prevailing market prices for shares. We cannot predict what effect future issuances and sales of common stock will have on the market prices of shares.

        Distributions to holders of our common stock are junior in right of payment to dividends on our preferred stock and our other liabilities.

        Mills LP's ability to make distributions to us depends on its subsidiaries' and joint ventures' ability first to satisfy their obligations to their creditors and then to make distributions to Mills LP. Similarly, our ability to make distributions to our stockholders depends on Mills LP's ability first to satisfy its obligations to its creditors and then to make distributions to us. In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to any of our subsidiaries or joint ventures, holders of their indebtedness and their creditors will generally be entitled to payment of their claims from the assets of those subsidiaries and joint ventures before any assets are made available for distribution to us. In every case, the holders of our common stock, and all other equity securities junior in right as to dividends and liquidating distributions to our series A cumulative convertible preferred stock, par value $.01 per share, will have the right to participate in any distribution of our assets only after the claims of our creditors and holders of our series A preferred stock are satisfied. The certificate of designations governing our series A preferred stock prohibits us from making dividend payments, distributions and all other payments to holders of our common stock and all other equity securities junior in right to our series A preferred stock, unless we have paid all accrued dividends on our series A preferred stock or set apart funds for payment of the dividends due to holders of our series A preferred stock.

RISKS ASSOCIATED WITH OUR COMPANY

        New accounting pronouncements and regulations could have an impact on our future earnings and funds from operations.

        We are required to implement new accounting pronouncements and regulations applicable to our business when issued by the Financial Accounting Standards Board, the Commission and other regulatory organizations within the accounting profession. Currently there are three pronouncements being considered that impact the real estate industry. The first proposal, "Accounting for Investments in Real Estate Ventures," contemplates a change in the method of calculating equity in earnings of unconsolidated joint ventures. The second proposal, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment," would eliminate the capitalization of various development costs and would require depreciation of different asset components based upon each of their lives.

        The third proposal is to eliminate the extraordinary classification requirement for debt extinguishments through a rescission of FASB Statement No. 4, "Reporting Gains and Losses From Extinguishment of Debt," which would require the Company to classify costs incurred to refinance debt obligations as ordinary operations rather than as an extraordinary item beginning January 1, 2003. Additionally, this proposal will require a similar reclassification of prior period amounts when comparative amounts are disclosed subsequent to adoption by the Company. Adoption of this proposal would not affect our reported earnings, but would reduce our reported funds from operations. For the year ended December 31, 2001, we reported as $16.6 million in extraordinary losses from extinguishment of debt.

        All proposals are still in the adoption process and have not been finalized. Accordingly, we cannot assure you that these proposals will be adopted in their current form or at all. If adopted, the final form of these proposals could have an impact on our earnings and funds from operations.

        We have substantial indebtedness. We require significant cash flow in order to make required payments on our securities and on our indebtedness.

        As of December 31, 2001, we had total debt of approximately $1.6 billion, including our pro rata share of unconsolidated joint venture debt. In addition, as of the date of this report, we have issued and outstanding 750,000 shares of series A preferred stock. We must make regular dividend payments to the holders of our series A preferred stock. The dividends payable are calculated based on the number of shares outstanding and the dividend rate, which regularly increases from year to year. We have also guaranteed selected outstanding unconsolidated joint venture debt, representing an affiliate's portion of outstanding unconsolidated joint venture debt, which guaranties expire upon the achievement of specified financial performance tests. We expect to make similar guarantees in connection with our future developments.

        We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. If a property were mortgaged to secure payment of indebtedness and we were unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies. We are subject to the additional risk that our cash flow may be insufficient for us to make the required dividend payments to the holders of our series A preferred stock. If we fail to make the required dividend payments to the holders of our series A preferred stock, we will be subject to serious penalties under the terms of the documents that govern our series A preferred stock. Our substantial debt and our dividend obligations on the series A preferred stock could cause us to be unable to make dividend payments, distributions and other payments on our common stock and all other equity securities junior in right to our series A preferred stock.

  Our degree of leverage could limit our ability to obtain additional financing.

        As of December 31, 2001, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $1.6 billion, which represented approximately 55.0% of our total market capitalization as of that date. As used in this report, total market capitalization means the sum of the outstanding indebtedness (including our share of joint venture indebtedness), the total liquidation preference of all our preferred shares and the total market value of our common shares and units of partnership interest of Mills LP, based on the closing price of our common stock as of December 31, 2001. Increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and may make us more vulnerable to a downturn in business or the economy generally.

        We will need additional capital to either refinance or repay existing indebtedness at maturity. There is no guaranty that we can refinance or obtain other financing to repay matured debt.

        The terms of most of our indebtedness do not require significant principal payments prior to maturity. Currently, we do not anticipate making any additional principal payments prior to maturity. Consequently, in order to pay the full principal amount at maturity, we may need to refinance or repay our indebtedness by (1) obtaining additional secured or unsecured debt financing; (2) issuing private or public debt instruments; (3) offering for sale additional equity securities; or (4) selling our assets. We have no refinancing commitments covering the principal payments at maturity. We cannot assure you that refinancing will be available on reasonable terms or at all. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to refinanced indebtedness would increase, which would adversely affect our funds from operations and reduce the amount of distributions we can make to our stockholders. If we are unable to secure refinancing of the mortgage indebtedness encumbering a property on acceptable terms, we may be forced to dispose of that property upon disadvantageous terms, or the mortgagee could foreclose upon the property. In addition to the loss of a source of income and an income flow, a disadvantageous sale or foreclosure may result in a partial or complete loss on our investment.

        A significant increase in the dividend rate on our series A preferred stock takes effect if we have not repurchased our outstanding series A preferred stock by October 30, 2004. In order to complete the repurchase of this series A preferred stock and prevent the dividend rate increase from taking effect, we may need to raise additional capital. There is no guaranty that we can raise additional capital for this repurchase.

        Dividend payments to holders of our series A preferred stock will increase significantly if shares of series A preferred stock remain issued and outstanding on October 30, 2004. Under the terms of our series A preferred stock, we are not permitted to repurchase our series A preferred stock prior to November 11, 2003 without incurring substantial extra costs. Accordingly, we anticipate that we will attempt to repurchase our series A preferred stock between November 11, 2003 and October 30, 2004. In order to finance the repurchase, we may need to use one or more of the methods listed in the previous risk factor. We cannot assure you that we will obtain financing on reasonable terms or at all. If we are unable to secure financing on reasonable terms, we may not be able to repurchase our outstanding series A preferred stock prior to the increase in required dividend payments, if at all.

        Holders of series A preferred stock have the right, under specific circumstances, to require us to repurchase the series A preferred stock. There is no guaranty that we can obtain financing for the repurchase. If we do not timely repurchase the series A preferred stock, the repurchase price will increase significantly.

        Holders of series A preferred stock may exercise their right under the series A preferred stock purchase agreement to require us to repurchase all or a portion of our series A preferred stock if:

  •
  a change in control occurs;

  •
  we fail, or we are deemed based on substantial evidence to fail, to continue to qualify as a REIT;

  •
  a material event of noncompliance occurs, such as a violation of the restrictive covenants described in the following risk factor or our failure to observe our obligations in connection with our call right to require the holders of series A preferred stock to sell to us all of the then outstanding shares of series A preferred stock; or

  •
  shares of series A preferred stock remain issued and outstanding after April 30, 2006.

        Generally, the repurchase price varies based on the event giving rise to the put right of the holders of series A preferred stock and the time of its occurrence. However, if the event is our failure to continue to qualify as a REIT or a material event of noncompliance, in each case caused by our willful and intentional actions, then the repurchase price will increase significantly. The increased repurchase price is based on a higher internal rate of return on the purchase price of the series A preferred stock and will be calculated from the date of purchase.

        We do not have any financing arrangement in place for the repurchase of the series A preferred stock when required. In order to finance the repurchase, we may need to use one or more of the methods listed above. We cannot assure you that we will obtain financing on reasonable terms or at all. If we are unable to secure appropriate financing, we may be unable to repurchase on a timely basis, or at all, the shares of series A preferred stock that are put to us by the holders of series A preferred stock. In that case, we will become obligated to pay the increased repurchase price.

        We have entered into agreements that impose a number of restrictive covenants that may hinder our operational flexibility. Violation of these restrictive covenants carries serious consequences that may materially adversely affect our operations.

        Our revolving loan and term loan and the series A preferred stock purchase agreement impose numerous restrictive financial and operating covenants on us, including covenants that limit our ability to (1) incur additional debt, (2) sell assets, (3) repurchase our securities and (4) engage in mergers and consolidations. For example, if we sell any portion of our four wholly owned properties, holders of our series A preferred stock may require us to repurchase shares of our series A preferred stock at substantial release prices.

        Under our revolving loan and term loan, the lenders may accelerate payment and may pursue standard remedies upon a violation of any covenant. In addition, our failure to observe a number of the listed covenants constitutes a material event of noncompliance under the series A preferred stock purchase agreement and gives the holders of our series A preferred stock the right to require us to repurchase all or a portion of the then outstanding shares of series A preferred stock. If the material event of noncompliance triggering the put right of the holders of series A preferred stock is caused by our willful and intentional actions, then we must pay the increased repurchase price described above. Even if the material event of noncompliance is due to an inadvertent act, we still must pay the increased repurchase price if we do not make the repurchase in a timely manner. We may avoid the consequences under the series A preferred stock purchase agreement by exercising our call right to repurchase the shares of series A preferred stock then outstanding before taking the action that constitutes a violation. Our ability to exercise our call option, however, is subject to:

  •
  our ability to obtain financing for the premium payable upon repurchase, which premium depends on when we exercise our call option;

  •
  our obtaining the consent of the lenders under the credit facility and the term loan; and

  •
  a prohibition on exercise prior to April 30, 2002, except in very limited circumstances.

        These restrictions reduce our flexibility in fulfilling our obligations following the exercise of our call option, and otherwise reduce our ability in conducting our operations.

        The occurrence of an event of noncompliance under the series A preferred stock purchase agreement may give holders of our series A preferred stock rights that materially adversely affect the rights of holders of our common stock.

        Upon the occurrence of an event of noncompliance under the series A preferred stock purchase agreement, subject to a cure period for curable events, or our failure to make a required dividend payment:

  •
  the dividend rate payable on the series A preferred stock will increase significantly;

  •
  holders of series A preferred stock will vote with holders of common stock on all matters submitted to a vote of our stockholders, and will have the number of votes equal to the number of shares of common stock that they would receive if they were to convert their shares of series A preferred stock into common stock; and

  •
  holders of series A preferred stock will have the right to elect one member to our board of directors. If a failure to make a required dividend payment were to continue through the next scheduled dividend payment date, holders of series A preferred stock would have the right to elect an additional member to our board of directors. In addition, if the event of noncompliance constitutes a material event of noncompliance, the holders of series A preferred stock also have the right to require us to repurchase all or a portion of the series A preferred stock then issued and outstanding.

        We depend on third party financing for our development and expansion activities.

        We are developing and plan to continue to develop new retail properties, including new Mills. The funds necessary to construct and develop new properties must be obtained through issuance of additional equity or debt securities offerings, conventional third-party debt financing, loan arrangements or joint venture arrangements. We cannot assure you that we will obtain the financing necessary to fund new development and expansion projects. In addition, the additional debt service payments required in respect of any additional debt incurred, and the dilutive effect of any additional equity securities issued to finance future development, could adversely affect our ability to make distributions to our stockholders. Financing by third parties may carry a floating interest rate. We anticipate financing new projects, some of which could be developed through joint venture arrangements, through lines of credit or other forms of secured or unsecured construction financing which generally carry a floating interest rate. We cannot assure you that we would be able to obtain permanent debt or equity financing on acceptable terms or at all to refinance the construction loans once the project is close to completion. As a result, the floating interest rate on the construction loans could be outstanding for a longer period of time than anticipated at the time of borrowing, leading to a decrease in our development activities or in the amount of cash available for distribution to our stockholders. If we had floating rate construction loans outstanding and interests rates were to increase, our debt service would increase up to the applicable cap rate.

        We rely on joint venture partners and Kan Am in particular for financing for our development and expansion activities.

        The majority of our current and planned projects are being developed through joint ventures. Our planned level of development activity depends on our success in finding joint venture partners, and their ability to finance their obligations to the joint venture, both of which factors are not entirely in our control. We rely heavily on Kan Am US, Inc. and its affiliates, which are partners with us in nine joint ventures. Kan Am raises investor capital to fund its equity commitments for projects on a project-by-project basis. We cannot guarantee that Kan Am will be able to raise capital for any particular project in accordance with its commitment for that project. If Kan Am or any other joint venture partner were to terminate its relationship with us, to file for bankruptcy or be placed into involuntary bankruptcy, or to fail to perform as expected, we may not be able to find other viable partners, in which case we may not be able to finance our development activity and may be forced to decrease development activity and cut back on our planning for new projects. If a partner were to fail to contribute capital that is required for a development project and we were not successful in finding another partner for a particular development project, we may have to find alternative sources of capital for the project. We cannot guarantee that we will be able to obtain other sources of equity. If we are unable to do so, we could suffer a partial or complete loss on our investment and be required to repay any recourse indebtedness incurred on the project.

        Our joint venture agreements include buy-sell and redemption obligations. There is no guaranty that we will have the necessary financing to meet these obligations.

        Our joint venture agreements with Kan Am and other investors typically include buy-sell provisions, under which our joint venture partner may be entitled, under certain circumstances, such as a change in control of us or a deadlock over certain major decisions, to require either that we buy their interest in the joint venture or sell our interest to them. If we are unwilling or unable to purchase their interest, we would be required to sell our interest to them at a time when we otherwise may not have wished to sell our interest.

        We are partners with Kan Am in a joint venture agreement for the development of Meadowlands Mills, under which Kan Am has the right to require the Meadowlands Mills joint venture to redeem Kan Am's interest in the joint venture (together with any accrued priority return) if a construction loan is not obtained by June 30, 2003. Mills LP currently guarantees Kan Am's receipt of its accrued priority return. Beginning on the "project commencement date," which is the date on which certain material contingencies have been satisfied the Company will guarantee the return of Kan Am's capital contribution upon exercise of its redemption right, which may occur prior to securing the construction loan. Mills LP's guaranty of Kan Am's priority return will continue until qualified permanent financing has been secured for the project. As of December 31, 2001, Kan Am's invested capital in this project was $24 million and the amount of accrued priority return was $0.5 million.

        In order to finance a purchase or redemption of a joint venture partner's interest, we may need to use one or more of the financing sources described above. We cannot assure you that we will be able to obtain financing on reasonable terms, or at all, to permit us to meet our obligations to purchase or redeem a joint venture partner's interest on a timely basis.

        We do not have exclusive control over the management of joint venture projects and must share control with our joint venture partners.

        We have invested and expect in the future to invest as a co-venturer or partner in the development of new properties, instead of developing projects on our own. These shared investments may involve risks not present in a wholly-owned development project that stem from us not having exclusive control over the development, financing, leasing, management and other aspects of the project. We may not have the right to take some significant actions without the approval of our joint venture partners. For example, we may need the other joint venturer's approval before selling or refinancing a joint venture's property, setting an annual budget, entering into specified transactions with affiliates, and settling litigation above specified thresholds. Additionally, our co-venturer might have interests or goals that are inconsistent with ours and may take actions that are contrary to our instructions, requests or interests, or otherwise hinder us from accomplishing our goals. Our joint venture partners could take actions binding on the joint venture without our consent. Actions by a joint venture partner could subject the joint venture assets to additional risk.

RISKS ASSOCIATED WITH THE OPERATION OF OUR PROPERTIES

  We may be unable to develop and operate new properties successfully.

        We intend from time to time to develop new Mills or expand existing Mills, and may engage in the development of other retail or related mixed use projects, as opportunities arise. These projects generally require significant expenditures of capital and frequently depend on obtaining various forms of government and other approvals. We cannot assure you that we can obtain the necessary approvals in a timely manner or at all. We have policies in place designed to regulate development activities in an effort to limit the risks associated with development. However, these policies do not remove us from all development risks associated with a project and we continue to face the risk of expending funds for, and devotion of management's time to, a project that may not be developed on a timely basis or at all. We cannot assure you whether or when any development of new Mills, other retail or related mixed use projects or expansions of existing properties will be completed, or if completed, that the costs of development or expansion will not exceed, by a material amount, projected costs. Upon the completion of a project, we face the additional risk that occupancy rates and rents will not be sufficient to make the project profitable.

  There is no guaranty that we can attract or retain tenants.

        Our income and cash available for distribution would be adversely affected if we were unable either to rent unleased space in any of our properties or to relet space after the expiration of a tenant's lease on economically favorable lease terms. Our ability to rent or to relet space in our properties is affected by many factors. Our tenants generally enter into leases with an initial term ranging from three to 15 years. We cannot assure you that any tenant whose lease expires in the future will renew its lease at that time, or on terms economically favorable to us, or that we will be able to find a replacement tenant. In addition, our leases with a number of tenants contain covenants restricting the use of other space in our properties or requiring the presence of other specified co-tenants. Our failure to rent unleased space on a timely basis or at all would likely adversely affect our financial condition and results of operations. We may also incur costs in making improvements or repairs to property required by a new tenant.

  Competition may cause the occupancy and rental rates of our properties to decrease.

        There are other companies that are engaged in the development or ownership of retail properties that compete with us in seeking tenants. We compete with these other companies for prime locations and for tenants who lease space in the retail properties that we and our competitors own or operate. The development by our competitors of new super-regional malls or other retail shopping centers with more convenient locations or better rents may attract our tenants to our competitors or may cause them to seek lease terms that are less favorable to us at or prior to renewal, and accordingly may adversely affect our business and the revenues that we derive from, and the value of, our properties. Furthermore, retailers at our properties may face increasing competition from e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks.

        Bankruptcy of our tenants or downturns in our tenants' businesses may reduce our cash flow.

        Since we derive a significant amount of our income from rental payments, our cash available for distribution would be adversely affected if a significant number of our tenants were unable to meet their obligations to us, or if we were unable to lease vacant space in our properties on economically favorable terms. At any time, a tenant may seek the protection of the bankruptcy laws. Under the bankruptcy laws, the tenant may have the right to reject and terminate its lease and thereby cause a reduction in the cash available for distribution to our stockholders. If a tenant files for bankruptcy, we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. Any change in a tenant, especially an anchor tenant, could materially adversely affect customer traffic in a center and thereby reduce the income generated by that center. Some of our rents are based on a percentage of our tenants' sales. A slowing economy generally could lead to a downturn in the retail sector and weaken the financial condition of a tenant and result in a reduction in the percentage rent paid by that tenant or in the failure to make rent payments when due. Furthermore, some of our tenants, including anchor tenants, hold the right under their leases to terminate their leases or reduce their rental rates if specified occupancy conditions are not met, if specified anchor tenants are closed, if specified sales levels or profit margins are not achieved or if an exclusive use provision is violated. If a significant number of these tenants were to terminate their leases, the terminations could adversely affect our cash available for distribution and the value of our common stock.

        The performance of our properties is subject to many factors that are not in our control.

        Real property investments are subject to varying degrees of risk that may affect the ability of our centers to generate sufficient revenues to meet operating and other expenses. The economic performance and value of a property are affected by a number of factors, including:

  •
  the national economic climate;

  •
  the regional and local economic climate, which may be adversely impacted by plant closings, industry slowdowns, natural disasters and other factors;

  •
  changing trends in the demand by consumers for merchandise offered by retailers conducting business at our properties;

  •
  local real estate conditions, such as an oversupply of retail space or a reduction in demand for real estate in the area;

  •
  the existence and quality of the competition, such as the attractiveness of our property as compared to our competitors' properties based on considerations such as convenience of location and safety record; and

  •
  increased operating costs, including taxes.

        In addition, other factors may adversely affect a property's value, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the availability of financing and potential liability under environmental and other laws and other unforeseen events.

RISKS ASSOCIATED WITH REAL ESTATE INVESTMENT

        Due to the illiquid nature of investments in equity real estate, we may not be able to act quickly to diversity our portfolio in response to economic changes.

        Equity real estate investments generally are relatively illiquid. Additionally, all of our properties are in the same line of business. As a result, our ability to diversify our portfolio promptly in response to changes in economic or other conditions may be restricted. Moreover, significant expenditures associated with each equity investment, such as debt service, real estate taxes and operating and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. Consequently, if any of our properties fail, we may not be able to convert that property to an attractive alternative use or to sell that property to recoup our investment.

        We could incur significant costs related to environmental issues.

        Under some environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating hazardous substances on or under or released from the property and for damages to natural resources. The federal Comprehensive Environmental Response, Compensation & Liability Act, and similar state laws, impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. In connection with the ownership or operation of our properties, we could be liable for costs associated with investigation and remediation in the future. The costs of any required remediation and related liability as to any property could be substantial under these laws and could exceed the value of the property and/or our aggregate assets. The presence of hazardous substances, or the failure to properly remediate those substances, also may adversely affect our ability to sell or rent a property or to borrow funds using the property as collateral. In addition, environmental laws may impose restriction on the manner in which we use our properties or operate our business, and these restrictions may require expenditures for compliance. We cannot assure you that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could be substantial and affect our operating results.

  Uninsured losses could adversely affect our financial condition.

        We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to our properties with policy specifications and insured limits that we believe are customary for similar properties. We also carry comprehensive earthquake and pollution cleanup coverage on all our properties. We carry off-premises power coverage for each of our Mills. For Sawgrass Mills only, we carry sinkhole coverage. There are some types of losses, generally of a catastrophic nature, such as wars or acts of God, which may be either uninsurable or not economically insurable. As a result of the tragic events of September 11th, insurance for terrorist attacks for each of our properties was reduced to a $100 million per incident maximum coverage. Should a property suffer an uninsured loss, we could lose both our invested capital in and anticipated profits from that property, as well as the anticipated future revenue from that property. Additionally, in the case of recourse construction loans, we may remain obligated under those loans and any other financial obligations on that property. An uninsured loss or a loss in excess of insured limits may negatively impact our financial condition.

RISKS ASSOCIATED WITH OUR ORGANIZATION

        A number of our directors and significant stockholders may exert substantial influence over us.

        The executive officers of Kan Am US, Inc. and its affiliates directly and indirectly own a substantial percentage of the total outstanding number of shares of our common stock and the units of Mills LP. Three of our eleven directors substantially own and control the Kan Am entities. These three directors have significant influence over us as members of our board and, by virtue of their ownership of our common stock through the Kan Am entities, over the outcome of any matters submitted to our stockholders for approval. The interests of these directors may conflict with the interests of our other stockholders in connection with Kan Am's joint ventures with Mills LP to develop, own, and operate additional properties, and they may use their voting influence contrary to our other stockholders' interests. If these directors and the Kan Am entities, as stockholders, were to act together, they may have the ability to exercise significant influence over our affairs. The Kan Am entities may exchange all or a substantial portion of the units that they hold for shares of our common stock. If they do so, they and the three directors affiliated with them, as substantial owners of the Kan Am entities, will increase their influence over us and over the outcome of any matters submitted to our stockholders for approval. The influence and voting power of our other stockholders may diminish accordingly.

        We are the sole general partner of the operating partnership, Mills LP, and have fiduciary responsibilities to the other partners of Mills LP. As a result, we may be in a position where we have duties to others whose interests conflict with those of our stockholders.

        We, as the sole general partner of Mills LP, may have fiduciary responsibilities to the other partners in Mills LP that may conflict with the interests of our stockholders, including decisions regarding the sale or refinancing of our properties and the timing and amount of distributions from Mills LP. In addition, individuals and entities, including our executive officers, our directors (including those who substantially own and control Kan Am US, Inc. and their respective affiliates that hold units of Mills LP) may have limited rights in decisions affecting Mills LP that may conflict with the interests of our common stockholders. In particular, a holder of units may suffer different and/or more adverse tax consequences than The Mills Corporation upon the sale or refinancing of some of our properties as a result of unrealized gain attributable to properties or the tax status of the unit holder. These unit holders, therefore, may have objectives different from ours regarding the appropriate pricing and timing of any sale or refinancing. We have the exclusive authority to determine whether and on what terms to sell or refinance an individual property as the sole general partner of Mills LP. However, these unit holders may try to influence us into not selling or refinancing the properties, even though a sale might otherwise be financially advantageous to us and our stockholders, or to influence us into refinancing a property with a higher level of debt than would be in our best interests or in the best interests of our stockholders.

        Our certificate of incorporation and by-laws contain provisions that could delay or prevent a change in control.

        In some instances, a change in control of our company could give the holders of our common stock the opportunity to realize a premium over the then prevailing market price of those securities. Provisions in our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws may have the effect of discouraging a third party from trying to acquire our company even if a change in control were in the best interests of our stockholders. Our board of directors has the authority, without a vote of stockholders, to issue up to an additional 19,250,000 shares of preferred stock and to establish the rights and preferences of any class or series of preferred stock to be issued, which rights and preferences could delay or prevent a change in control. The limitation on beneficial ownership of our company also may have the effect of precluding acquisition of control of our company by a third party even if a change in control were in the best interests of our stockholders. In addition, our board of directors is a classified board composed of three classes of directors with staggered terms. Directors for each class are chosen for a three-year term upon the expiration of the term of the current class. A classified board of directors makes it more difficult to effect a change in control and may discourage an attempt by a third party even if a change in control were in our stockholders' best interests. The holders of our series A preferred stock have the contractual right to require us to repurchase all or a portion of our series A preferred stock upon a change in control, which also may discourage third party acquisitions.

        A number of our joint venture partnership agreements contain provisions that could delay or prevent a change in control.

        The partnership agreements for a number of our joint ventures contain buy-sell rights that may be exercised upon a "change in control." This buy-sell right allows the Kan Am entity that is our partner in a particular joint venture to require us, and any other joint venture partner in the particular joint venture, to purchase that Kan Am entity's entire interest in the joint venture partnership. We are required to pay for any purchase of Kan Am entities' partnership interests in cash or with units of Mills LP. The required payments may have the effect of discouraging a third party from partaking in a change in control of our company, even if a change in control were in the best interests of our stockholders. For the purpose of determining when buy-sell rights may be exercised, each of the following events is a "change in control" when it occurs without the unanimous approval of the members of our board of directors who are affiliates of Kan Am:

  •
  we participate in any consolidation, merger or corporate reorganization in which more than 40% of our outstanding voting securities are transferred;

  •
  any person or group, other than Kan Am and its affiliates, becomes the beneficial owner, directly or indirectly, of more than 40% of the Company's then outstanding combined voting securities; and

  •
  a person, whose nomination for election as director was not recommended by our nominating committee of our board of directors, is elected as a director to our board of directors.

RISKS ASSOCIATED WITH INCOME TAX LAW

        Our failure to qualify as a REIT would result in adverse tax consequences with regard to our results of operations.

        We believe that we have been organized and have conducted our operations in a manner so as to qualify as a REIT under the Code, and we intend to continue to operate as a REIT in the future. We cannot assure you, however, that we currently qualify as a REIT or will continue to qualify as a REIT. Many of the REIT requirements are highly technical and complex and depend on various factual matters and circumstances that may not be completely within our control, such as actions taken by our joint venture partners. Any determination that we do not qualify as a REIT would have a material adverse effect on our results of operations and could reduce materially the value of our common stock. If we fail to qualify as a REIT,

  •
  we will not be allowed to take a deduction for distributions to stockholders in computing our taxable income, and

  •
  we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.

        In addition, unless entitled to relief under specific statutory provisions, we will also be disqualified from treatment as a REIT for the four taxable years following the year during which our qualification was lost. A disqualification would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us for the year or years involved. Furthermore, we would no longer be required by the Internal Revenue Code to make any distributions to our stockholders as a condition to REIT qualification. Our failure to qualify as a REIT could reduce materially the value of our common stock and would cause any distributions to stockholders that otherwise would have been subject to tax as capital gain dividends to be taxable as ordinary income to the extent of our current and accumulated earnings and profits. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Internal Revenue Code. If we make distributions to our stockholders in reliance on our continued qualification as a REIT, we might be required to borrow funds or to liquidate some of our investments to pay the taxes that would result from the actual failure to qualify as a REIT. In addition to these tax consequences, if we fail to qualify as a REIT, the holders of our series A preferred stock may require us to repurchase all or a portion of our series A preferred stock. Even if we currently qualify as a REIT, new tax rules or legislation may affect whether we continue to qualify as a REIT or the federal income tax consequences of our REIT qualification.

  Despite our REIT status, we remain subject to various taxes.

        Notwithstanding our status as a REIT, we are subject, through our ownership interest in Mills LP, to various federal, state, local and foreign taxes on our income and property. We may have to pay some state or local income taxes because not all states and localities treat REITs the same as they are treated for federal income tax purposes. We may also have to pay some foreign taxes to the extent we own assets or conduct operations in foreign jurisdictions. Mills LP is obligated under its partnership agreement to pay all taxes, and any related interest and penalties, incurred by us. Our taxable REIT subsidiaries are taxable as corporations and will pay federal, state and local income tax on their net income at the applicable corporate rates, and foreign taxes to the extent they own assets or conduct operations in foreign jurisdictions. In addition, our taxable REIT subsidiaries are subject to special rules that may result in increased taxes. For example, our taxable REIT subsidiaries are limited in their ability to deduct interest payments made to us. In addition, we will be required to pay a 100% penalty tax on some payments that we receive if the economic arrangements between us, our tenants and our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties.

        If the IRS were to challenge successfully Mills LP's status as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

        We believe that Mills LP qualifies to be treated as a partnership for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of Mill LP's income. We cannot assure you, however, that the IRS will not challenge Mills LP's status as a partnership for federal income tax purposes, or that a court would not sustain an IRS challenge. If the IRS were successful in treating Mills LP as a corporation for tax purposes, we would fail to meet the income tests and some of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. If we fail to qualify as a REIT, the holders of our series A preferred stock may require us to repurchase all or a portion of our series A preferred stock. Also, the failure of Mills LP to qualify as a partnership would cause Mills LP to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to Mills LP's partners, including us.

        As a REIT, we are subject to limitations on our ownership of debt and equity securities.

        Subject to certain exceptions, including the one discussed in this paragraph, a REIT is generally prohibited from owning securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT's total assets or the securities owned by the REIT represent more than 10% of the issuer's outstanding voting securities or more than 10% of the value of the issuer's outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a "taxable REIT subsidiary," which is taxable as a corporation. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the REIT's total assets. MillsServices Corp. and each corporate subsidiary in which it owns 35% of the outstanding voting securities or 35% of the value of the outstanding securities have elected to be treated as a taxable REIT subsidiary. While we believe that we have satisfied these limitations on the ownership of securities during each of the taxable years that each such limitation applied to us, given the highly complex nature of the rules governing REITs (which complexity is exacerbated when a REIT owns its properties through partnerships, as we do) and the ongoing importance of factual determinations, we cannot provide any assurance that the Internal Revenue Service would not disagree with our determinations.

Item 2. Properties

        The following tables set forth certain information relating to our properties as of December 31, 2001. The Operating Partnership holds, directly or indirectly, 100% of the equity interests in the entities that own Potomac Mills, Franklin Mills, Sawgrass Mills (Phases I and II and as of October 2001, The Oasis at Sawgrass), Gurnee Mills, Liberty Plaza, Concord Mills Marketplace and the 46 Net Lease Properties. The Operating Partnership also owns, directly or indirectly, an equity interest in the joint venture entity that owns Arizona Mills and varying partnership interests in the joint venture entities that own Ontario Mills, Grapevine Mills, The Block at Orange, Concord Mills, Katy Mills, Opry Mills, Arundel Mills and Discover Mills. Our partnership interests in the joint venture entities give us the right, among others, to receive after preferential payments on unreturned capital contributions generally, a percentage of net operating cash flow generated by a particular property and a percentage of net proceeds following the occurrence of a major capital event, such as the sale of the real property or the project or the receipt of proceeds arising from condemnation of the project. For a description of our partnership interests for existing properties generally, see "—Description of Existing Properties." The Operating Partnership has formed other joint ventures to develop additional properties. We have similar partnership interests under these joint venture agreements and we anticipate that we will have similar partnership interests under future joint venture agreements. For a description of our partnership interests for properties under development, see "Item 1. Business—Mills Under Construction—Development Pipeline."

SUMMARY OF PROPERTIES

        The following table sets forth certain information with respect to the Mills, the Block and the Community Centers as of December 31, 2001:

Name	Location and Metropolitan Area Served	Year Opened/ Acquired	Approx. GLA (Sq.Ft.) (1)	Annualized Base Rent (2)	No. of Anchor Stores (3)	Anchor Store Tenants
Arizona Mills	Phoenix, AZ	1997	1,227,442	$19,716,376	17	Burlington Coat Factory, Group USA, Harkin's Great Mall Cinemas, Hi-Health World of Nutrition, Hilo Hattie, J.C. Penney, Just for Feet, Last Call-Neiman Marcus, Linens 'N Things, Marshalls, Off 5th — Saks Fifth Avenue, Off Rodeo Drive, Oshman's Supersports, Rainforest Café, Ross Dress for Less, Sega Gameworks, Virgin Megastores
Arundel Mills	Baltimore, MD/Washington, DC	2000	1,162,718	21,682,700	13
						Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, The Children's Place, F.Y.E. (For Your Entertainment), Jillian's, Muvico Theatres, Off 5th — Saks Fifth Avenue, Off Broadway Shoes, Old Navy, Sun & Ski Sports, T.J. Maxx
Concord Mills	Charlotte, NC	1999	1,247,394	19,559,668	16
						AC Moore Arts & Crafts, Alabama Grill, AMC Theatres, Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Blacklion, Books-A-Million, Burlington Coat Factory, F.Y.E. (For Your Entertainment), Group USA, Jeepers, Jillian's, Off 5th — Saks Fifth Avenue, Old Navy, Sun & Ski Sports, T.J. Maxx

SUMMARY OF PROPERTIES, Continued

Name	Location and Metropolitan Area Served	Year Opened/ Acquired	Approx. GLA (Sq.Ft.) (1)	Annualized Base Rent (2)	No. of Anchor Stores (3)	Anchor Store Tenants
Discover Mills	Atlanta, GA	2001	1,088,277	$17,043,707	12	Bass Pro Shops Outdoor World, Blacklion, Books-A-Million, Burlington Coat Factory, ESPN Skate Park, Jillians, Last Call, Neiman Marcus, Off Broadway Shoes, Off 5th — Saks Fifth Avenue, Summer Classic Stores, Sun & Ski Sports, The Home Company
Franklin Mills	Philadelphia, PA/ Wilmington	1989	1,738,627	17,982,863	19
						Bed, Bath & Beyond, Boscov's, Burlington Coat Factory, General Cinema, Group USA, J.C. Penney, J.M. Fallas, Jillians, Last Call-Neiman Marcus, Liz Claiborne, Marshalls, Modell's Sporting Goods, Nordstrom Factory Direct, OfficeMax, Phar-Mor, Off 5th — Saks Fifth Avenue, Sam Ash Music, Sam's Wholesale Club, Syms
Grapevine Mills	Dallas, TX/ Fort Worth	1997	1,545,739	20,533,306	19
						AMC Theatres, Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, Group USA, J.C. Penney, Just for Feet, Marshalls, Off 5th — Saks Fifth Avenue, Off Rodeo Drive, Old Navy, Polar Ice, Rainforest Café,, Sega Gameworks, Sports Authority, Sun & Ski Sports, Virgin Megastores, Western Warehouse
Gurnee Mills	Chicago, IL/ Milwaukee, WI	1991	1,577,196	16,946,044	15
						Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Burlington Coat Factory, Circuit City, J.C. Penney, Marcus Cinema, Marshalls, Off 5th — Saks Fifth Avenue, Rainforest Cafe, Rinkside Sports, Spiegel, Sports Authority, Syms, T.J. Maxx, Value City, VF Factory Outlet
Katy Mills	Houston, TX	1999	1,189,772	17,569,171	13
						AMC Theatres, Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Books-A-Million, Boot Town, Burlington Coat Factory, F.Y.E. (For Your Entertainment), Jillian's, Marshalls, Off 5th — Saks Fifth Avenue, Old Navy, Rainforest Café, Sun & Ski Sports
Ontario Mills	Los Angeles, CA	1996	1,455,398	20,597,586	22
						AMC Theatres, Bed, Bath & Beyond, Burlington Coat Factory, Cost Plus, Dave & Busters, Foozles, Group USA, J.C. Penney, Marshalls, Mikasa, Off Rodeo Drive, Nike Factory Store, Off Broadway Shoes, Off 5th — Saks Fifth Avenue, Rainforest Cafe, Sam Ash Music, Sega Gameworks, Sports Authority, T.J. Maxx, Totally for Kids, Van's Skate Park, Virgin Megastores

SUMMARY OF PROPERTIES, Continued

Name	Location and Metropolitan Area Served	Year Opened/ Acquired	Approx. GLA (Sq.Ft.) (1)	Annualized Base Rent (2)	No. of Anchor Stores (3)	Anchor Store Tenants
Opry Mills	Nashville, TN	2000	1,112,587	$21,453,081	16	Alabama Grill, Apple Barn, Barnes & Noble, Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Blacklion, Gibson Guitar, Jillian's, Nike Factory Store, Off Broadway Shoes, Old Navy, Rainforest Café, Regal Theatre, Off 5th — Saks Fifth Avenue, Sun & Ski Sports, Tower Records
Potomac Mills	Washington DC/ Baltimore, MD	1985	1,635,061	22,275,521	18
						AMC Theatres, Books-A-Million, Burlington Coat Factory, Daffy's, Group USA, IKEA, J.C. Penney, L.L. Bean Factory Store, Linens 'N Things, Marshalls, Nordstrom Rack, Old Navy, Off 5th — Saks Fifth Avenue, Spiegel, Sports Authority, Syms, T.J. Maxx, Van's Skate Park
Sawgrass Mills	Ft. Lauderdale/ Miami/Palm Beach, FL	1990	1,844,508	27,362,243	19
						Beall's Outlet, Bed, Bath & Beyond, Books-A-Million, Brandsmart, Burlington Coat Factory, GAP, J.C. Penney, Last Call-Neiman Marcus, Marshalls, Outlet Marketplace, Rainforest Cafe, Off 5th — Saks Fifth Avenue, Service Merchandise, Spec's Outlet, Spiegel, Sports Authority, Sun & Ski Sports, T.J. Maxx, Target
The Oasis at Sawgrass	Ft. Lauderdale/ Miami/ Palm Beach, FL	1999	287,372	5,369,978	3	Regal Theatres, Ron Jon Surf Shop, Sega Gameworks
The Block at Orange	Los Angeles, CA/ Orange County	1998	655,368	14,782,907	10	AMC Theatres, Borders Books and Music, Dave & Busters, Hilo Hattie, Mars Music, Off 5th — Saks Fifth Avenue, Ron Jon Surf Shop, Power House, Van's Skate Park, Virgin Megastores

MILLS TOTALS			17,767,459	$262,875,151	212

COMMUNITY CENTERS
Liberty Plaza	Philadelphia, PA	1994	373,754	$3,102,197	4	Dicks Clothing & Sporting Goods, Raymour & Flanigan, Super Fresh Food Market, Wal-Mart
Concord Mills Marketplace	Charlotte, NC	2001	119,848	976,788	1	BJ's Wholesale Club

COMMUNITY CENTERS TOTALS			493,602	$4,078,985	5

(1)
Presents GLA of each of our operating properties. Included in GLA is 972,249 square feet owned by certain store tenants located as follows: Potomac Mills—80,000 square feet; Franklin Mills—209,612 square feet; Sawgrass Mills—281,774 square feet; Gurnee Mills—250,806 square feet; Ontario Mills—125,000 square feet; Concord Mills Marketplace 11,316; and Liberty Plaza—13,741 square feet. Ground leases at Franklin Mills of 152,370 square feet and at Grapevine Mills of 177,063 square feet are also included.

(2)
Annualized base rent is defined as the contractual minimum rent of tenants comprising gross leaseable area at December 1, 2001 multiplied by 12, excluding tenants as noted in footnote (1).

(3)
Anchor stores include all stores occupying at least 20,000 square feet and certain store tenants described in footnote (1).

PROPERTY OPERATING INCOME
(UNAUDITED, IN THOUSANDS)

        The following table presents the property operating income for our wholly-owned properties and unconsolidated joint venture properties and provides details about certain line items within our consolidated financial statements for the year ended December 31, 2001. The information in the table is not intended to represent net income according to accounting principles generally accepted in the United States.

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001

Wholly-Owned Properties	Stabilized Properties (2)	Net Lease Properties (3)	New Properties (4)	Disposed Properties (5)	Total
Rental Revenues
Minimum rent	$95,375	$10,085	$278	$458	$106,196
Percentage rent	1,518	—	—	—	1,518
Recoveries from tenants	50,166	—	31	778	50,975
Other property revenues	14,144	—	—	1,067	15,211

Total rental revenues	161,203	10,085	309	2,303	173,900

Property Operating Costs
Recoverable from tenants	43,062	—	3	—	43,065
Other operating (1)	6,187	77	—	(580)	5,684

Total property operating costs	49,249	77	3	(580)	48,749

Property Operating Income	$111,954	$10,008	$306	$2,883	$125,151

Unconsolidated Joint Venture Properties	Stabilized Properties (2)	New Properties (4)	Other	Total
Rental Revenues
Minimum rent	$82,864	$93,351	$—	$176,215
Percentage rent	2,609	1,734	—	4,343
Recoveries from tenants	34,755	36,604	—	71,359
Other property revenue	10,920	9,332	—	20,252

Total rental revenues	131,148	141,021	—	272,169
Property Operating Costs
Recoverable from tenants	30,760	32,693	—	63,453
Other operating (1)	4,280	4,935	562	9,777

Total property operating costs	35,040	37,628	562	73,230

Property Operating Income (Loss)	$96,108	$103,393	$(562)	$198,939

(1)
Total property operating costs exclude management fees as follows: wholly owned properties of $4,212 and joint venture properties of $9,602.
(2)
Stabilized wholly-owned properties include Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Liberty Plaza, and Mainstreet, the Company's push cart program. Stabilized unconsolidated joint venture properties include Ontario Mills, Grapevine Mills, Arizona Mills and The Block at Orange.
(3)
During the third and fourth quarters of 2000, the Company acquired a portfolio of 46 single tenant net lease properties from an unrelated third party.
(4)
The new wholly-owned property is Concord Mills Marketplace. New unconsolidated joint venture properties include The Oasis at Sawgrass, Concord Mills, Katy Mills, Opry Mills, Arundel Mills and Discover Mills.
(5)
During the third quarter of 2000, the Company sold ten of its eleven community centers (the "Disposed Properties") to an unrelated third party.

LEASE EXPIRATION SCHEDULES (1)

Wholly-Owned Properties

        The following table summarizes the lease expirations assuming that none of the tenants exercise renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 2001, multiplied by 12.

Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Minimum Rents Under Expiring Leases	Annualized Minimum Rents per Square Foot	Percent of Total Leased Square Footage Represented by Expiring Leases	Percent of Total Minimum Rents Represented by Expiring Leases
Anchor Tenant Expirations (2)
2002	8	296,935	$1,915,333	$6.45	8.12%	6.16%
2003	7	411,050	2,614,335	6.36	11.24%	8.41%
2004	9	421,103	3,714,524	8.82	11.51%	11.95%
2005	9	270,654	3,065,982	11.33	7.40%	9.86%
2006	8	561,046	4,642,783	8.28	15.34%	14.93%
2007	3	92,072	863,781	9.38	2.52%	2.78%
2008	5	348,708	2,999,529	8.60	9.54%	9.65%
2009	5	398,793	3,452,785	8.66	10.90%	11.11%
2010	5	238,079	2,065,139	8.67	6.51%	6.64%
2011	3	127,298	1,288,826	10.12	3.48%	4.15%
After 2011	7	491,355	4,463,085	9.08	13.44%	14.36%

	69	3,657,093	$31,086,102	$8.50	100.00%	100.00%

Specialty Tenant Expirations
2002	149	431,185	$10,497,754	$24.35	17.98%	16.68%
2003	119	368,502	9,380,207	25.45	15.36%	14.91%
2004	80	258,469	6,536,408	25.29	10.78%	10.39%
2005	115	455,000	11,543,653	25.37	18.97%	18.33%
2006	102	296,893	8,010,648	26.98	12.38%	12.73%
2007	39	107,725	3,126,576	29.02	4.49%	4.97%
2008	23	65,314	1,847,860	28.29	2.73%	2.94%
2009	25	100,618	2,911,989	28.94	4.19%	4.63%
2010	33	89,343	2,833,324	31.71	3.72%	4.50%
2011	43	141,316	4,081,683	28.88	5.89%	6.49%
After 2011	20	84,238	2,159,430	25.63	3.51%	3.43%

	748	2,398,603	$62,929,532	$26.24	100.00%	100.00%

Total Tenant Expirations
2002	157	728,120	$12,413,087	$17.05	12.02%	13.20%
2003	126	779,552	11,994,542	15.39	12.87%	12.76%
2004	89	679,572	10,250,932	15.08	11.22%	10.90%
2005	124	725,654	14,609,635	20.13	11.98%	15.54%
2006	110	857,939	12,653,431	14.75	14.17%	13.46%
2007	42	199,797	3,990,357	19.97	3.30%	4.25%
2008	28	414,022	4,847,389	11.71	6.84%	5.16%
2009	30	499,411	6,364,774	12.74	8.25%	6.77%
2010	38	327,422	4,898,463	14.96	5.41%	5.21%
2011	46	268,614	5,370,509	19.99	4.44%	5.71%
After 2011	27	575,593	6,622,515	11.51	9.50%	7.04%

	817	6,055,696	$94,015,634	$15.53	100.00%	100.00%

(1)
Excludes 847,249 square feet of gross leaseable area owned by tenants and a ground lease of 152,370 square feet.

(2)
Anchor tenants are defined as any tenant whose GLA is at least 20,000 square feet.

LEASE EXPIRATION SCHEDULES (Continued) (1)

Unconsolidated Joint Ventures

        The following table summarizes lease expirations assuming that none of the tenants exercise renewal options. Except as described in footnote (1), the minimum rent is the monthly contractual minimum rent of the expiring leases as of December 31, 2001, multiplied by 12.

Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Minimum Rents Under Expiring Leases	Annualized Minimum Rents per Square Foot	Percent of Total Leased Square Footage Represented by Expiring Leases	Percent of Total Minimum Rents Represented by Expiring Leases
Anchor Tenant Expirations (2)
2002	2	43,479	$359,948	$8.28	0.74%	0.50%
2003	2	44,258	531,096	12.00	0.77%	0.73%
2004	3	72,842	896,068	12.30	1.26%	1.24%
2005	3	62,472	730,798	11.70	1.08%	1.01%
2006	7	167,907	2,427,742	14.46	2.91%	3.36%
2007	12	321,252	4,727,015	14.71	5.57%	6.54%
2008	6	191,090	2,514,870	13.16	3.31%	3.48%
2009	20	649,161	8,936,872	13.77	11.25%	12.36%
2010	27	874,964	12,001,154	13.72	15.16%	16.60%
2011	16	642,574	7,707,432	11.99	11.13%	10.66%
After 2011	38	2,702,469	31,463,098	11.64	46.82%	43.52%

	136	5,772,468	$72,296,093	$12.52	100.00%	100.00%

Specialty Tenant Expirations

2002	174	547,719	$12,268,646	$22.40	13.98%	12.19%
2003	92	287,925	7,163,807	24.88	7.34%	7.12%
2004	123	456,748	10,191,915	22.31	11.65%	10.13%
2005	118	417,595	10,275,537	24.61	10.65%	10.21%
2006	129	411,639	10,627,401	25.82	10.50%	10.56%
2007	88	232,060	6,745,701	29.07	5.92%	6.70%
2008	86	265,537	7,578,317	28.54	6.77%	7.53%
2009	82	246,574	6,952,623	28.20	6.29%	6.91%
2010	130	469,917	13,448,914	28.62	11.99%	13.36%
2011	93	402,603	10,625,532	26.39	10.27%	10.54%
After 2011	34	181,876	4,764,016	26.19	4.64%	4.73%

	1,149	3,920,193	$100,642,409	$25.67	100.00%	100.00%

Total Tenant Expirations

2002	176	591,198	$12,628,594	$21.36	6.10%	7.30%
2003	94	332,183	7,694,903	23.16	3.43%	4.45%
2004	126	529,590	11,087,983	20.94	5.46%	6.41%
2005	121	480,067	11,006,335	22.93	4.95%	6.36%
2006	136	579,546	13,055,143	22.53	5.98%	7.55%
2007	100	553,312	11,472,716	20.73	5.71%	6.63%
2008	92	456,627	10,093,187	22.10	4.71%	5.84%
2009	102	895,735	15,889,495	17.74	9.24%	9.19%
2010	157	1,344,881	25,450,068	18.92	13.88%	14.72%
2011	109	1,045,177	18,332,964	17.54	10.78%	10.60%
After 2011	72	2,884,345	36,227,114	12.56	29.76%	20.95%

	1,285	9,692,661	$172,938,502	$17.84	100.00%	100.00%

(1)
Excludes 125,000 square feet of GLA owned by tenants and a ground lease of 177,063 square feet.

(2)
Anchor tenants are defined as any tenant whose GLA is at least 20,000 square feet.

RENTAL RATES (1)

        The following tables present the average base rent per leased square foot of store openings and closings for the anchor and specialty tenant stores collectively (except as noted in footnote (1)) for each property for the five years ended December 31, 2001, 2000, 1999, 1998, and 1997.

Anchor Stores
	Store Openings During the Year		Store Closings During the Year		Re-Leasing Spread (2)
Year	Average Base Rent Per Sq. Ft.	Total Sq. Ft.	Average Base Rent Per Sq. Ft.	Total Sq. Ft.
2001	$15.94	133,185	$7.54	498,868	$8.41	111.48%
2000	14.24	313,287	10.16	177,003	4.08	40.16
1999	10.39	297,754	9.05	112,302	1.34	14.81
1998	11.94	234,059	8.48	224,636	3.46	40.80
1997	7.33	393,342	7.32	233,471	0.01	0.14
Specialty Stores
	Store Openings During Year		Store Closings During Year		Re-Leasing Spread (2)
Year	Average Base Rent Per Sq. Ft.	Total Sq. Ft.	Average Base Rent Per Sq. Ft.	Total Sq. Ft.
2001	$28.63	618,806	$24.58	829,916	$4.05	16.48%
2000	29.07	423,771	25.16	391,141	3.91	15.54
1999	26.09	318,864	24.50	454,633	1.59	6.49
1998	23.43	405,408	21.80	339,988	1.63	7.48
1997	22.83	415,593	20.92	402,105	1.91	9.13

(1)
Opry Mills, Arundel Mills and Discover Mills are excluded from this analysis, because they are in their initial lease-up phase. For the same reason, Ontario Mills is excluded for 1997, Grapevine Mills and Arizona Mills are excluded for 1998, The Block at Orange is excluded for 1999 and 2000, and The Oasis at Sawgrass, Concord Mills and Katy Mills are excluded for 2000.

(2)
The re-leasing spread is the difference between per square foot openings and per square foot closings.

AVERAGE RENTS

        The following table presents certain information regarding operating rents with respect to the existing Mills and The Block at Orange for the five years ended December 31, 2001, 2000, 1999, 1998, and 1997.

Minimum Rent Plus Percentage Rent(1)
			Total Stores		Anchor Stores		Specialty Stores
Year		Average Percent Leased(2)	Total(4)	Per Sq. Ft.	Total	Per Sq. Ft.	Total	Per Sq. Ft.
2001		93%	$266,706,922	$18.23	$95,274,378	$10.92	$171,432,544	$29.03
2000		95	219,861,786	17.12	78,834,651	10.08	141,027,135	27.94
1999	(3)	96	166,145,597	16.41	57,382,233	9.55	108,763,364	26.43
1998	(3)	96	143,417,531	15.41	47,700,311	8.65	95,717,220	25.24
1997	(3)	94	98,587,164	14.65	30,145,762	7.58	68,441,402	24.84

(1)
Amounts exclude Mainstreet rental income of $4,708,000 for 2001, $4,308,000 for 2000, $2,659,000 for 1999, $2,511,000 for 1998, and $2,251,000 for 1997.

(2)
Average percent leased is defined as total average space leased for which rent was being paid, excluding tenants with leases having a term of less than one year.

(3)
Annual rent excludes $500,000 of ground lease rent for 1999 and $800,000 of ground lease rent for each of 1998 and 1997.

(4)
Amount excludes rental income for those projects that opened in the reported year.

SPECIALTY STORE TENANT REPORTED SALES ANALYSIS

Gross Sales (PSF) (1)
Twelve Months Ended December 31,	Current Year	Prior Year	Percentage Change
2001(2)	$330	$338	(2.4)%
2000	352	337	4.5
1999	337	332	1.5
Comparable Sales (in thousands)(1)(3)
Twelve Months Ended December 31,	Current Year	Prior Year	Percentage Change
2001(4)	$1,231,195	$1,272,193	(3.2)%
2000	1,070,290	1,063,065	0.7
1999	991,116	986,197	0.5

(1)
The amounts presented above represent gross sales per square foot ("PSF") as reported by our specialty store tenants for each of the twelve-month periods ended December 31, presented above, and includes, for both current year and prior year periods, only those projects that in the Company's view have achieved stabilized performance levels.

        Those projects included in the respective years are as follows:

2001	Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills, Arizona Mills, The Block at Orange, The Oasis at Sawgrass, Concord Mills and Katy Mills.
2000	Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills, Arizona Mills, and The Block at Orange.
1999	Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, and Ontario Mills.
(2)
Excluding Sawgrass Mills and The Oasis at Sawgrass, which were impacted by the tragic events of September 11th, gross reported specialty sales per square foot was $314 for 2001 as compared with $318 for 2000, representing a decrease of 1.3%.

(3)
For each of the years presented above, comparable sales include only those tenants that have been in occupancy for the prior 24-month periods ended December 31, 2001, 2000, and 1999, respectively, as compared with sales for those same tenants as of December 31, of the prior year. Opry Mills, Arundel Mills and Discover Mills, which opened May 2000, November 2000, and November 2001, respectively, are excluded from this analysis, since these projects have not achieved stabilized performance levels.

(4)
Excluding Sawgrass Mills and The Oasis at Sawgrass, which were impacted by the tragic events of September 11th, comparable sales for the year were $1,012,887 for 2001 as compared with $1,035,360 for 2000, representing a decrease of 2.17%.

Diversified Tenant Base

        Because our projects represent a collection of various retail formats under one roof, we believe that our tenant base represents one of the more diversified mixes of retailers in the industry today. This is evidenced by the fact that no tenant represents more than 2.7% of 2001 base rent. We further believe that the overall credit of our tenant base is strong given the diversity of our retailers and the large number of manufacturer outlet tenants. Our universe of tenants continues to expand.

        The following table, which includes our joint venture projects (Ontario Mills, Grapevine Mills, Arizona Mills, The Block at Orange, Concord Mills, Katy Mills, Opry Mills, Arundel Mills, and Discover Mills), sets forth certain information with respect to our ten largest tenants (measured by 2001 base rent) as of December 31, 2001:

Tenant	Percent of 2001 Base Rent	Percent of Total Leased GLA	Number of Stores
AMC Theatres	2.7%	2.8%	5
T.J. Maxx Group (1)	1.9	3.9	15
GAP (2)	1.9	2.4	30
Burlington Coat Factory Group (3)	1.5	6.3	12
J.C. Penney	1.3	4.3	7
Regal Theatres	1.2	1.1	3
Muvico Entertainment	1.1	0.6	1
Off 5th — Saks Fifth Avenue	1.0	2.5	13
Designs Group (4)	1.0	0.9	15
Sun & Ski Sports	0.9	1.3	8

Totals	14.5%	26.1%	109

        During the third and fourth quarter of 2000, the Company acquired 46 single tenant net leased properties subject to net leases that operate as CVS pharmacies. The CVS properties are at various locations throughout the United States. The Net Leased Properties base rent represent 3.5% of 2001 base rent and contribute annually approximately $2.0 million to net income before minority interests.

(1)
Includes T.J. Maxx and Marshalls.

(2)
Includes GAP Outlet, Old Navy and Banana Republic.

(3)
Includes Burlington Coat Factory and Totally 4 Kids.

(4)
Includes Levi's Outlet and Dockers Outlet.

Description of Existing Properties

        The following are descriptions of each of our existing Mills and The Block properties.

        Potomac Mills—Woodbridge, Virginia.    Potomac Mills contains approximately 1.6 million square feet of gross leaseable area, of which one anchor store tenant owns approximately 80,000 square feet. Potomac Mills opened in 1985 with a total of approximately 630,000 square feet of gross leaseable area. As a result of customer demand, Potomac Mills was expanded to approximately 1.2 million square feet of gross leaseable area in 1986. The Phase III expansion of Potomac Mills opened on September 30, 1993 and increased total gross leaseable area by approximately 355,000 square feet. We completed construction of a 63,000 square foot Van's Skate Park which opened in the spring of 2000. Potomac Mills has 18 anchors, including: IKEA, J.C. Penney Outlet, Marshalls, Spiegel Outlet, AMC Theatres,

The Sports Authority, Off 5th—Saks Fifth Avenue, T.J. Maxx, Syms, Group USA and Nordstrom Rack. Potomac Mills is situated on approximately 161 acres located approximately 20 miles southwest of Washington, D.C. Potomac Mills is adjacent to Interstate 95, which serves as one of the transportation backbones of the Washington metropolitan area. This location strategically positions Potomac Mills between the Washington/Baltimore metropolitan market to the north and Richmond, approximately 90 miles to the south. We own 100% of Potomac Mills.

        Franklin Mills—Philadelphia, Pennsylvania.    Franklin Mills opened in 1989 and contains approximately 1.7 million square feet of gross leaseable area, of which two anchor store tenants own approximately 209,000 square feet. We began remerchandising Franklin Mills in 1996 by upgrading its tenant mix and began construction on an entertainment zone, including themed restaurants and interactive entertainment venues, in the first half of 1997, which was completed in November 1998. Franklin Mills has 19 anchors, including: Bed, Bath & Beyond, Last Call-Neiman Marcus, Marshalls, Nordstrom Rack, Office Max, Off 5th-Saks Fifth Avenue, Jillian's, Syms and Sam Ash Music. Franklin Mills features what we believe is the largest concentration of outlet retailing in the Delaware Valley. With access from U.S. Highway 1 and the Pennsylvania Turnpike, Franklin Mills is strategically positioned approximately 15 miles northeast of Philadelphia's Center City and just west of Interstate 95, a major thoroughfare serving the greater Philadelphia/Wilmington metropolitan market. We own 100% of Franklin Mills.

        Sawgrass Mills and The Oasis at Sawgrass—Sunrise, Florida.    Sawgrass Mills, which opened in 1990, contains approximately 1.8 million square feet of gross leaseable area, of which three anchor store tenants own approximately 282,000 square feet. As a result of customer demand, Sawgrass Mills was expanded by approximately 136,000 square feet of gross leaseable area in 1995. We further expanded Sawgrass Mills by opening The Oasis at Sawgrass in April 1999. The Oasis at Sawgrass contains approximately 287,000 square feet of gross leaseable area comprised of approximately 132,000 square feet of anchor space and approximately 155,000 square feet of specialty store space. The Oasis at Sawgrass currently has three anchor stores: Regal Theater, Sega Gameworks and Ron Jon Surf Shop. Other tenants include Cheesecake Factory and Legal Seafoods. Sawgrass Mills has 19 anchors, including: Beall's Outlet Store, Burlington Coat Factory, Last Call-Neiman Marcus, Spiegel Outlet, The Sports Authority, GAP and Sun & Ski Sports. Sawgrass Mills is located in Florida's "Gold Coast" market approximately 11 miles west of Fort Lauderdale. The site lies adjacent to both the Sawgrass Expressway and Flamingo Road, between Sunrise and Oakland Park Boulevards. The entire South Florida region is linked by the road network of the Sawgrass Expressway, Interstate 75 and Interstate 595, which intersect at an interchange located less than two miles southwest of Sawgrass Mills.

        Effective October 2001, 1,245,000 units of the Operating Partnership were issued to Kan Am in exchange for the contribution by Kan Am of its 50% partnership interest in Mills-Kan Am Sawgrass Phase 3 Limited Partnership, the joint venture entity that owned The Oasis at Sawgrass. We now own 100% of The Oasis at Sawgrass in addition to 100% of Sawgrass Mills that we already owned.

        Gurnee Mills—Gurnee, Illinois.    Gurnee Mills opened in 1991 and contains approximately 1.6 million square feet of gross leaseable area, of which three anchor store tenants own approximately 251,000 square feet. We completed construction of an expansion of over 195,000 square feet of gross leaseable area in 1999, which added an ice skating rink to the existing mall. Gurnee Mills has been remerchandised resulting in the upgrade of the project's tenant mix. Gurnee Mills has 15 anchors, including: Bass Pro Shops Outdoor World, Circuit City, Rinkside Sports, J.C. Penney Catalog Outlet, Marshalls, Spiegel Outlet, Bed, Bath & Beyond, The Sports Authority, Off 5th-Saks Fifth Avenue, and T.J. Maxx. The project is located adjacent to Interstate 94, the major north/south thoroughfare linking Chicago and Milwaukee. Gurnee Mills is clearly visible from Interstate 94 and is situated directly across from Six Flags Great America, one of the largest amusement parks in the Midwest. We own 100% of Gurnee Mills.

        Ontario Mills—Ontario, California.    Ontario Mills opened in 1996 and contains approximately 1.5 million square feet of gross leaseable area comprised of approximately 1.0 million square feet of anchor space and approximately 500,000 square feet of specialty store space. In 1999, we completed a 136,000 square foot expansion which included tenants such as Van's Skate Park, Sam Ash Music, and Cost Plus. Ontario Mills currently has 22 anchors, including: Off 5th-Saks Fifth Avenue, Cost Plus, Dave & Busters, J.C. Penney Catalog Outlet, Burlington Coat Factory, Nike Factory Store, The Sports Authority, Off Broadway Shoes, Marshalls, Bed, Bath & Beyond, Mikasa, Off Rodeo Drive, T.J. Maxx, AMC Theatres, Virgin Megastore, Group USA, Foozles, Totally 4 Kids, Rainforest Cafe, Sam Ash Music, Sega Gameworks and Van's Skate Park. Ontario Mills has an additional anchor tenant commitment from Nordstrom Rack which will open in 2002. Ontario Mills is located at the intersection of Interstate 10 and Interstate 15 in the heart of the Riverside/San Bernardino area known as the "Inland Empire." Ontario Mills serves the Los Angeles/Orange County metropolitan market.

        The Operating Partnership, Kan Am and Simon Property are the sole partners in the joint venture entities that own Ontario Mills. The initial required equity capital was contributed 50% by Kan Am, 25% by Simon Property and 25% by the Operating Partnership. Pursuant to the terms of the joint venture agreements, each partner receives a priority return equal to 9% per annum on its capital contribution. Any residual cash flow after preference payments are distributed 25% to Kan Am, 50% to the Operating Partnership and 25% to Simon Property. Following the occurrence of a major capital event, such as the sale of the real property or the project or the receipt of proceeds arising from condemnation of the project, each partner will receive its unpaid priority return and its unreturned capital contributions, and any residual cash flow will be distributed 25% to Kan Am, 50% to the Operating Partnership and 25% to Simon Property. We have the right to manage the development, property management and leasing of Ontario Mills, subject to the other joint venture partners' approval of specified major decisions, including sale or refinancing of Ontario Mills and approval of an annual budget.

        At specified times following the fifth anniversary of the project's opening, either the Operating Partnership and Simon Property together or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, the Operating Partnership and Simon Property can require Kan Am to sell to the Operating Partnership for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require the Operating Partnership and Simon Property to acquire for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property, at the election of the Operating Partnership and Simon Property, Kan Am's entire interest in the joint venture entity.

        At any time during the operating period, if the Operating Partnership or Simon Property are unable to agree on specified major decisions, at any time following the fifth anniversary of the project's completion date or at any time if certain named executive officers of the Company or Simon Property are no longer executive officers, either the Operating Partnership or Simon Property can exercise a buy-sell right. Pursuant to the buy-sell provision, either party, as the offeror, may require the other party, as offeree, to elect to either sell to the offeror the offeree's interest in the joint venture entity or purchase from the offeror the offeror's interest in the joint venture entity for cash, subject to compliance with certain procedural requirements.

        Grapevine Mills—Grapevine, Texas.    Grapevine Mills opened in 1997 and contains approximately 1.5 million square feet of gross leaseable area comprised of approximately 1.0 million square feet of anchor space and approximately 520,000 square feet of specialty store space. Grapevine Mills currently has 19 anchors, including: AMC Theatres, Polar Ice, Old Navy, Bass Pro Shops Outdoor World, Off 5th-Saks Fifth Avenue, Burlington Coat Factory, Bed, Bath & Beyond, Group USA, Books-A-Million, Sega Gameworks, Virgin Megastore, and Sun & Ski Sports. Grapevine Mills has an additional anchor tenant commitment from Neiman Marcus which will open in 2002. Grapevine Mills is located on a

175-acre site located at the interchange of Highway 121 and International Parkway, two miles north of the Dallas/Fort Worth Airport in Grapevine, Texas. Grapevine Mills is approximately 19 miles northeast of downtown Fort Worth and serves the Dallas/Fort Worth metropolitan area.

        The Operating Partnership, Kan Am and Simon Property are the sole partners in the joint venture entities that own Grapevine Mills. The initial required equity capital was contributed 50% by Kan Am, 25% by Simon Property and 25% by the Operating Partnership. Pursuant to the terms of the joint venture agreements, each partner receives a priority return equal to 9% per annum on its capital contribution. Any residual cash flow after preference payments are distributed 25% to Kan Am, 37.5% to the Operating Partnership and 37.5% to Simon Property. Following the occurrence of a major capital event, such as the sale of the real property or the project or the receipt of proceeds arising from condemnation of the project, each partner will receive its unpaid priority return and its unreturned capital contributions, and any residual cash flow will be distributed 25% to Kan Am, 37.5% to the Operating Partnership and 37.5% to Simon Property. We have the right to manage the development, property management and leasing of Grapevine Mills, subject to the other joint venture partners' approval of specified major decisions, including sale or refinancing of Grapevine Mills and approval of an annual budget.

        At specified times following the tenth anniversary of the project's opening or, if earlier, upon a change in control of the Company, either the Operating Partnership and Simon Property together or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, the Operating Partnership and Simon Property can require Kan Am to sell to the Operating Partnership for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require the Operating Partnership and Simon Property to acquire for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property, at the election of the Operating Partnership and Simon Property, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell provision in the event of a change in control of the Company.

        At any time during the operating period, if the Operating Partnership or Simon Property are unable to agree on specified major decisions, at any time following the tenth anniversary of the project's completion date or at any time if certain named executive officers of the Company or Simon Property are no longer executive officers, either the Operating Partnership or Simon Property can exercise a buy-sell right. Pursuant to the buy-sell provision, either party, as the offeror, may require the other party, as offeree, to elect to either sell to the offeror the offeree's interest in the joint venture entity or purchase from the offeror the offeror's interest in the joint venture entity for cash, subject to compliance with certain procedural requirements.

        Arizona Mills—Tempe, Arizona.    Arizona Mills opened in 1997 and contains approximately 1.2 million square feet of gross leaseable area comprised of approximately 700,000 square feet of anchor space and approximately 520,000 square feet of specialty store space. Arizona Mills currently has 17 anchors, including: Burlington Coat Factory, Off 5th-Saks Fifth Avenue, Last Call-Neiman Marcus, Oshman's, Harkins Cinema, Hilo Hattie, J.C. Penney, Group USA, Hi-Health, Virgin Megastore and Sega Gameworks. The project is located on a 115-acre site located 20 minutes from downtown Phoenix, at the intersection of Interstate 10 and Superstition Freeway (Highway 60).

        Arizona Mills is owned by a limited liability company owned by the Operating Partnership, with a 36.8% equity interest, Taubman Realty, with a 36.8% equity interest, and Simon Property, with a 26.4% equity interest. Each joint venture partner has contributed its required equity capital. Cash flow is distributed, and other payments are made, to each partner in accordance with each partner's respective equity interest. We have the right to manage the development, property management and leasing of

Arizona Mills, subject to the other joint venture partners' approval of specified major decisions, including sale or refinancing of Arizona Mills and approval of an annual budget.

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

        The Block at Orange—Orange, California.    The Block at Orange opened in November 1998 and contains approximately 655,000 square feet of gross leaseable area comprised of approximately 385,000 square feet of anchor space and approximately 270,000 square feet of specialty store space. The Block at Orange currently has 10 anchors, including: Borders Books and Music, Van's Skate Park, Virgin Megastore, Off 5th-Saks Fifth Avenue, Ron Jon Surf Shop, Power House, AMC Theatres, Dave & Busters, Hilo Hattie, and Mars Music. The Block at Orange is located on an 85-acre site located at the intersection of the Santa Ana Freeway (I-10), the Garden Grove Freeway and Orange Freeway (Highway 57) in the City of Orange, California, three miles from Disneyland.

        The Operating Partnership and Kan Am are the sole partners in the joint venture entity that owns The Block at Orange. Kan Am contributed the entire estimated equity requirement of $60 million. Pursuant to the terms of the joint venture agreement, Kan Am receives a priority return equal to 9% per annum on its capital contribution. Any residual cash flow after preference payments are distributed 50% to Kan Am and 50% to the Operating Partnership. Following the occurrence of a major capital event, such as the sale of the real property or the project or the receipt of proceeds arising from condemnation of the project, Kan Am will receive its unpaid priority return and its unreturned capital contributions, and any residual cash flow will be distributed 50% to Kan Am and 50% to the Operating Partnership. We have the right to manage the development, property management and leasing of The Block at Orange, subject to the other joint venture partners' approval of specified major decisions, including sale or refinancing of The Block at Orange and approval of an annual budget.

        At specified times following the tenth anniversary of the project's opening or, if earlier, upon a change in control of the Company, either the Operating Partnership or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, the Operating Partnership can require Kan Am to sell to the Operating Partnership for cash or limited partnership units of the Operating Partnership, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require the Operating Partnership to acquire for cash or limited partnership units of the Operating Partnership, at the Operating Partnership's election, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell right in the event of a change in control of the Company.

        The Operating Partnership has guaranteed to Kan Am the payment of its priority return, subject to an aggregate limit of $10,800,000. This aggregate limit is to be reduced annually by the sum of $1,080,000 in each year in which the Operating Partnership was not required to make payments under the guaranty, but not below $5,400,000. This guarantee will terminate upon the earlier of May, 2006, or such time as the partnership's cash flow in any fiscal year exceeds $8,000,000.

        Concord Mills—Concord, North Carolina.    Concord Mills opened in 1999 and contains approximately 1.2 million square feet of gross leaseable area comprised of approximately 691,000 square feet of anchor space and approximately 556,000 square feet of specialty store space. Concord Mills currently has 16 anchors including: Bass Pro Shops Outdoor World, AMC Theatres, Jillian's, Sun & Ski Sports, Alabama Grill, Off 5th-Saks Fifth Avenue, Burlington Coat Factory, T.J. Maxx, F.Y.E. (For Your Entertainment), and Old Navy. Concord Mills is located on an 165-acre site at the intersection of interstate 85 and Concord Mills Boulevard in the city of concord which is approximately ten miles north of downtown Charlotte.

        The Operating Partnership, Kan Am and Simon Property are the sole partners in the joint venture entities that own Concord Mills. The initial required equity capital was contributed 50% by Kan Am, 25% by Simon Property and 25% by the Operating Partnership. Pursuant to the terms of the joint venture agreements, each partner receives a construction period preference until construction is substantially completed and permanent financing is secured and will receive a priority thereafter, equal to 9% per annum on its capital contribution. Any residual cash flow after preference payments are distributed 25% to Kan Am, 37.5% to the Operating Partnership and 37.5% to Simon Property. The Operating Partnership and Simon Property currently guarantee Kan Am's construction period preference and Kan Am's portion of construction debt and will continue these guaranties until qualified permanent financing is secured for the project. As of December 31, 2001, Kan Am's unpaid preference was $0.6 million. Following the occurrence of a major capital event, such as the sale of the real property or the project or the receipt of proceeds arising from condemnation of the project, each partner will receive its unpaid construction period preference, its unpaid priority return and its unreturned capital contributions, and any residual cash flow will be distributed 25% to Kan Am, 37.5% to the Operating Partnership and 37.5% to Simon Property. We have the right to manage the development, property management and leasing of Concord Mills, subject to the other joint venture partners' approval of specified major decisions, including sale or refinancing of Concord Mills and approval of an annual budget.

        At specified times following the tenth anniversary of the project's opening, either the Operating Partnership and Simon Property together or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, the Operating Partnership and Simon Property can require Kan Am to sell to the Operating Partnership for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require the Operating Partnership and Simon Property to acquire for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property, at the election of the Operating Partnership and Simon Property, Kan Am's entire interest in the joint venture entity.

        At any time during the operating period, if the Operating Partnership or Simon Property are unable to agree on specified major decisions, at any time following the fifth anniversary of the project's completion date or at any time if certain named executive officers of the Company or Simon Property are no longer executive officers, either the Operating Partnership or Simon Property can exercise a buy-sell right. Pursuant to the buy-sell provision, either party, as the offeror, may require the other party, as offeree, to elect to either sell to the offeror the offeree's interest in the joint venture entity or purchase from the offeror the offeror's interest in the joint venture entity for cash, subject to compliance with certain procedural requirements.

        Katy Mills—Katy, Texas.    Katy Mills opened in 1999 and contains approximately 1.2 million square feet of gross leaseable area comprised of approximately 605,000 square feet of anchor space and approximately 585,000 square feet of specialty store space. Katy Mills currently has 13 anchors including: Bass Pro Shops Outdoor World, Burlington Coat Factory, AMC Theatres, F.Y.E. (For Your Entertainment), Off 5th-Saks Fifth Avenue, Sun & Ski Sports, Old Navy, Jillian's, and Marshalls. Katy Mills is located on a 500-acre site at the intersection of Interstate 10 and Katy-Fort Bend Road in Fort Bend and Harris Counties which is approximately 20 miles west of Houston.

        The Operating Partnership and Kan Am are the sole partners in the joint venture entity that owns Katy Mills and an interest in an additional development site located approximately two miles from the Katy Mills property. Kan Am contributed $78.8 million, representing 75% of the total estimated equity requirement, and the Operating Partnership contributed the balance of the total estimated equity requirement. Pursuant to the terms of the joint venture agreement, the Operating Partnership and Kan Am each receives a construction period preference until construction is substantially completed and permanent financing is secured, and will receive a priority return thereafter, equal to 9% per annum on its capital contribution. Any residual cash flow after preference payments are distributed 37.5% to Kan Am and 62.5% to the Operating Partnership. The Operating Partnership currently guarantees Kan Am's construction period preference and Kan Am's portion of construction debt and will continue these guaranties until qualified permanent financing is secured for the project. As of December 31, 2001, Kan Am's unpaid preference was $1.8 million. Under the joint venture agreement, following the occurrence of a major capital event, such as the sale of the real property or the project or the receipt of proceeds arising from condemnation of the project, each partner will receive its unpaid construction loan preference, its unpaid priority return and, on a pro rata basis, its unreturned capital contributions and any residual cash flow will be distributed 62.5% to the Operating Partnership and 37.5% to Kan Am. We have the right to manage the development, property management and leasing of Katy Mills, subject to the other joint venture partners' approval of specified major decisions, including sale or refinancing of Katy Mills and approval of an annual budget.

        At specified times following the tenth anniversary of the project's opening, either the Operating Partnership or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, the Operating Partnership can require Kan Am to sell to the Operating Partnership for cash or limited partnership units of the Operating Partnership, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require the Operating Partnership to acquire for cash or limited partnership units of the Operating Partnership, at the Operating Partnership's election, Kan Am's entire interest in the joint venture entity.

        Opry Mills—Nashville, Tennessee.    Opry Mills opened in May 2000 and contains approximately 1.1 million square feet of gross leaseable area comprised of approximately 595,000 square feet of anchor space and approximately 517,000 square feet of specialty store space. Opry Mills currently has 16 anchors including: Alabama Grill, Barnes & Noble, Bass Pro Shops Outdoor World, Gibson Guitar, Jillian's, Off Broadway Shoes, Off 5th-Saks Fifth Avenue, Old Navy, Regal Theatre, Sun & Ski Sports and Tower Records. Opry Mills is located on a 67-acre site that is adjacent to the Opryland Hotel and Convention Center.

        The Operating Partnership and Gaylord Entertainment Company are the sole partners in the joint venture entity that owns Opry Mills. Gaylord contributed the land for the project, which was valued at $25 million, as its portion of the initial required capital. The Operating Partnership contributed $50 million as its portion of the initial required capital. The Operating Partnership and Gaylord each receive a 9% priority return. Cash flow is used first to pay the Operating Partnership's priority return, second to pay Gaylord's priority return, third to pay to the Operating Partnership special distributions of up to $3.5 million of certain net sponsorship revenues until the project achieves an 11% yield and finally, to the extent there exists any residual cash flow, for distributions to the partners—66.67% to the Operating Partnership and 33.33% to Gaylord. Following the occurrence of a major capital event, such as the sale of the joint venture's leasehold interest in the underlying land or receipt of proceeds arising from condemnation of the project, payments to the partners will be made in the following order of priority: (1) the Operating Partnership will receive its unpaid priority return; (2) Gaylord will receive its unpaid priority return; (3) each partner will receive its unreturned capital contributions on a pro rata basis; and (4) any residual cash flow will be distributed 66.67% to the Operating Partnership and 33.33% to Gaylord. We have the right to provide all the development, property management and leasing services for Opry Mills, subject to Gaylord's approval for specified major decisions, including the sale or refinancing of Opry Mills and approval of an annual budget.

        At any time after the tenth anniversary of the project's opening or at any time after the opening if the partners are unable to agree on specified major decisions, either the Operating Partnership or Gaylord can exercise a buy-sell right. Pursuant to the buy-sell provision, either partner, as the offeror, may require the other partner, as the offeree, to elect to either sell to the offeror the offeree's interest in the joint venture or purchase from the offeror the offeror's interest in the joint venture for cash.

        The Operating Partnership has guaranteed to the joint venture and to Gaylord the performance of our obligations under the joint venture agreement until the sale or transfer of Gaylord's interest in the joint venture to any entity that is not an affiliate or until the dissolution of the joint venture.

        Arundel Mills—Anne Arundel County, Maryland.    Arundel Mills opened in November 2000 and contains approximately 1.2 million square feet of gross leaseable area comprised of approximately 624,000 square feet of anchor gross leaseable area and approximately 538,000 square feet of specialty store space. Arundel Mills currently has 13 anchors, including: Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, F.Y.E. (For Your Entertainment), Jillian's, Muvico Theatres, Off 5th-Saks Fifth Avenue, Off Broadway Shoes, Old Navy, Sun & Ski Sports, The Children's Place, and T.J. Maxx. Arundel Mills has two additional anchor commitments ESPN Skate Park and Medieval Times which will open in 2002. Arundel Mills is located on an approximately 107-acre site near the intersection of the Baltimore/Washington Parkway and State Route 100 in Anne Arundel County, Maryland.

        The Operating Partnership, Kan Am and Simon Property are the sole partners in the joint venture entities that own Arundel Mills. The initial required equity capital was contributed 50% by Kan Am, 25% by Simon Property and 25% by the Operating Partnership. Pursuant to the terms of the joint venture agreements, each partner receives a construction period preference until construction is substantially completed and permanent financing is secured, and will receive a priority return thereafter, equal to 9% per annum on its capital contribution. Any residual cash flow, after preference payments, are distributed 25% to Kan Am, 37.5% to the Operating Partnership and 37.5% to Simon Property. The Operating Partnership and Simon Property currently guarantee Kan Am's construction period preference and Kan Am's portion of construction debt and will continue these guaranties until qualified permanent financing is secured for the project. As of December 31, 2001, Kan Am's unpaid preference was $0.5 million. Following the occurrence of a major capital event, such as the sale of the real property or the project or the receipt of proceeds arising from condemnation of the project, each partner will receive it unpaid construction period preference, its unpaid priority return and its unreturned capital contributions, and any residual cash flow will be distributed 25% to Kan Am, 37.5% to the Operating Partnership and 37.5% to Simon Property. We have the right to manage the development, property management and leasing of Concord Mills, subject to the other joint venture partners' approval of specified major decisions, including sale or refinancing of Concord Mills and approval of an annual budget.

        At specified times following the tenth anniversary of the project's opening or, if earlier, upon a change in control of the Company, either the Operating Partnership and Simon Property together or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, the Operating Partnership and Simon Property can require Kan Am to sell to the Operating Partnership for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require the Operating Partnership and Simon Property to acquire for cash or limited partnership units of the Operating Partnership and limited partnership units of Simon Property, at the election of the Operating Partnership and Simon Property, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell provision in the event of a change in control of the Company.

        At any time during the operating period, if the Operating Partnership or Simon Property are unable to agree on specified major decisions, at any time following the fifth anniversary of the project's completion date or at any time if certain named executive officers of the Company or Simon Property are no longer executive officers, either the Operating Partnership or Simon Property can exercise a buy-sell right. Pursuant to the buy-sell provision, either party, as the offeror, may require the other party, as offeree, to elect to either sell to the offeror the offeree's interest in the joint venture entity or purchase from the offeror the offeror's interest in the joint venture entity for cash, subject to compliance with certain procedural requirements.

        Discover Mills—Sugarloaf, Georgia.    Discover Mills opened in November 2001 and contains 1.1 million square feet of gross leaseable area comprised of approximately 566,000 square feet of anchor gross leaseable area and approximately 522,000 square feet of specialty store space. Discover Mills currently has 12 anchors, including: Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, ESPN Skatepark, Last Call-Neiman Marcus, Off 5th-Saks Fifth Avenue, and Sun & Ski Sports. Discover Mills is located on an approximately 225-acre site just off Interstate 85 and Sugarloaf Parkway in Gwinette County, Georgia.

        The Operating Partnership and Kan Am are the sole partners in the joint venture entity that owns Discover Mills. Kan Am contributed the entire estimated equity requirement of $75 million. Pursuant to the terms of the joint venture agreement, Kan Am will receive a construction period preference until construction is substantially completed and permanent financing is secured and will receive a priority return thereafter, equal to 9% per annum on its capital contribution. Any residual cash flow, after preference payments, are distributed 50% to Kan Am and 50% to the Operating Partnership. The Operating Partnership currently guarantees Kan Am's construction period preference and Kan Am's portion of construction debt and will continue these guaranties until qualified permanent financing is secured for the project. As of December 31, 2001, Kan Am's unpaid preference was $1.0 million. Following the occurrence of a major capital event, such as the sale of the real property or the project or the receipt of proceeds arising from condemnation of the project, Kan Am will receive its unpaid construction period preference, its unpaid priority return and its unreturned capital contributions, and any residual cash flow will be distributed 50% to Kan Am and 50% to the Operating Partnership. We have the right to provide all the development, property management and leasing services for Discover Mills, subject to Kan Am's approval for specified major decisions, including the sale or refinancing of Discover Mills and approval of an annual budget.

        At specified times following the tenth anniversary of the project's opening or, if earlier, upon a change in control of the Company, either the Operating Partnership or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, the Operating Partnership can require Kan Am to sell to the Operating Partnership for cash or limited partnership units of the Operating Partnership, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require the Operating Partnership to acquire for cash or limited partnership units of the Operating Partnership, at the Operating Partnership's election, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell right in the event of a change in control of the Company.

CAPITAL EXPENDITURES—EXISTING MILLS, BLOCK AND COMMUNITY CENTERS
COMBINED (1) (2) (3)

        The following tables present certain information regarding capital expenditures for the Mills, the Block and the Community Centers combined for each of the last three years and a 3-year average. Data is only available for 2001 and 2000 for The Block at Orange.

	Years Ended December 31,
				3-Year Average
	2001	2000	1999
Recurring non-tenant capital expenditures (4)
Costs	$1,188,795	$1,173,885	$284,206	$882,295
Per Square Foot (5)	0.11	0.10	0.03	0.08
Recurring tenant improvements/leasing costs (6)
Costs	$1,821,232	$3,617,617	$3,934,656	$3,124,502
Per Square Foot Improved (7)	8.82	7.60	8.52	8.31
Per Square Foot (5)	0.20	0.37	0.38	0.32
Total recurring costs
Costs	$3,010,027	$4,791,502	$4,218,862	$4,006,797
Per Square Foot (5)	0.31	0.47	0.41	0.40
Non-recurring tenant improvements/ leasing costs (6)
Costs (8)	$11,561,703	$27,614,724	$22,811,936	$20,662,788
Per Square Foot Improved (9)	14.06	61.40	51.85	42.44
Per Square Foot (5)	1.08	2.25	1.91	1.75
Work in process (10)
Costs	$9,903,298	$1,989,851	$2,676,259	$4,856,469
Per Square Foot Improved (11)	29.00	13.92	18.81	20.58

(1)
Analysis excludes projects that have not reached stabilized performance levels.

(2)
Capital expenditures include only the Company's share of costs related to the joint venture projects. The capital expenditures for the twelve months ended December 31, 1999 have been adjusted to include only the Company's share of costs related to the joint ventures as compared with the total costs for the joint ventures as previously reported.

(3)
The Company sold ten of its 11 community centers during the third quarter of 2000.

(4)
Recurring non-tenant capital expenditures include expenditures that are neither tenant related nor recoverable from tenants.

(5)
Expenditures divided by total GLA of the properties (excluding space owned by certain anchor store tenants).

(6)
Recurring and non-recurring tenant improvements/leasing costs are comprised of tenant-specific costs including tenant improvements, tenant allowances and capitalized internal leasing costs.

(7)
Calculated as recurring tenant improvements/leasing costs divided by GLA of all recurring store openings (including spaces requiring no expenditures.)

(8)
Includes expansion costs for Franklin Mills and Gurnee Mills and non-recurring remerchandising costs. Excludes expansion costs for Sawgrass Mills Phase III (The Oasis at Sawgrass), Ontario Mills and Grapevine Mills.

(9)
Calculated as non-recurring tenant improvements/leasing costs divided by GLA of all non-recurring store openings.

(10)
Work in process is comprised of construction in progress that will be shown as recurring tenant improvement/leasing costs or non-recurring tenant improvement/leasing costs when the work is completed.

(11)
Calculated as work in process divided by GLA of all space with work in process.

CAPITAL EXPENDITURES (Continued)—EXISTING MILLS AND BLOCK (1) (2)

        The following table presents certain information regarding capital expenditures for the Mills and The Block for each of the last three years and a 3-year average. Data is only available for 2001 and 2000 for The Block at Orange.

	Years Ended December 31,
				3-Year Average
	2001	2000	1999
Recurring non-tenant capital expenditures (3)
Costs	$1,188,747	$1,025,745	$111,657	$775,383
Per Square Foot (4)	0.11	0.11	0.01	0.08
Recurring tenant improvements/leasing costs (5)
Costs	$1,821,232	$2,872,457	$3,647,528	$2,780,406
Per Square Foot Improved (6)	8.61	8.06	9.28	8.65
Per Square Foot (4)	0.20	0.37	0.44	0.34
Total recurring costs
Costs	$3,009,979	$3,898,202	$3,759,185	$3,555,789
Per Square Foot (4)	0.31	0.48	0.45	0.41
Non-recurring tenant improvements/ leasing costs (5)
Costs (7)	$11,459,591	$18,529,987	$16,842,194	$15,610,591
Per Square Foot Improved (8)	5.05	57.36	64.28	42.23
Per Square Foot (4)	0.68	1.87	1.73	1.43
Work in process (9)
Costs	$9,900,722	$1,989,851	$1,955,746	$4,615,440
Per Square Foot Improved (10)	29.37	13.92	38.97	27.42

(1)
Analysis excludes projects that have not reached stabilized performance levels.

(2)
Capital expenditures include only the Company's share of costs related to the joint venture projects. The capital expenditures for the twelve months ended December 31, 1999 have been adjusted to include only the Company's share of costs related to the joint ventures as compared with the total costs for the joint ventures as previously reported.

(3)
Recurring non-tenant capital expenditures include expenditures that are neither tenant related nor recoverable from tenants.

(4)
Expenditures divided by total GLA of the properties (excluding space owned by certain anchor store tenants).

(5)
Recurring and non-recurring tenant improvements/leasing costs are comprised of tenant-specific costs including tenant improvements, tenant allowances and capitalized internal leasing costs.

(6)
Calculated as recurring tenant improvements/leasing costs divided by GLA of all recurring store openings (including spaces requiring no expenditures.)

(7)
Includes expansion costs for Franklin Mills and Gurnee Mills and non-recurring remerchandising costs. Excludes expansion costs for Sawgrass Mills Phase III (The Oasis at Sawgrass), Ontario Mills and Grapevine Mills.

(8)
Calculated as non-recurring tenant improvements/leasing costs divided by GLA of all non-recurring store openings.

(9)
Work in process is comprised of construction in progress that will be shown as recurring tenant improvement/leasing costs or Non-recurring tenant improvement/leasing costs when the work is completed.

(10)
Calculated as work in process divided by GLA of all space with work in process.

CAPITAL EXPENDITURES (Continued)—COMMUNITY CENTERS (1)

        The following table sets forth certain information regarding capital expenditures for the Community Centers for each of the last three years and a 3-year average.

	Years Ended December 31,
				3-Year Average
	2001	2000	1999
Recurring non-tenant capital expenditures (2)
Costs	$48	$148,140	$172,549	$106,912
Per Square Foot (3)	—	0.07	0.08	0.05
Recurring tenant improvements/leasing costs (4)
Costs	$—	$745,160	$287,128	$344,096
Per Square Foot Improved (5)	—	5.82	3.83	3.22
Per Square Foot (3)	—	0.34	0.13	0.16
Total recurring costs
Costs	$48	$893,300	$459,677	$451,008
Per Square Foot (3)	—	0.41	0.21	0.21
Non-recurring tenant improvements/leasing costs (4)
Costs (7)	$102,112	$9,084,737	$5,969,742	$5,052,197
Per Square Foot Improved (6)	0.80	72.90	33.49	35.73
Per Square Foot (3)	0.28	4.12	2.71	2.37
Work in process (7)
Costs	$2,576	$—	$720,513	$241,030
Per Square Foot Improved (8)	0.46	—	7.83	2.76

(1)
The Company sold ten of its 11 community centers during the third quarter of 2000.

(2)
Recurring non-tenant capital expenditures include expenditures that are neither tenant related nor recoverable from tenants.

(3)
Expenditures divided by total GLA of the properties (excluding space owned by certain anchor store tenants).

(4)
Recurring tenant improvements/leasing costs and non-recurring tenant improvements/leasing costs are comprised of tenant-specific costs including tenant improvements, tenant allowances and capitalized internal leasing costs.

(5)
Calculated as recurring tenant improvements/leasing costs divided by GLA of all recurring store openings (including spaces requiring no expenditures.)

(6)
Calculated as non-recurring tenant improvements/leasing costs divided by GLA of all non-recurring store openings.

(7)
Work in process is comprised of construction in progress that will be shown as recurring tenant improvements/leasing costs or non-recurring tenant improvements/leasing costs when the work is completed.

(8)
Calculated as work in process divided by GLA of all space with work in process.

SUMMARY OF OUTSTANDING CONSOLIDATED INDEBTEDNESS
(Dollars in thousands)

        As of December 31, 2001, the Company had outstanding consolidated indebtedness in an aggregate amount of approximately $1,024 million (excluding its pro rata share of unconsolidated joint venture debt) as set forth below:

	Principal Balance	Interest Rate Type	Annual Interest Rate	Annual Interest		Maturity Date (19)		Earliest date at which debt can be repaid	Recourse to Company or Operating Partnership
Potomac Mills/Gurnee Mills	$352,938	Fixed	7.460%	$26,329		3/10/11	(1)	(2)	0%
Franklin Mills/Liberty Plaza									0%
Tranche A	105,120	Fixed	7.882%	8,286		5/5/07	(3)	(4)	0%
Mortgage Loan	19,102	Fixed	7.440%	1,421		5/5/07	(3)	(4)	0%
Mortgage Loan	12,436	Fixed	6.220%	774		5/5/07	(3)	(4)	0%
Sawgrass Mills
Mortgage Loan	252,848	Fixed	7.180%	18,155		7/7/06	(5)	(5)	0%
Mezzanine Loan	31,170	Fixed	7.34%(6)	2,288	(6)	7/7/06	(8)	(8)	0%
The Oasis at Sawgrass
Mortgage Loan	46,134	Fixed	7.180%	3,312		7/7/06	(5)	(5)	0%
Mezzanine Loan	5,687	Fixed	7.34%(6)	428	(6)	7/7/06	(8)	(8)	0%
CVS Portfolio (25 stores)	35,967	Fixed	7.960%	2,863		10/10/10		(9)	0%
CVS Portfolio (25 stores)	28,330	Fixed	9.350%	2,649		1/10/23		(10)	0%
CVS Portfolio (21 stores)	39,703	Fixed	6.498%	2,580		8/6/18		(11)	0%
Concord Mills Residual III	13,119	Variable	Libor + 225bp	541	(7)	12/31/02		(12)	100%	(13)

Total Property Mortgages	$942,554			$69,626

Mainstreet Retail	11,588	Variable	Libor + 425bp	710	(7)	7/21/10		(14)	100%	(14)
FoodBrand (Katy/Franklin/Opry)	9,791	Fixed	11.102%	1,087		7/15/05		(15)	100%	(15)
FoodBrand (Arundel)	2,090	Fixed	9.249%	193		10/30/05		(15)	100%	(15)
Corporate Term Loan	45,000	Variable	Libor + 225bp	1,856	(7)	6/1/03		(16)	0%
Corporate Revolving Loan	10,000	Variable	Libor + 275bp	462	(7)	6/1/02	(17)	(12)	0%
Sawgrass Residual	2,871	Variable	Libor + 165bp	101	(7)	1/18/03		(18)	0%

Total Consolidated Indebtedness	$1,023,894			$74,035

(1)
The debt is a 30-year amortizing loan with an anticipated balloon repayment date of March 10, 2011. In the event the mortgage loan is not repaid by the effective maturity date (March 10, 2011), the annual interest rate for each note will be increased to the greater of the stated rate plus 5% or the existing treasury rate plus 5%.

(2)
Prepayments, in whole or in part, are not permitted prior to December 10, 2010. After this date, and upon at least 30 days notice to Lender, prepayment in whole is permitted. Prior to December 10, 2010 and provided certain requirements have been completed and no event of default is outstanding, Borrower may defease a part or all of the outstanding loan balance through the establishment of defeasance collateral with the Lenders.

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

(4)
This indebtedness may be prepaid, without a prepayment penalty, beginning 180 days prior to the maturity date. Prior to that date, the debt may not be prepaid, except that $12,500 of the principal balance, which has been allocated to the Liberty Plaza community shopping center, may be defeased through the establishment of defeasance collateral (which may include government or agency securities that have the full faith and credit of the United States government).

(5)
The debt is a 5-year amortizing mortgage loan with an anticipated balloon repayment of July 6, 2006. Prepayments are permitted after June 6, 2006 within a 30-day written notice to the Lender and no prepayment penalties apply. The total loan amount is $300,000 of which $253,709 was allocated to Sawgrass Mills and $46,291 was allocated to The Oasis at Sawgrass.

(6)
The loan bears interest at LIBOR plus 4.50%, however interest on the loan is considered to be fixed through June 7, 2003 due to an interest rate swap which locks in LIBOR at 2.84% on a notional amount of $37,000.

(7)
Calculated using 30-day LIBOR at 1.87375%, which was the rate at December 31, 2001.

(8)
The debt is a 5-year mezzanine loan with an anticipated balloon payment on July 7, 2006. The total loan amount is $37,000 of which $31,291 was allocated to Sawgrass Mills and $5,709 was allocated to The Oasis at Sawgrass.

(9)
The indebtedness is a non-amortizing loan with an anticipated balloon repayment date of October 10, 2010. The loan may be prepaid upon 30 days notice to the Lender. The indebtedness may only be prepaid in whole prior to July 31, 2005, along with a prepayment penalty of not less than 1% of the principal amount repaid. After July 31, 2005 the indebtedness may be prepaid in whole or in part, along with a prepayment penalty subject to a reinvestment yield calculation. The debt is fully assignable.

(10)
The indebtedness is a non-amortizing loan with an anticipated balloon repayment date of January 10, 2023. The loan may be prepaid upon a 30-day written notice to the Lender. The indebtedness may only be prepaid in whole prior to July 31, 2005, along with a prepayment penalty of not less than 1% of the principal amount repaid. After July 31, 2005, the indebtedness may be prepaid in whole or in part, along with a prepayment penalty subject to a reinvestment yield calculation. The debt is fully assignable.

(11)
The indebtedness is an amortizing loan with an anticipated balloon repayment date of August 6, 2018. The loan may be prepaid beginning 90 days prior to August 6, 2018 provided the loan is prepaid in its entirety and includes a yield maintenance premium. The debt is fully assignable.

(12)
The debt is prepayable, in whole or in part, at any time without prepayment penalty.

(13)
The total commitment under this construction loan is $15,000. Funds are available subject to certain performance measures and restrictive covenants. The loan is fully guaranteed by the Company.

(14)
The debt is a 10-year amortizing loan with a maturity date of July 21, 2010. Interest is payable at a variable rate of LIBOR plus 425 bp for the first 24 months of the loan. After the first 24 months, the interest rate will be payable at a variable rate which will be the higher of LIBOR plus 425 bp or the 7 year Treasury Rate. The collateral for the loan is the pushcarts and kiosks that are owned by Mainstreet Retail, an affiliate of the Company. The loan is fully guaranteed by the Company.

(15)
The indebtedness relates to capital leases for leasehold improvements and equipment for FoodBrand operations at Katy Mills, Franklin Mills, Opry Mills, and Arundel Mills. The lease obligations are prepayable with yield maintenance after certain lock-out periods. The leases have five year lease terms and are fully guaranteed by the Company.

(16)
The debt is a term loan secured by the Company's interest in Franklin Mills. The loan which is prepayable in whole or in part, at any time without a prepayment penalty, has a mandatory principal repayment in the amount of $10 million due on or before June 1, 2002.

(17)
The total commitment under revolving loan is $75,000. Funds are available subject to certain performance measures and restrictive covenants. The line bears interest at a variable rate ranging from 175 bp to 275 bp over Libor subject to certain leverage tests and matures June 2, 2002.

(18)
The debt is prepayable, in whole or in part, at any time, upon 3days prior notice to the Lender without prepayment penalty.

(19)
Maturity date excludes any option periods.

SUMMARY OF OUTSTANDING UNCONSOLIDATED INDEBTEDNESS
(Dollars in thousands)

	Principal Balance	Total Commitment	Interest Rate Type	Annual Interest Rate	Annual Interest		Maturity Date (26)		Earliest date at which debt can be repaid	Recourse to Company or Operating Partnership
Arizona Mills	$144,737		Fixed	7.895%	$11,427		10/5/10		(1)	0.0%
Grapevine Mills	155,000		Fixed	6.470%	10,029		10/1/08	(2)	(27)	0.0%
Grapevine Mills II	14,396		Fixed	8.390%	1,208		11/5/08	(4)	(1)	0.0%
Ontario Mills	140,507		Fixed	6.750%	9,484		12/1/08	(5)	(1)	0.0%
Ontario Mills II	10,430		Fixed	8.010%	835		1/5/09		(1)	0.0%
The Block at Orange (6)	133,898		Fixed (6)	8.000%	10,800		5/1/06		(7)	19.3%	(8)

Total Mortgage Debt	$598,968				$43,783

Concord Mills	$180,717	$199,000	Variable	Libor + 120bp (9)(28)	$5,555	(10)	12/2/02		(3)	17.5%	(11)
Katy Mills	155,351	158,000	Variable	Libor + 175bp	5,630	(10)	3/31/02		(12)	27.0%	(13)
Opry Mills	172,052	176,500	Fixed (14)	Libor + 175bp	13,807	(15)	9/30/02		(16)	50.0%	(17)
Arundel Mills	170,085	191,000	Variable	Libor + 140bp (28)	5,568	(10)	5/23/03		(18)	10.0%	(19)
Arundel Mills Residual	3,560	10,000	Variable	Libor + 200bp	138	(10)	6/8/02		(20)	25.0%	(21)
Discover Mills	141,397	182,243	Variable	Libor + 225bp (22)	7,144	(23)	4/16/04		(24)	100.0%	(25)

	$823,162	$916,743			$37,842

Total Unconsolidated Indebtedness	$1,422,130	$916,743			$81,625

(1)
The debt may be prepaid with a prepayment penalty subject to a yield maintenance calculation. If the prepayment occurs during the three months prior to the maturity date, there is no prepayment penalty.

(2)
This indebtedness is a 30-year amortizing loan with an anticipated repayment date of October 1, 2008. The loan has an interest only payment period through September 1, 2002. In the event the mortgage loan is not repaid by the anticipated balloon repayment date, the annual interest rate will be the greater of (i) the loan interest rate plus 2% or (ii) the yield calculated by linear interpolation of the yields of noncallable United States Treasury obligations with terms (one longer and one shorter) most nearly approximating the period from such date of determination to the anticipated repayment date.

(3)
As of July 3, 2000 this indebtedness may be prepaid, in whole or in part, upon ten business days notice to the Administrative Agent.

(4)
This indebtedness is a 30-year amortizing loan with a balloon payment date of November 5, 2008.

(5)
This indebtedness is a 30-year amortizing loan with an anticipated repayment date on December 1, 2008. In the event the mortgage is not repaid by the anticipated balloon repayment date, the annual interest rate will be the greater of (i) the loan interest rate plus 5% or (ii) the Treasury Rate plus 5%.

(6)
This indebtedness is evidenced by two loans: a permanent loan in the amount of $108,000 and a mezzanine loan in the amount of $27,000. Interest on the loans is considered to be fixed at 8% through May 1, 2006 due to an interest rate swap which effectively fixed the interest rate at 8%.

(7)
The indebtedness may be prepaid in whole (but not in part), on or after June 1, 2003.

(8)
The mezzanine loan is guaranteed 100% by the Company. As of December 31, 2001, the guaranteed amount was $25,898.

(9)
The loan commitment has a term of three years with two one-year options. The first one year option was exercised 12/2/01. The interest rate will be Libor plus 135 basis points until completion and occupancy requirements are met. Once achieved, the interest rate will be Libor plus 120 basis points. The interest rate can be further reduced to Libor plus 110 basis points when the project achieves a DSC ratio for three months of 1.35.

(10)
Calculated using 30-day Libor at 1.87375%, which was the rate at December 31, 2001.

(11)
The new loan is guaranteed severally by the Company (50%) and Simon Property (50%) and can be reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of loan amount; (ii) reduced to 50% upon achieving completion and occupancy requirements; (iii) reduced to 35% upon achieving a DSC ratio of 1.20 for three consecutive months; (iv)and reduced to 20% upon achieving a DSC ratio of 1.35 for three consecutive months subsequent to the prior condition. As of December 31, 2001, the Company's guarantee amount was 17.5%.

(12)
The indebtedness may be prepaid, in whole or in part, upon five business days notice to the Administrative Agent.

(13)
The loan commitment has a term of three years with a one-year extension option. The principal is guaranteed by the Company and can be reduced as follows: (i) as of closing, the "Guaranteed Amount" was $168 million of the loan amount; (ii) upon completion of construction, the grand opening of the project and a DSC ratio of 1.00 the Guaranteed Amount will reduce to $84 million. (iii) and upon achieving a DSC ratio of 1.25 the Guaranteed Amount will reduce to $42 million. As of December 31, 2001, the guarantee amount was $42 million.

(14)
The interest is considered fixed, since the variable portion of the interest rate has a cap of 7.00% and a floor of 6.275% through September 29, 2002.

(15)
Calculated using 6.275%, the floor on the interest rate collar, plus the spread of 175 bp.

(16)
The indebtedness may be prepaid, in whole or in part, upon three business days to the Administrative Agent, provided that each prepayment under this loan shall include all interest accrued on the amount of principal prepaid (and all late charges and other sums that may be payable) through the day of prepayment.

(17)
The loan commitment has a term of three years with a one-year extension option. The principal is guaranteed by the Company and can be reduced as follows: (i) as of closing, the "Guaranteed Amount" was 100% of loan amount; (ii) upon completion of construction, fulfilling certain occupancy requirements as defined per construction loan agreement and a DSC ratio of 1.10 the Guaranteed Amount will reduce to 50%. On September 29, 2000, the Company entered into a modification agreement whereby the loan commitment was increased from $168,000 to $176,000. As of December 31, 2001, the guarantee amount was 50%.

(18)
The indebtedness is prepayable, in whole or in part, at any time upon three days prior to notice to Lender without prepayment penalty. Any partial prepayments shall be in $100 increments.

(19)
The principal and interest are guaranteed by the Company and Simon Property. The Company's guarantee may be reduced as follows: (i) upon closing the construction loan, the "Guaranteed Amount" was 50% of loan amount, (ii) upon completion of construction, and fulfilling certain occupancy requirements as defined in the construction loan agreement, the Guaranteed Amount was reduced to 25%; (iii) upon achieving a DSC ratio of 1.20 the Guaranteed Amount was reduced to 17.5%; (iv)upon achieving a DSC ratio of 1.35 for three consecutive months subsequent to the prior condition the Guaranteed Amount was reduced to 10%. As of December 31, 2001, the guarantee amount was 10%.

(20)
Prepayable, in whole or in part, at any time upon ten days prior notice to Lender without prepayment penalty.

(21)
The principal is guaranteed by the Company and Simon Property and is limited to 25% of principal and interest for each party.

(22)
The interest rate will be Libor plus 225 basis points until the construction phase completion date has occurred, the DSC ratio has equaled or exceeded 1.25, the occupancy requirements are met, and there has been no event of default. Once achieved, the interest rate will be Libor plus 200 basis points. The interest rate can be further reduced to Libor plus 175 basis points when the project achieves a DSC ratio of 1.40 and the borrower has prepaid at least $10 million of the principal amount.

(23)
Libor has been fixed at a rate of 291 bp on a notional amount of $126,672 through June 1, 2003.

(24)
This indebtedness may be prepaid in whole or in part, at any time upon seven days prior notice to Lender without prepayment penalty. Prepayment shall include all interest accrued on loan through prepayment date (and all late charges and other sums that may be payable) through the date of prepayment.

(25)
The principal and interest are guaranteed by the Company and may be reduced as follows: (i) upon completion of the construction phase, satisfaction of leasing and occupancy requirements per the loan agreement, and achievement of a DSC ratio of 1.10, the Guaranteed Amount will be 50% of the loan amount; or (ii) upon satisfaction of the previous conditions, leasing and occupancy requirements, and a DSC ratio of 1.25, the Guaranteed Amount will be 25% of the loan amount. As of December 31, 2001, the guarantee amount was 100%.

(26)
Maturity date excludes any option periods which is an additional year for Concord Mills, Katy Mills, Opry Mills, Arundel Mills and Discover Mills.

(27)
This indebtedness may be prepaid in whole (but not in part), on or after July 3, 2008.

(28)
In January 2002, we entered into a one year LIBOR contract for the Arundel debt to fix LIBOR at 2.34% on a notional amount of $170,035 and a six month LIBOR contract on the Concord Mills debt to fix LIBOR at 1.92% on a notional amount of $178,100.

Income Producing Property—Federal Income Tax Basis (unaudited) (in thousands)

        The following table sets forth certain information regarding federal income tax basis and depreciation of income producing property for the Mills (including Ontario Mills, Grapevine Mills, Arizona Mills, Concord Mills, Katy Mills, Opry Mills, Arundel Mills, and Discover Mills, which are unconsolidated joint ventures) and The Block at Orange, which is an unconsolidated joint venture, as of December 31, 2001:

	Land	Land Improvements		Building		Furniture, Fixture and Equipment
	Federal Tax Basis	Federal Tax Basis	Depreciation Method Life (Yrs)	Federal Tax Basis	Depreciation Method Life (Yrs)	Federal Tax Basis	Depreciation Method Life (Yrs)
Arizona Mills	$22,018	$539	MACRS 15	$168,933	MACRS 39	$3,135	MACRS 5,7
Arundel Mills	16,466	27,006	MACRS 15	163,245	MACRS 39	6,416	MACRS 5,7
Concord Mills	24,830	21,095	MACRS 15	165,589	MACRS 39	5,046	MACRS 5,7
Concord Mills Marketplace	2,817	1,569	MACRS 15	4,272	MACRS 39	—
Discover Mills	27,128	20,005	MACRS 15	137,850	MACRS 39	4,439	MACRS 5,7
Franklin Mills	28,313	6,840	MACRS 15	160,586	MACRS 39	4,859	MACRS 5,7
Grapevine Mills	23,143	6,820	MACRS 15	162,705	MACRS 39	4,501	MACRS 5,7
Gurnee Mills	18,456	16,931	MACRS 15	180,956	MACRS 31.5,39	4,750	MACRS 3,5,7
Katy Mills	8,989	48,051	MACRS 15	112,182	MACRS 39	22,455	MACRS 5,7
Liberty Plaza	—	346	MACRS 15	7,338	MACRS 31.5,39	—
Ontario Mills	8,384	10,532	MACRS 15	142,016	MACRS 39	4,581	MACRS 5,7
Opry Mills	34,669	41,487	MACRS 15	85,648	MACRS 39	5,948	MACRS 5,7
Potomac Mills	15,913	27,199	ACRS 15,18	136,270	ACRS 15,18	2,847	MACRS 5,7
Sawgrass Mills	12,992	9,071	MACRS 15	172,990	MACRS 39	6,377	MACRS 3,5,7
The Block at Orange	23,211	10,221	MACRS 15	126,659	MACRS 39	8,785	MACRS 5,7
The Oasis at Sawgrass	2,548	3,120	MACRS 15	46,792	MACRS 39	821	MACRS 7

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Market Information

        Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "MLS". The following table sets forth the high and low closing sale prices per share of common stock for the periods indicated as reported on the NYSE and the distributions per share paid by us for the periods noted.

	HIGH	LOW	DISTRIBUTIONS
2001
First Quarter	$20.98	$16.37	$.5175
Second Quarter	24.74	20.33	.5325
Third Quarter	25.24	18.25	.5325
Fourth Quarter	26.48	21.04	.5325
2000
First Quarter	$18.63	$15.63	$.5025
Second Quarter	19.06	17.44	.5175
Third Quarter	18.94	17.06	.5175
Fourth Quarter	18.75	16.06	.5175

        The last reported closing sale price on the NYSE on March 25, 2002 was $27.74 per share. As of March 25, 2002, there were 30,490,933, shares of our common stock outstanding, held by 1,017 holders of record.

Distributions

        We have made consecutive quarterly distributions since our initial public offering. The indicated annual distribution rate was $2.13 per share of common stock based on the fourth quarter 2001 distribution. A portion of our distribution may represent a non-taxable return of capital and/or a capital gain dividend. Approximately 100% of 2001 distributions of $2.12 per share of common stock were a non-taxable return of capital. In 2002, we increased our annual distribution rate to $2.19 per share of common stock commencing with our dividend for the first quarter of 2002 which is payable in May 2002. Our ability to make distributions depends on a number of factors, including net cash provided by operating activities, financial condition, capital commitments, debt repayment schedules and such other factors, as the Board of Directors deems relevant.

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

Item 6. Selected Financial Data

        The following table sets forth selected consolidated financial data for the Company, the Operating Partnership and their subsidiaries. The historical financial data should be read in conjunction with the consolidated financial statements and accompanying notes and the discussion set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this Form 10-K.

THE MILLS CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

	Years ended December 31,
	2001	2000	1999	1998	1997
OPERATING DATA:
REVENUES:
Minimum rent	$106,196	$103,550	$104,407	$101,503	$96,370
Percentage rent	1,518	2,891	3,677	3,832	4,413
Recoveries from tenants	50,975	52,006	51,680	50,943	47,350
Other property revenue	15,211	10,314	8,778	7,653	8,150
Management fee income from unconsolidated joint ventures	10,436	8,445	4,891	2,193	1,485
Other fee income from unconsolidated joint ventures	8,097	8,637	8,647	7,908	5,647

Total operating revenues	192,433	185,843	182,080	174,032	163,415

EXPENSES:
Recoverable from tenants	43,065	44,333	44,464	44,361	42,025
Other operating	5,684	5,362	6,184	5,872	5,720
General and administrative	17,352	15,691	12,416	9,994	9,506
Depreciation and amortization	37,820	38,065	34,164	34,786	33,471

Total operating expenses	103,921	103,451	97,228	95,013	90,722

	88,512	82,392	84,852	79,019	72,693
OTHER INCOME & EXPENSES:
Equity in earnings of unconsolidated joint ventures before extraordinary items	12,525	16,571	12,287	8,097	4,372
Interest income	4,048	4,868	2,605	3,238	2,561
Interest expense, net	(57,737)	(56,736)	(49,498)	(46,366)	(43,195)
Other income (expense)	(2,307)	(4,210)	(1,643)	(796)	740

Income before gain on sale of interest in FoodBrand L.L.C., sale of community centers, extraordinary items, and minority interests	45,041	42,885	48,603	43,192	37,171
Gain on sale of interest in FoodBrand L.L.C.	6,420	—	—	—	—
Gain on sale of community centers	—	18,370	—	—	—

Income before extraordinary items and minority interests	51,461	61,255	48,603	43,192	37,171
Extraordinary losses on debt extinguishments	(16,624)	(3,147)	(2,762)	(422)	(8,060)
Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	(127)	(347)	—	(3,518)	(397)

Income before minority interests	34,710	57,761	45,841	39,252	28,714
Minority interests	(13,468)	(23,341)	(18,618)	(16,000)	(12,303)

Net income	$21,242	$34,420	$27,223	$23,252	$16,411

EARNINGS PER COMMON SHARE—BASIC:
Income before extraordinary items	$1.25	$1.57	$1.25	$1.11	$0.99
Extraordinary losses on debt extinguishments	(0.40)	(0.09)	(0.07)	(0.10)	(0.23)

Net income per share	$0.85	$1.48	$1.18	$1.01	$0.76

THE MILLS CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA (Continued)
(In thousands, except per share data and number of properties)

	Years ended December 31,
	2001	2000	1999	1998	1997
EARNINGS PER COMMON SHARE—DILUTED:
Income before extraordinary items	$1.24	$1.56	$1.24	$1.10	$0.98
Extraordinary losses on debt extinguishments	(0.40)	(0.09)	(0.07)	(0.10)	(0.23)

Net income per share	$0.84	$1.47	$1.17	$1.00	$0.75

PER SHARE INFORMATION:
Dividends paid per common share (unaudited):
Ordinary income	$—	$0.51	$0.97	$1.14	$0.76
Capital gains	—	—	0.02	0.02	—
Return of capital	2.12	1.54	1.00	0.78	1.13

Dividends paid per common share	$2.12	$2.05	$1.99	$1.94	$1.89

OTHER DATA:
Cash flows provided by (used in):
Operating activities	$90,388	$78,386	$77,069	$78,948	$80,273
Investing activities	$(146,362)	$(78,042)	$(95,775)	$(98,407)	$(74,837)
Financing activities	$54,903	$7,068	$11,231	$4,706	$13,500
Funds from operations (1)	$121,472	$105,279	$95,076	$85,047	$74,055
Diluted weighted average shares outstanding	25,491	23,338	23,293	23,361	21,931
Diluted weighted average shares and units outstanding	41,508	39,166	39,137	39,230	38,063
PORTFOLIO DATA (INCLUDING UNCONSOLIDATED JOINT VENTURES):
Total Portfolio GLA at end of period	18,261	17,047	16,679	13,567	12,681
Number of properties at end of period	16	14	22	19	18
BALANCE SHEET DATA:
Investment in real estate assets (before accumulated depreciation)	$1,420,505	$1,239,121	$1,177,726	$1,086,822	$1,018,067
Total assets	1,329,104	1,125,691	1,039,467	970,362	926,621
Total mortgages, notes and loans payable	1,023,894	966,505	877,273	782,182	703,713
Minority interests	57,090	32,385	40,978	54,052	68,955
Total stockholders' equity	96,740	47,934	60,027	78,918	99,024

(1)
The Company generally considers Funds From Operations ("FFO") to be a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means income (loss) before minority interest (determined in accordance with generally accepted accounting principles, or "GAAP"), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations."

THE MILLS CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Except as otherwise required by the context, references in this Form 10-K to "we," "us," "our" and the "Company" refer to The Mills Corporation and its direct and indirect subsidiaries, including The Mills Limited Partnership, and references in this Form 10-K to the "Operating Partnership" refer to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner. The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the "Selected Financial Data," and the Company's Consolidated Financial Statements and Notes thereto for the years ended December 31, 2001, 2000, and 1999. Historical results set forth in the "Selected Financial Data" and the Company's Consolidated Financial Statements are not necessarily indicative of the future financial position and results of operations of the Company.

        The Mills Corporation is a fully integrated, self managed real estate investment trust that conducts all of its business through the Operating Partnership, in which we own a 1% interest as the sole general partner and a 61.89% interest as a limited partner as of December 31, 2001. Through the Operating Partnership, we are engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of a portfolio consisting of twelve super-regional, retail and entertainment-oriented centers, one urban entertainment/retail project, two community centers, and a portfolio of 46 single tenant net lease properties ("Net Lease Properties"). Additionally, the Operating Partnership owns MillsServices Corp. ("MSC"), which was formed to provide development, management, leasing and financial services to entities owned by affiliates of the Company. MSC owns 100% of Mills Enterprises, Inc., an entity that now owns 60% of FoodBrand L.L.C., the food and beverage entity created by the Company in 1999 to master lease, manage and operate food courts and restaurants at the Company's malls.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to real estate and development assets, revenue recognition in conjunction with providing development, leasing and management services and equity in earnings of unconsolidated joint ventures. A summary of the Company's accounting policies and procedures are included in footnote 2 of the consolidated financial statements and notes thereto. Management believes the following critical accounting policies among others affect its more significant judgment of estimates used in the preparation of its consolidated financial statements.

Real Estate and Development Assets

        Costs related to the acquisition, predevelopment, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs including certain direct and indirect costs incurred during the construction period are also capitalized. Upon completion of development all such costs are depreciated over the life of the related assets.

        Costs incurred during predevelopment are capitalized after management has identified and secured a site, determined that a project is feasible, and concluded that it is probable that the project will proceed. The Operating Partnership has invested significant amounts of capital in several predevelopment projects. While management believes it will recover this capital through the successful development of such projects, or through other alternative opportunities and courses of action in the event that such development cannot proceed, it is possible that a significant write-off of unrecoverable amounts could occur. A material write-off could impact the financial condition of the Operating Partnership, including its ability to comply with certain covenant tests under various debt agreements of the Company. A material write-off could also impact the Company's ability to obtain funding for future development projects.

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

Revenue Recognition

        The Company, as lessor, has retained substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Minimum rent from income producing properties is recognized on a straight-line basis over the terms of the respective leases. Percentage rent is recognized when tenants' sales have reached certain levels specified in the respective leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

        MSC has entered into agreements with the joint ventures to provide management, leasing, development and financial services for the joint venture properties. For management services, MSC is entitled to a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate monthly per square foot of space leased that is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the predevelopment stage of the project and subsequently recognized ratably during the development period once a development agreement is executed. For financial services, MSC receives an agreed upon percentage of the total loan commitment which is recognized when a construction loan or permanent loan is executed by the lender. Costs incurred to provide leasing, development and financial services are capitalized when incurred and subsequently expensed as the fee is earned. Other fee income from affiliated joint ventures reflects the fees earned from providing leasing, development and financing services, net of the estimated costs incurred to provide these services.

Investment in Unconsolidated Joint Ventures

        The Company does not consider itself to be in control of joint ventures when major business decisions require the approval of at least one other general partner. Accordingly, the company accounts for its joint ventures under the equity method.

        The Company calculates the equity in income or loss earned from its unconsolidated joint ventures based on its estimate of each partner's economic ownership which is estimated based on anticipated stabilized cashflows as they would be allocated to each partner based on how cash flow is distributed. Generally, under the terms of the respective partnership agreements, net ordinary cashflow is distributed to each partner first to pay preferences on unreturned capital balances (including cumulative unpaid preferences) and thereafter in accordance with residual sharing percentages as defined in the partnership agreement. Cashflow from capital events (including refinancing and asset sales) is allocated first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages.

Financial Overview

        Fluctuations in the Company's results of operations from period to period are partially affected by acquisitions, dispositions, new assets placed in service, and other business transactions generated from the Company's pursuit to develop new shopping centers, expand existing shopping centers, and build on other retail alternatives that leverage the Company's existing portfolio. The following is a summary of new shopping center openings, acquisitions and dispositions for the years ended December 31, 2001, 2000 and 1999.

        For the year ended December 31, 2001, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of four wholly-owned shopping centers, two community centers including Concord Mills Marketplace which opened in October 2001, the equity in earnings of nine unconsolidated joint ventures, including Discover Mills which opened in November 2001, 46 Net Lease Properties and the operations of MSC.

        In November 2001, the Operating Partnership acquired Kan Am's interest in Mills—Kan Am Sawgrass Phase 3 Limited Partnership (the joint venture that owns The Oasis at Sawgrass), in exchange for 1,245,000 limited partnership units of the Operating Partnership. As a result of this transaction the Company owns 100% of The Oasis at Sawgrass. Additionally, in October 2001, the Company sold a 40% interest in FoodBrand L.L.C., one of the Company's wholly owned subsidiaries which master leases, manages and operates the food courts and several restaurants at a number of Mills' properties, to privately-held Panda Restaurant Group. The transaction resulted in a $6.4 million gain for the year ended December 31, 2001.

        For the year ended December 31, 2000, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of four wholly-owned Mills shopping centers, eleven community centers, ten of which were sold in August 2000 ("Disposed Properties"), the equity in earnings of nine unconsolidated joint ventures including Opry Mills and Arundel Mills which opened in May and November 2000, respectively, 46 Net Leased Properties which were acquired in September and October 2000 and the operations of MSC.

        For the year ended December 31, 1999, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of four wholly-owned Mills shopping centers, eleven community centers, the equity in earnings of seven unconsolidated joint ventures including The Oasis at Sawgrass, Concord Mills and Katy Mills which opened in April, September and October 1999, respectively, and the operations of MSC.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

        Minimum rent for the year ended December 31, 2001 increased by approximately $2.6 million (2.6%) as compared with the year ended December 31, 2000. The increase was due to higher re-leasing rates for specialty tenants as well as the modification of leases for several Sawgrass tenants that previously paid percentage rents and converted them to minimum rent paying tenants. Additionally, the increase reflects higher rental rates at Potomac Mills, a full year of rental revenues received from a new anchor tenant at Liberty Plaza which opened in November 2000 and Net Lease Properties which were acquired in the third quarter of 2000, partially offset by loss of minimum rents from the ten Disposed Properties and lower occupancy primarily due to a significant number of tenant bankruptcies in 2001.

        Percentage rent for the year ended December 31, 2001 decreased by $1.4 million (47.5%) as compared with the year ended December 31, 2000 due to modifications of certain leases at Sawgrass Mills, whereby percentage rent paying tenants were converted to minimum rent paying tenants, a loss of percentage rents from the ten Disposed Properties and due to a decrease in specialty tenant reported sales which were significantly impacted in the South Florida market after the tragic events of September 11, 2001.

        Recoveries from tenants for the year ended December 31, 2001 decreased by $1.0 million (2.0%) as compared with the year ended December 31, 2000. The decrease was due primarily to a decrease of recoveries from tenants associated with the Disposed Properties for which there is an offsetting reduction in recovery expense (see below). In addition this decrease was partially offset by higher tax recoveries at Sawgrass Mills due to an increase in property tax expense as a result of a property tax reassessment.

        Other property revenues which includes rent from temporary tenants, termination income, and income from the Company's Mainstreet pushcart program, for the year ended December 31, 2001 increased by $4.9 million (47.5%) as compared with the year ended December 31, 2000. The increase was due primarily to a more aggressive termination policy for underperforming tenants, the current year recovery of accounts receivable totaling $1.6 million that were previously written off, increased kiosk rentals, and increased rental of in-line temporary space as a result of lower occupancy.

        Management fee income from unconsolidated joint ventures for the year ended December 31, 2001 increased by $2.0 million (23.6%) as compared with the year ended December 31, 2000 due primarily to a full year of management fees received in 2001 from Opry Mills and Arundel Mills which opened to the public in May and November 2000, respectively, and from the opening of Discover Mills in November 2001.

        Other fee income from unconsolidated joint ventures for the year ended December 31, 2001 decreased by $0.5 million (6.3%) as compared with the year ended December 31, 2000. The decrease was due primarily to the timing of development and leasing activity at Arundel Mills, Discover Mills, Colorado Mills and Madrid Xanadu.

        Recoverable expenses for the year ended December 31, 2001 decreased by approximately $1.3 million (2.9%) as compared with the year ended December 31, 2000 due primarily to the reduction of expenses associated with the Disposed Properties, partially offset by higher real estate taxes at Sawgrass Mills as a result of a property tax reassessment.

        Other operating expenses for the year ended December 31, 2001 increased $0.3 million (6.0%) as compared with the year ended December 31, 2000, due primarily to an increase in allowance for bad debts as a result of increased tenant bankruptcies in 2001.

        General and administrative expenses for the year ended December 31, 2001 increased by $1.7 million (10.6%) as compared with the year ended December 31, 2000. The increase was due to increased employee bonuses and increased costs associated with expanded operations as a result of the openings of Discover Mills, Arundel Mills and Opry Mills which opened to the public in November 2001, November 2000 and May 2000, respectively, and costs incurred by the Company in conjunction with the departure of the Company's Chief Operating Officer.

        Depreciation and amortization expense for the year ended December 31, 2001 decreased $0.3 million (0.6%) as compared with the year ended December 31, 2000. The decrease was due to the lower overall depreciation and amortization expense of the Net Lease Properties in 2001 as compared with the depreciation and amortization expense incurred for the Disposed Properties in 2000, partially offset by additional assets placed in service in 2001 and late 2000.

        Equity in earnings of unconsolidated joint ventures for the year ended December 31, 2001 decreased $4.0 million (24.4%) as compared with the year ended December 31, 2000. The decrease reflects lower termination income received from a tenant in 2000 at four joint venture properties of which the Company's share totaled $2.4 million, lower land sale gains, increased bad debts due to an increase in tenant bankruptcies, increased depreciation and amortization from placing assets into service, and higher interest expense at Grapevine Mills and Ontario Mills due to obtaining financing in late 2000 for expansion of these centers. The decrease was partially offset by lower interest expense at Concord Mills and Katy Mills due to a decrease in the LIBOR rate in 2001 and an increase in net income from Discover Mills, Arundel Mills and Opry Mills as a result of a full year of operations for Arundel Mills and Opry Mills and the November 2001 opening of Discover Mills. For further discussion, see our discussion and analysis of the joint venture operations without regard to the Company's pro rata share in the joint venture on page 68 of this Form 10-K.

        Interest income for the year ended December 31, 2001 decreased by $0.8 million (16.8%) as compared with the year ended December 31, 2000. The decrease was due to the repayment of advances made by the Company in late 2000 to joint ventures that own the Discover Mills and Opry Mills partnerships. Additionally, interest income earned from advances to the Meadowlands Mills joint venture was higher in 2000 due to recognizing previously deferred interest income as a result of certain events that made collectibility of interest probable in 2000, including certain actions taken by the U.S. Army Corps of Engineers with respect to the required fill permit for the Meadowlands project. The decrease was partially offset by increased interest income associated with tax incremental financing bonds acquired from the City of Hazelwood, Missouri in conjunction with the future development of St. Louis Mills. The aggregate face amount of the bonds is approximately $7.8 million.

        Interest expense, net for the year ended December 31, 2001 increased $1.0 million (1.8%) as compared with the year ended December 31, 2000. The increase was due to interest expense incurred on our Series A preferred stock, which was issued during the second quarter of 2001, higher interest expense from the refinancing of the Potomac Mills and Gurnee Mills debt due to an increase in leverage and the interest rate, an increase in the interest rate on the Sawgrass Mills debt as a result of its refinancing and an increase in interest expense for the Net Lease Properties as compared with the Disposed Properties due to the timing of these property acquisitions and dispositions. The increase was partially offset by interest rate savings on our variable rate debt as a result of the decline in the LIBOR rate in 2001 and the reduction of our revolving loan balance as a result of the issuance of series A preferred stock in April and May of 2001 and the issuance of 4,025,000 shares of common stock in August 2001.

        Other income (expense) for the year ended December 31, 2001 increased by $1.9 million (45.2%) as compared with the year ended December 31, 2000 due primarily to a $0.5 million increase in operating income from our FoodBrand operations and a decrease in abandoned project costs of $2.5 million, compared with the prior year, partially offset by a reduction in land sale gains of $1.1 million.

        Extraordinary losses on debt extinguishment for the year ended December 31, 2001 increased by $13.5 million as compared with the year ended December 31, 2000. In 2001, we incurred extraordinary losses on debt extinguishments totaling $16.6 million related to the refinancing of mortgages on Potomac Mills, Gurnee Mills and Sawgrass Mills. In 2000, the Company incurred an extraordinary loss on debt extinguishment totaling $3.1 million related to the refinancing of Sawgrass Mills.

        Equity in extraordinary losses on debt extinguishment of unconsolidated joint ventures before extraordinary items for the years ended December 31, 2001 and December 31, 2000 was $0.1 million and $0.3 million, respectively, which represent the Company's share of the extraordinary losses on debt extinguishments related to the refinancing of The Oasis at Sawgrass and The Block at Orange in 2001 and Arizona Mills and The Oasis at Sawgrass in 2000.

        Income before minority interests for the year ended December 31, 2001 decreased by $23.1 million (39.9%) as compared to the year ended December 31, 2000. The decrease was due primarily to gains recognized in 2001 when compared to the gain recognized upon the sale of the Disposed Properties in 2000, partially offset by the 2001 gain from a sale of interest in FoodBrand. Excluding extraordinary losses on debt extinguishment as well as the impact of the gains on the sale of an interest in

FoodBrand and the sale of the Disposed Properties, income before minority interests increased by $2.2 million (5.0%) for the reasons discussed above.

Comparison of the year ended December 31, 2000 to the year ended December 31, 1999

        Minimum rent for the year ended December 31, 2000 decreased $0.9 million (0.8%) as compared with the year ended December 31, 1999. The decrease was primarily due to the loss of $6.4 million of minimum rent associated with the Disposed Properties. This decrease was partially offset by $2.5 million of rental income from the Net Lease Properties that were acquired in September and October 2000, an increase of $1.5 million in kiosk rents due to program expansion, higher rents throughout the portfolio and the opening of four new anchor tenants at Franklin Mills, Sawgrass Mills and Liberty Plaza.

        Recoveries from tenants for the year ended December 31, 2000 increased $0.3 million (0.6%) as compared with the year ended December 31, 1999. The increase was primarily due to increased expenses at various properties partially offset by the loss of $2.1 million of recoveries from tenants associated with the Disposed Properties.

        Other property revenue which includes rent from temporary tenants, termination income and income from the Company's pushcart program, for the year ended December 31, 2000 increased $1.5 million (17.5%) as compared with the year ended December 31, 1999. The increase was due to current year recovery of accounts receivable that were reserved in prior years, more aggressive termination policies for underperforming tenants and an increase in income related to the Company's pushcart program.

        Management fee income from unconsolidated joint ventures for the year ended December 31, 2000 increased $3.6 million (72.7%) as compared with the year ended December 31, 1999. The increase was primarily due to the opening of The Oasis at Sawgrass in the second quarter of 1999, the opening of Concord Mills in the third quarter of 1999, the opening of Katy Mills in the fourth quarter of 1999, the opening of Opry Mills in the second quarter of 2000 and the opening of Arundel Mills in the fourth quarter of 2000.

        Other operating expenses for the year ended December 31, 2000 decreased $0.8 million (13.3%) as compared with the year ended December 31, 1999. The decrease is primarily due to $0.4 million of expenses associated with the Disposed Properties as well as decreased legal and promotional expenses across the portfolio.

        General and administrative expenses for the year ended December 31, 2000 increased $3.3 million (26.4%) as compared with the year ended December 31, 1999. The increase was primarily due to the increase in costs associated with the our FoodBrand operations and expanded operations as a result of opening The Oasis at Sawgrass, Concord Mills, Katy Mills, Opry Mills and Arundel Mills.

        Depreciation and amortization expense for the year ended December 31, 2000 increased by $3.9 million (11.4%) as compared with the year ended December 31, 1999. The increase was due to a $1.2 million increase in depreciation associated with our FoodBrand operations, a $0.9 million increase in equipment depreciation due to software conversions and upgrades, a $0.6 million increase in amortization of leasing costs associated with wholly-owned property expansion and remerchandising as well as additional amortization of unconsolidated joint venture investment basis adjustments associated with the openings of Concord Mills, Katy Mills, Opry Mills and Arundel Mills.

        Equity in earnings of unconsolidated joint ventures before extraordinary items for the year ended December 31, 2000 increased $4.3 million (34.9%) as compared with the year ended December 31, 1999. The increase is due to a $3.1 million increase in the Company's share of joint venture land sale gains, as well as an increase in operating income across all joint venture properties and an increase in lease buyout fees at various joint venture centers. This increase is offset by a decrease of $1.1 million in interest income received during 1999 related to the tax increment financing on the Katy Mills joint venture. The financing agreement provides for the joint venture to receive interest on costs incurred prior to receipt of the financing.

        Interest income for the year ended December 31, 2000 increased $2.3 million (86.9%) as compared with the year ended December 31, 1999. The increase was primarily due to the recognition of previously deferred interest income relating to advances that the Company made to the Meadowlands Mills joint venture. This income was recognized in the third quarter of 2000 as a result of certain events that made the collectibility of interest probable, including certain actions taken by the U.S. Army Corps of Engineers with respect to the required fill permit for the Meadowlands project.

        Interest expense, net for the year ended December 31, 2000 increased $7.2 million (14.6%) as compared with the year ended December 31, 1999. The increase was primarily due to the additional debt related to Sawgrass Mills that was obtained in January 2000 and a higher average debt burden related to the line of credit. The Company also had $2.0 million of interest expense related to Net Lease Properties, which was partially offset by a $3.3 million reduction in interest expense related to the Disposed Properties.

        Other income (expense) for the year ended December 31, 2000 decreased by $2.6 million (156.2%) as compared with the year ended December 31, 1999. The decrease was primarily due to an increase of $4.6 million in costs of abandoned projects and $0.6 million decrease in gains from wholly-owned land sales. This was partially offset by a $2.7 million increase in operating margins associated with our FoodBrand operations and other retail operating operations.

        Extraordinary losses on debt extinguishments for the year ended December 31, 2000 increased $0.4 million (13.9%) as compared with the year ended December 31, 1999. In 1999, the Company incurred $2.7 million in extraordinary loss on the debt extinguishment related to the refinancing of the Community Centers versus $3.1 million in extraordinary loss on the debt extinguishment related to the refinancing of Sawgrass Mills in 2000.

        Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures for the year ended December 31, 2000 was $0.3 million which represents the Company's share of the $0.9 million extraordinary loss on debt extinguishments related to the refinancing of Arizona Mills.

Unconsolidated Joint Ventures

        The Company conducts its business through its Operating Partnership, wholly-owned subsidiaries and affiliates. The consolidated financial statements include accounts of the Company and all subsidiaries that the Company controls. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its investments in joint ventures under the equity method. Because a significant number of the Mills shopping centers are operated in joint ventures, we have expanded management's discussion and analysis of financial condition and results of operations to discuss the results of operations of the unconsolidated joint ventures without regard to the Company's pro rata share of these operations. The table below provides the income statement of the unconsolidated joint ventures for the years ended December 31, 2001, 2000 and 1999 and is followed by a discussion of the unconsolidated joint venture results of operations:

	Years ended December 31,
	2001	2000	1999
Revenues:
Minimum rent	$176,215	$145,513	$92,508
Percentage rent	4,343	4,261	1,406
Recoveries from tenants	71,359	56,870	35,163
Other property revenue	20,252	23,358	9,937

Total revenues	272,169	230,002	139,014

Expenses:
Recoverable from tenants	63,453	52,714	34,117
Other operating	19,379	15,897	9,232
Depreciation and amortization	92,506	72,192	45,394

Total expenses	175,338	140,803	88,743

	96,831	89,199	50,271
Other Income (Expense):
Interest income	8,433	9,519	10,737
Interest expense	(90,219)	(77,587)	(45,557)
Other income (expense)	2,943	(1,137)	2,421

Income before Gain on Land Sales and Extraordinary Items	17,988	19,994	17,872
Gain on land sales	7,261	12,924	8,568

Income before Extraordinary Items	25,249	32,918	26,440
Extraordinary losses on extinguishment of debt	(527)	(943)	—

Net Income	$24,722	$31,975	$26,440

Operating Partnership's equity in earnings of unconsolidated joint ventures	$12,525	$16,571	$12,287

Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	$(127)	$(347)	$—

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000 for unconsolidated joint ventures without regard to the Company's pro rata share of these operations

        Minimum rent for the year ended December 31, 2001 increased $30.7 million (21.1%) as compared with the year ended December 31, 2000. The increase is due primarily to the opening of Discover Mills in November 2001, and the opening of Arundel Mills and Opry Mills in November and May 2000, respectively.

        Percentage rent for the year ended December 31, 2001 increased $0.1 million (1.9%) as compared with the year ended December 31, 2000. The increase results from a full year of operations of Arundel Mills and Opry Mills which opened in 2000, offset by lower percentage rents at some of the other joint venture properties due to a decline in sales as a result of the tragic events of September 11, 2001.

        Recoveries from tenants for the year ended December 31, 2001 increased $14.5 million (25.5%) as compared with the year ended December 31, 2000. The increase was due primarily to the openings of Arundel Mills and Opry Mills in 2000 and Discover Mills in 2001 which openings contributed $11.7 million of the increase in recovery revenue over 2000. Excluding the positive impact from new properties, the increase relates primarily to an increase in the Company's recovery rates and recoverable expenses at several joint venture properties.

        Other property revenues for the year ended December 31, 2001 decreased $3.1 million (13.3%) as compared with the year ended December 31, 2000. The decrease relates to the recognition of lease termination income of $7.6 million from one tenant at four joint venture properties in 2000. Excluding the significant amount of termination income received from that tenant, other property revenues increased $4.5 million due to a full year of operations for Arundel Mills and Opry Mills and the 2001 opening of Discover Mills. The three new properties contributed $3.0 million of the increase. Additionally, termination income at existing centers due to a more aggressive policy for underperforming tenants and an increase in rental income from temporary tenants due to lower occupancy contributed to the increase.

        Recoverable expenses for the year ended December 31, 2001 increased $10.7 million (20.4%) as compared with the year ended December 31, 2000, due primarily to the opening of Discover Mills in 2001 and the opening of Arundel Mills and Opry Mills in November and May 2000, respectively, which contributed $9.6 million of the increase.

        Other operating expenses for the year ended December 31, 2001 increased $3.5 million (21.9%) as compared with the year ended December 31, 2000, due primarily to a full year of operations for Arundel Mills and Opry Mills and the 2001 opening of Discover Mills which contributed $2.9 million of the increase. Additionally, bad debts and related legal costs increased due to an increase in tenant bankruptcies in 2001.

        Interest income for the year ended December 31, 2001 decreased $1.1 million (11.4%) as compared with the year ended December 31, 2000 due primarily to the collection of note receivable balances at several properties.

        Interest expense for the year ended December 31, 2001 increased $12.6 million (16.3%) as compared with the year ended December 31, 2000. The increase in interest expense is due primarily to placing Arundel Mills and Opry Mills into service in late 2000, contributing $11.9 million of the increase. Additionally, interest expense was higher at Ontario Mills and Grapevine Mills due to the fourth quarter 2000 financing of expansions at these centers. These increases were partially offset by lower interest on variable rate debt as a result of a decline in the LIBOR rate in 2001.

Comparison of the year ended December 31, 2000 to the year ended December 31, 1999 for the unconsolidated joint ventures without regard to the Company's pro-rata share of these operations

        Minimum rent for the year ended December 31, 2000 increased $53.0 million (57.3%) as compared with the year ended December 31, 1999. The significant increase was due primarily to the new joint venture properties that opened in 2000 and 1999. The Oasis at Sawgrass, Concord Mills and Katy Mills which opened in April, September and October of 1999, respectively, were open for a full year in 2000 and contributed approximately $32.2 million to the increase. In addition, Opry Mills and Arundel Mills opened in May and November of 2000, respectively, contributing an additional $16.9 million in minimum rent when compared to the prior year.

        Percentage rent for the year ended December 31, 2000 increased $2.9 million (203.1%) as compared with the year ended December 31, 1999. The increase in percentage rent was due to higher sales throughout the portfolio which contributed $1.8 million of the increase. In addition, the opening of The Oasis at Sawgrass, Concord Mills and Katy Mills in 1999 and Arundel Mills and Opry Mills in 2000, contributed a combined $1.1 million to the increase.

        Recoveries from tenants for the year ended December 31, 2000 increased $21.7 million (61.7%) as compared with the year ended December 31, 1999. The increase is due primarily to the opening of five new joint venture properties The Oasis at Sawgrass, Concord Mills and Katy Mills in 1999, and Opry Mills and Arundel Mills in 2000, which contributed a combined total of $19.8 million (91.2%) of the total increase. Also contributing to the increase were increased recovery rates and increased recoverable expenses at several of the joint venture properties.

        Other property revenues for the year ended December 31, 2000 increased $13.4 million (135.1%) as compared to the year ended December 31, 1999 due primarily to termination income totaling $7.6 million received from one tenant at four joint venture properties. Additionally, the new properties added in 1999 and 2000 contributed $4.8 million of the increase and the Company's pushcart program and increased leasing of temporary in-line space contributed to the remainder of the increase in other property revenues.

        Recoverable expenses for the year ended December 31, 2000 increased $18.6 million (54.5%) as compared with the year ended December 31, 1999. The increase was due to the opening of The Oasis at Sawgrass, Concord Mills and Katy Mills in 1999, and Opry Mills and Arundel Mills in 2000 which contributed $17.7 million (95.2%) of the increase. Excluding the impact from the newly opened properties, the increase was $0.9 million (3.3%) due to increased expenses at Ontario Mills and Grapevine Mills associated with the addition of anchor tenants at these properties.

        Other operating expenses for the year ended December 31, 2000 increased $6.7 million (72.2%) as compared with the year ended December 31, 1999. The increase was due primarily to the addition of the five new properties that opened in 1999 and 2000 which contributed $4.4 million of the increase, a legal settlement totaling $1.3 million at Ontario Mills in 2001 related to a tenant dispute of which $1.1 million was accrued in 2000, and higher bad debts at The Block at Orange.

        Interest income for the year ended December 31, 2000 decreased $1.2 million (11.3%) as compared with the year ended December 31, 1999. The decrease was due primarily to the reduction of note receivable balances at Grapevine Mills in 2000 as compared to 1999.

        Interest expense for the year ended December 31, 2000 increased $32.0 million (70.3%) as compared with the year ended December 31, 1999. The increase was due to interest incurred on properties placed into service in 2000 and 1999 which contributed approximately $29.9 million of the increase and a higher LIBOR rate in 2000 which contributed to higher interest expense on variable rate debt.

Cash Flows

        Net cash provided by operating activities increased $12.0 million (15.3%) to $90.4 million for the year ended December 31, 2001 as compared with $78.4 million for the year ended December 31, 2000. This increase resulted from increased operational income and improved collection of accounts receivable, partially offset by the timing of payments for other assets and accrued expenses. Net cash used in investing activities increased by $68.4 million (87.5%) to $146.4 million for the year ended December 31, 2001 as compared with $78.0 million for the year ended December 31, 2000. The increase is due to increased development expenditures and contributions to the unconsolidated joint ventures for the development of Colorado Mills, Madrid Xanadu, St. Louis Mills, Vaughan Mills, Meadowland Mills, San Francisco Piers and various other projects in the predevelopment stage, the acquisition of tax increment financing bonds from the City of Hazelwood, Missouri, decreased distributions received from unconsolidated joint ventures as Ontario Mills and Grapevine Mills retained operating cash flow for expansions at these centers, partially offset by increased distributions from Opry Mills and Arundel Mills as a result of their opening in the second and fourth quarters of 2000, respectively. The increases in investing cash flows is partially offset by proceeds totaling $9.5 million received upon the sale of an interest in FoodBrand L.L.C. Net cash provided by financing activities increased by $47.8 million to $54.9 million for the year ended December 31, 2001 as compared with $7.1 million for the year ended December 31, 2000. The increase was due primarily to the sale of the series A preferred stock, the secondary public offering of 4,025,000 shares of common stock at a price of $24.00 per share, excess proceeds received from the refinancing of Potomac Mills and Gurnee Mills, partially offset by repayments on our revolving loan, an increase in restricted cash primarily due to the establishment of escrow accounts associated with the Sawgrass Mills refinancing, and prepayment penalties incurred in conjunction with the extinguishment of the Potomac/Gurnee debts when they were refinanced.

Funds From Operations

        We consider Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means income (loss) before minority interest (determined in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We present FFO to assist investors in analyzing our performance. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating our operating performance.

        FFO for the year ended December 31, 2001 increased by $16.2 million (15.4%) to $121.5 million as compared with $105.3 million for the year ended December 31, 2000. FFO amounts (denoted in thousands) were calculated in accordance with NAREIT's definition of FFO and are summarized as follows:

	Years ended December 31,
	2001	2000	1999
Funds from operations calculation:
Income before extraordinary items and minority interests	$51,461	$61,255	$48,603
Adjustments:
Add: Depreciation and amortization of real estate assets	34,532	35,028	32,333
Add: Real estate depreciation and amortization of unconsolidated joint ventures	35,479	27,366	14,140
Less: Gain on disposition of community centers	—	(18,370)	—

Funds from operations	$121,472	$105,279	$95,076

EBITDA

        Our EBITDA, defined as earnings of the Operating Partnership, before interest expense, taxes, depreciation, amortization and certain other non-cash extraordinary items (including gains or losses on sales of real estate assets), to interest expense coverage ratio (including our proportionate share of EBITDA and interest expense of unconsolidated joint ventures) was 2.53 and 2.47 for the years ended December 31, 2001 and 2000, respectively. EBITDA to interest expense coverage ratio is provided as a supplemental measurement of our operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by us may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

        During the year ended December 31, 2001 and subsequent thereto, the Company completed a number of capital transactions that significantly improved its balance sheet and overall liquidity. These transactions included several debt refinancings in addition to preferred and common stock issuances. For the year ended December 31, 2001, the Company raised $228.1 million in incremental capital, not including $47 million that was raised in February 2002 from additional stock issuances. Other balance sheet improvements are detailed below:

	Years ended December 31,
	2001	2000
Interest coverage ratio (earnings before interest taxes and depreciation to interest expense)	2.53	2.47
Total debt to market capitalization ratio	55.0%	69.5%
Total debt plus convertible preferred stock to market capitalization ratio	57.6%	69.5%
Weighted average maturity (in years)	5.8	4.0
Weighted average interest rate	6.8%	8.1%
Fixed rate debt percentage	83.4%	55.6%

        As of December 31, 2001, our balance of cash and cash equivalents was $9.4 million, excluding our proportionate share of cash held in unconsolidated joint ventures. In addition to our cash reserves as of December 31, 2001, we have $65 million available under our line of credit.

        The following provides greater detail of the debt and equity transactions discussed above.

Debt Transactions

        In June 2000, the Company refinanced and increased its line of credit from $100 million to $125 million. The line of credit is comprised of two components. The first component is a $50 million term loan which is secured by the Operating Partnership's equity interest in Franklin Mills. The term loan requires two mandatory principal repayments, the first totaling $5 million which was paid in 2001 and permanently reduced the loan to $45 million. The second totaling $10 million, will be due on or before June 1, 2002. The loan matures in June 2003. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.25% at December 31, 2001. The second component of the Company's line of credit is a $75 million unsecured revolving loan, of which $10 million was drawn upon at December 31, 2001. The unsecured revolving loan is used to fund acquisitions, redevelopment activities and serves as revolving working capital facility. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.75% at December 31, 2001. The loan matures in June 2002. The Company is currently negotiating the refinancing of this unsecured revolving loan. We are currently trying to expand the line to $125 million, however, no assurances can be given that the line will be refinanced in 2002.

        Pursuant to the line of credit, we are subject to certain performance measurements and restrictive covenants. We were in compliance with these covenants at December 31, 2001.

        As of December 31, 2001, the weighted average life of our indebtedness, including our share of funded construction and operating debt of the unconsolidated joint ventures, was 5.83 years with a 6.81% weighted average interest rate.

        At December 31, 2001, our consolidated debt was approximately $1.0 billion and our pro-rata share of unconsolidated joint venture debt was approximately $0.6 billion. Of the approximate $1.6 billion of combined debt (our consolidated debt and our share of gross unconsolidated joint venture debt), approximately $1.3 billion was fixed rate debt and $0.3 billion was variable rate debt. Scheduled principal repayments of our consolidated indebtedness and our pro-rata share of unconsolidated joint venture debt through 2006 is approximately $478.5 million with approximately $1.1 billion due thereafter. Additionally, the Company has guaranteed $381.7 million of total gross debt of which $344.8 million relates to joint venture debt. We and our joint venture partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or from equity issuances.

        In February 2001, we refinanced Potomac Mills and Gurnee Mills with a new non-recourse mortgage loan of $355 million. The loan bears interest at 7.46% over a 30-year amortization period with an anticipated balloon repayment in March 2011. We used the proceeds to repay a prior loan totaling approximately $271 million plus a prepayment penalty of approximately $13.4 million. We used the remaining proceeds to pay down the revolving loan and to fund our development equity requirements.

        In April 2001, the Discover Mills joint venture entered into a construction loan commitment for approximately $182.2 million. The loan matures on April 16, 2004 and has a one-year extension option. The loan bears interest at LIBOR plus 2.25%, and is guaranteed by the Company. In November 2001, the joint venture entered into an interest rate swap agreement which effectively fixed the interest rate at 5.16% on a notional amount of $126.7 million through June 2003.

        In May 2001, The Block at Orange joint venture refinanced its $135 million mortgage loan. The refinancing is evidenced by two promissory notes: a permanent loan in the amount of $108 million and a mezzanine loan in the amount of $27 million. The proceeds from the loans were used to repay the prior loan of $131.5 million plus loan finance costs. The permanent loan is secured by the land and improvements at The Block at Orange while the mezzanine loan is guaranteed by the Company. In conjunction with this transaction, The Block at Orange joint venture entered into an interest rate swap which effectively fixed the interest rate at 8.0% through May 2006 (see Item 7A—Quantitative and Qualitative Disclosures About Market Risk). In addition The Block at Orange joint venture incurred a $0.4 million extraordinary loss on debt extinguishment.

        In July 2001, the Company and our joint venture partner Kan Am refinanced the debts on Sawgrass Mills and The Oasis at Sawgrass with loans in the amount of $337 million. The mortgage loan in the amount of $300 million and the mezzanine loan in the amount of $37 million are secured by Sawgrass Mills and The Oasis at Sawgrass, the Operating Partnership's ownership interests in the two properties and an assignment of leases and rents. The net proceeds were used to repay prior loans totaling approximately $332.5 million. The new loans are 30-year amortizing loans with the $300 million mortgage loan bearing interest at 7.18% and the $37 million mezzanine loan bearing interest at LIBOR plus 4.5% which has effectively been fixed at 7.34% through June 2003 as a result of entering into an interest rate swap agreement. The loans have an anticipated balloon repayment in July 2006. (See Item 7A—Quantitative and Qualitative Disclosures About Market Risk)

Equity Transactions

        Effective October 28, 1996, we filed a universal shelf registration statement on Form S-3 to offer up to $250 million of common stock, preferred stock and common stock warrants. In August 2001, pursuant to the shelf registration we sold 4,025,000 shares of common stock, in a public offering at an initial price of $24.00 per share. The net proceeds, totaling approximately $90.8 million after discounts and expenses, were used to reduce the outstanding indebtedness under our revolving loan and to fund our development pipeline. As of December 31, 2001, a balance of approximately $40.0 million of common stock, preferred stock and common stock warrants remain available to us for issuance pursuant to this shelf registration.

        Effective August 14, 2001, we filed a universal shelf registration statement on Form S-3 to offer an additional $300 million in common stock and common stock warrants. In February 2002, we sold 1,818,179 shares of common stock in two concurrent offerings at an initial price of $27.50 per share. The net proceeds totaling approximately $47.0 million after discounts and expenses, were used to reduce the outstanding indebtedness under our revolving loan, $250 million remains available to the Company for issuance pursuant to this shelf registration.

        During April and May 2001, the Company sold shares of series A preferred stock totaling $75 million in a private placement. The series A preferred stock has an initial coupon of 10.5% with annual 50 basis point increase in each of the next two years, with significant increases after the third year. The series A preferred stock is convertible into the Company's common stock at a strike price of $25.00 per share. The series A preferred stock is callable by the Company after the first year at a specified premium and has no sinking fund requirements. The series A preferred stock is also subject to redemption at the option of the holders of series A preferred stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holders of the series A preferred stock have the right to require the Company to redeem all or a portion of the series A preferred stock for cash if (1) the Company ceases to qualify as a REIT, (2) there is a change in control, as defined in the securities purchase agreement, (3) a material event of noncompliance occurs, as defined in the securities purchase agreement, and (4) shares of the series A preferred stock remain issued and outstanding after April 30, 2006. The repurchase price will vary based on the event giving rise to the put right of the holders of the series A preferred stock and the time of occurrence. The Company contributed the proceeds to the Operating Partnership in exchange for preferred units. The preferred units are subject to the same terms and conditions as the series A preferred stock. The net proceeds, which totaled $69.3 million after discounts and expenses, were used to pay down the Company's revolving loan and to fund the Company's development equity requirements. Due to the redemption features of the series A preferred stock, the Company has accounted for the dividends on the series A preferred stock as interest expense.

        In connection with the issuance of the series A preferred stock, we granted the holder a warrant to purchase our common stock at $25.00 per share. The number of common shares that become exercisable under the warrant is based on the number of shares of series A preferred stock that we repurchase upon exercise of our call right between May 1, 2002 and November 10, 2003.

        In September 2001, we announced our intention to enter into a stock repurchase program in compliance with the Emergency Order released by the Securities and Exchange Commission on September 14, 2001. On September 18, 2001, we paid approximately $1.1 million to repurchase 50,000 shares of common stock at $22.04 per share, which were retired. No other repurchases were made, and the stock repurchase program has been discontinued.

        We are in the process of finalizing documentation with Kan Am, a joint venture partner which holds approximately 30.7% of the units of the Operating Partnership, pursuant to which Kan Am will commit during 2002 to contribute up to $50 million for investment in qualifying development projects. Kan Am's contribution commitment will be satisfied by entering into joint venture agreements with us relating to individual projects. It is contemplated that the terms of these joint venture agreements with Kan Am will be substantially similar to the terms of the joint venture agreement for the Colorado Mills project, which terms are described below, under the heading "Development, Remerchandising and Expansion Efforts" although the terms of individual projects may differ from the terms for the Colorado Mills project. We will not be obligated to offer Kan Am the opportunity to participate in development projects on these terms.

        We also are in the process of finalizing a waiver of the "Ownership Limit" established in our Certificate of incorporation as to Kan Am and its affiliates, subject to limitations established in our Certificate of incorporation to preserve our REIT status. This waiver, which is contingent on Kan Am and us entering into a definitive agreement relating to Kan Am's commitment to contribute additional funds for development projects as described above, also will apply to the initial transferees of Kan Am and its affiliates, subject to continued compliance by Kan Am with its contribution obligations, to Kan Am's compliance with certain first refusal rights in our favor, and to compliance by Kan Am and its affiliates and such transferees with the applicable restrictions relating to preservation of our REIT status.

        There can be no assurance that we will enter into a definitive agreement on the terms outlined above or at all. Additionally, Kan Am's contribution commitment obligation would be contingent on our ability to offer to Kan Am qualifying development projects that satisfy the criteria described in the contribution documentation. Many of the criteria are dependent upon factors that are not within our control, and therefore we cannot assure you that we will be able to make offers to Kan Am of projects that would require Kan Am to make contributions.

        Kan Am must raise capital from other investors to meet its funding commitments to us and there can be no assurance that Kan Am will be able to raise such additional capital necessary to enable it to meet its best efforts contribution commitments.

        We anticipate that our operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations, and potential ancillary land sales. We anticipate that future development and non-recurring capital expenditures will be funded from future borrowings and possible sales of common and/or preferred equity.

        We will need equity and debt capital to fund our development projects going forward. Access to capital is dependent upon many factors outside of our control. We believe that we will have the capital and access to additional capital resources sufficient to expand and develop our business and to complete the projects currently under development. If the necessary capital cannot be obtained, our immediate and long-term development plans could be curtailed.

Distributions

        We have paid and intend to continue to pay regular quarterly distributions to our shareholders. Distributions are payable at the discretion of our board of directors and depend on a number of factors, including net cash provided by operating activities, our financial condition, capital commitments, debt repayment schedules, and other factors that our board of directors deems relevant.

Development, Remerchandising, and Expansion Efforts

        We are involved in various development, remerchandising and expansion efforts. As of December 31, 2001 we focused our most significant development efforts on the development of five projects: Colorado Mills, Madrid Xanadu (Spain), St. Louis Mills, Vaughan Mills, Meadowlands Mills and San Francisco Piers 27-31.

        The Colorado Mills project is being constructed on a 130-acre site located in Lakewood, Colorado, ten miles west of downtown Denver. The project is expected to be 1.2 million square feet. We have commitments from anchor tenants such as Off 5th—Saks Fifth Avenue, Neiman Marcus—Last Call, Target, United Artists, Eddie Bauer, Gart Sports, and Off Broadway Shoes. The Operating Partnership, through Mills-Kan Am Colorado Limited Partnership, has formed a joint venture with Stevinson Partnership, Ltd. and Greg C. Stevinson (together, "Stevinson"), to be known as Colorado Mills Limited Partnership, to develop the Colorado Mills project. On April 11, 2001, Stevinson contributed its interest in the Colorado site to Colorado Mills Limited Partnership. Mills-Kan Am Colorado Limited Partnership, which holds a 75% equity interest in Colorado Mills Limited Partnership, is fully obligated to fund all cash equity requirements for the development of Colorado Mills and will receive a 9% cumulative preferred return on the first $42.7 million of its equity contributions and a 12% cumulative preferred return on any additional equity contributions. Stevinson, which holds a 25% equity interest in Colorado Mills Limited Partnership, will receive capital account credit for the negotiated value of the land contributed, and will receive a 9% cumulative preferred return on its capital account credit. Any remaining cash flow will be distributed pro rata in accordance with ownership interest.

        Mills-Kan Am Colorado Limited Partnership, through which the Operating Partnership will develop and operate its interest in the Colorado Mills project, is a joint venture formed with Kan Am pursuant to which Kan Am and the Operating Partnership each is required to fund 50% of the total equity required to develop the Colorado Mills project. The project's equity requirement is $51 million, of which we had funded approximately $16.8 million of our required equity as of December 31, 2001. Kan Am's invested capital in this project as of December 31, 2001 was $25.5 million and the amount of accrued preference was $0.7 million.

        Under the terms of the joint venture agreement with Kan Am, Kan Am and the Operating Partnership each will receive on a pro rata basis a cumulative construction period preference and a priority return during operations equal to 11% per annum on its qualifying equity. Any residual cash flow after preference payments will be distributed 75% to the Operating Partnership and 25% to Kan Am. The Operating Partnership will guarantee Kan Am's and Stevinson's portion of construction debt and Kan Am's preference until qualified permanent financing is secured for the project, except that the amount of preference guaranteed by the Operating Partnership will be reduced to 9% following the substantial completion and opening of the project. Proceeds from a major capital event, such as the sale of the real property or the project or the receipt of proceeds arising from condemnation of the project, will be distributed to the partners on a pro rata basis after the return of all capital contributions and the payment of any accrued but unpaid preferences. Commencing with the grand opening of the project, an affiliate of the Operating Partnership will receive an asset management fee equal to 0.5% of the capital contributions made by Mills-Kan Am Colorado Limited Partnership to Colorado Mills Limited Partnership, but not to exceed $250,000 per year.

        At specified times following the fifth anniversary of the project's opening or, if earlier, upon a change in control of the Company, either the Operating Partnership or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, the Operating Partnership can require Kan Am to sell to the Operating Partnership for cash or limited partnership units of the Operating Partnership, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require the Operating Partnership to acquire for cash or limited partnership units of the Operating Partnership, at the Operating Partnership's election, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell right in the event of a change in control of the Company. Colorado Mills is targeted to open in the fall of 2002.

        In August, 2001, Mills Global II, LLC (our affiliate) entered into a joint venture agreement with Parecelatoria De Gonzalo Chacon, S.A. ("PGC"), pursuant to which the parties agreed to establish a joint venture for the purpose of developing a retail and entertainment center and a joint venture to develop a snow dome indoor skiing facility on the site. The Madrid Xanadu project is being constructed on an 85-acre site located in the Municipality of Arroyomolinos, within the Communidad of Madrid and it will be in excess of one million square feet of gross leaseable area. This project will be anchored by a 350,000 square foot combination department store and hypermarket owned and operated by El Corte Ingles, the largest retailer in Spain. The project will also feature over 200 specialty retailers, including Sweden's Hennes and Mauritz, Italy's Benetton, and Spain's Zara which have already committed to the project. PGC as the landowner contributed the land to the joint venture, and Mills will contribute the capital in the form of equity to the retail joint venture. The retail joint venture will then contribute the U.S. dollar equivalent of 14 million British pounds in the form of a repayable tenant allowance loan and equity to the snow dome joint venture. Mills would own two-thirds of the retail joint venture and one-third of the snow dome joint venture. Mills would receive a 9% preference for its equity contributed to the retail joint venture, and the retail joint venture will receive 9% interest on the snow dome loan. The repayment of the snow dome loan would be secured by 75% of cash flow distributable to PGC from the retail joint venture and PGC will receive no distributions from sale or refinancing of the retail center until the snow dome loan is repaid. All public approvals necessary to commence construction were received and construction has commenced. Madrid Xanadu is targeted to open spring 2003. As of December 31, 2001, we had invested $28.1 million, including capitalized interest and overhead. Until certain conditions specified in the joint venture agreement have been satisfied (which includes the execution of certain additional agreements with El Corte Ingles), PGC has the right to purchase the company's interest in the joint venture at a price equal to its third party cost, plus any additional capital paid into the venture. The Company believes that these conditions will be satisfied by May 31, 2002, but can give no assurance that the conditions will be satisfied by that date.

        In July 2001, we acquired a 200-acre site in Hazelwood, Missouri, for development of St. Louis Mills. We are in the process of negotiating the terms and conditions of a joint venture with Kan Am to contribute one-half of the equity to develop the site. The site is located at the northwest quadrant of State Highway 370 and Missouri Bottom Road, approximately sixteen miles from St. Louis and has all required entitlements. Some site work has already been completed. As of December 31, 2001 the

Company had invested $39.8 million including capitalized interest and overhead. We anticipate the commencement of construction in spring 2002, and an opening in 2003.

        In February 1998, we secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed in Canada. The 180-acre site is located in the City of Vaughan at the southeast corner of Highway 400 and Rutherford Road, approximately 20 miles north of downtown Toronto, Canada. The project will be developed jointly by an affiliate of the Operating Partnership and by Cambridge Shopping Centres II Limited as tenants in common. We anticipate that our final equity requirement for Vaughan Mills may exceed $30 million. As of December 31, 2001 we had funded approximately $40.1 million including capitalized interest and overhead. We anticipate to open the center between fall 2003 and spring 2004.

        We have acquired a mortgage interest in a 592-acre site located on the New Jersey turnpike (I-95) adjacent to Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of an ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan (SAMP) for the Meadowlands area was published in the Federal Register on April 22, 1999. On July 20, 2000, the U.S. Army Corp of Engineers announced that it had completed the Draft Environmental Impact Statement on our Section 404 Fill Permit and the period for public comment closed in October 2000. In December 2001, the U.S. Army Corp of Engineers circulated its Draft Final Environmental Impact Statement to cooperating federal agencies and closed the comment period at the end of January 2002. Completion of the Final Environmental Impact Statement is the last step before the U.S. Army Corp of Engineers issues its decision on whether to issue a wetlands fill permit.

        The Acting Governor of New Jersey requested in March 2001 that we withdraw our permit applications for the existing site and consider an alternate site in Bergen County. While we refused this request, we engaged in conversations with State officials considering a redevelopment of the Meadowlands Sports Complex, to consider whether an acceptable alternate site might be defined for our project. Significant support for this conceptual move has emerged in business, labor and environmental circles, and we have engaged in further discussions with the State of New Jersey to consider the future of the Meadowlands Sports Complex, including recent conversations with the new administration of Governor McGreevey.

        The mixed-use development will consist of 2.0 million square feet of gross leaseable area for Meadowlands Mills, plus office and hotel space. The project would be developed on an entitled site of 90.5 acres, plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by Meadowlands Mills Limited Partnership, a joint venture entity in which each of the Operating Partnership, Kan Am, Empire Ltd. and Bennett S. Lazare will hold an interest. Currently, the Operating Partnership and Kan Am are the sole partners in Meadowlands Mills Limited Partnership. Our equity requirements have not yet been determined. As of December 31, 2001, we had invested $72.7 million, which includes capitalized interest and overhead. Of the amount we have invested, $32.2 million is our equity contribution and the balance is an advance to Meadowlands Mills Limited Partnership. Kan Am's invested capital in the project was $24.0 million as of December 31, 2001.

        The joint venture agreement provides for Kan Am's right to require Meadowlands Mills Limited Partnership to redeem for cash Kan Am's interest in the joint venture if a construction loan is not obtained by June 30, 2003. The Operating Partnership and Kan Am each will receive a cumulative construction period preference and a priority return during operations equal to 9% per annum. Prior to securing qualified permanent financing, the Operating Partnership's construction period preference will be subordinated to Kan Am's construction period preference. Additionally, payment of the Operating Partnership's construction period preference will be made only from proceeds of the construction loan and only if the terms of the construction loan documentation so permit.

        The Operating Partnership currently guarantees Kan Am's preference and has further agreed to guarantee the redemption obligation of Meadowlands Mills Limited Partnership beginning on the "Project Commencement Date," which is the date on which certain material contingencies have been satisfied and which may occur prior to securing the construction loan. The Operating Partnership will guaranty Kan Am's portion of construction debt when a construction loan is obtained. The Operating Partnership's guaranty of Kan Am's preference and Kan Am's portion of construction debt will continue until qualified permanent financing is secured for the project. As of December 31, 2001, Kan Am's unpaid preference was $0.5 million.

        At specified times following the tenth anniversary of the project's opening, either the Operating Partnership or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, the Operating Partnership can require Kan Am to sell to the Operating Partnership for cash or limited partnership units of the Operating Partnership, at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require the Operating Partnership to acquire for cash or limited partnership units of the Operating Partnership, at the Operating Partnership's election, Kan Am's entire interest in the partnership.

        In April 2001, the San Francisco Port Commission awarded us the exclusive right to negotiate for a long-term lease on Piers 27-31 on the San Francisco waterfront, in order to develop a full-price mixed-use retail, office, entertainment and recreation project. These negotiations have begun and are ongoing.

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

        The September 11th events have resulted in an increase in insurance and security costs which is anticipated to be absorbed by the Company's tenants with only a modest impact on common area maintenance costs at each property. Insurance providers have reduced coverage for terrorist attacks from full coverage to a $100 million per incident maximum, which reduction could impact the loan underwriting process for the Company's future construction loans and the refinancing of the Company's existing debt. There is a possibility that the Federal government may provide assistance to companies that can no longer obtain full coverage insurance for terrorist attacks. The Company has not yet assessed what the impact of a reduction of such coverage will be on the Company as a whole.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

        In the normal course of business, we and our joint ventures are exposed to the effect of interest rate changes. We and the joint ventures limit these risks by following established risk management policies and procedures, including the use of a variety of derivative financial instruments to manage or hedge interest rate risk. We and the joint ventures do not enter into derivative instruments for speculative purposes. We and the joint ventures require that the hedging derivative instruments are effective in reducing interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market.

        To manage interest rate risk, we and the joint ventures may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on an underlying exposure. Interest rate swaps and collars are contractual agreements between us or the joint ventures and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, our exposure is limited to the interest rate differential on the notional amount. We do not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are included in interest expense as incurred or earned.

        Interest rate hedges, that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures (for joint venture hedges) with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income (loss). Over time, the unrealized gains/losses held in accumulated other comprehensive loss will be recognized in earnings consistent with when the hedged items are recognized in earnings. Within the next twelve months, the Company expects to reclassify $0.1 million to earnings as interest expense and the joint ventures expect to reclassify to earnings as interest expense approximately $7.1 million from the current balance held in accumulated other comprehensive loss, of which the Company's pro rata share is $4.3 million.

        In conjunction with our policy to reduce interest rate risk, the Company and unconsolidated joint ventures have entered into the following interest rate swaps and collar agreements to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The collar effectively locks LIBOR within a range from 6.275% to 7.0% and the Company's swaps require the Company to receive

LIBOR and pay a fixed rate. The terms of the derivative instruments, a reconciliation of their fair value and adjustment to accumulated other comprehensive loss (in thousands) are as follows:

		Joint Ventures
	Sawgrass Mills Mezzanine Debt	Opry Mills Debt	The Block At Orange Debt	Discover Mills Debt
Hedge type	Cash Flow	Cash Flow	Cash Flow	Cash Flow
Description	Swap	Collar	Swap	Swap
Notional amount	$37,000	$170,000	$135,000	$126,700
Interest rate	2.84%	6.275% to 7.0%	5.35%	2.91%
Maturity date	6/7/03	9/29/02	5/1/06	6/1/03
Fair value loss from transition adjustment at 1/1/01	$—	$(1,919)	$—	$—
Change in fair value for the year ended December 31, 2001	(82)	(4,060)	(3,861)	(441)

Accumulated other comprehensive loss at December 31, 2001	$(82)	$(5,979)	$(3,861)	$(441)

        The Company's pro rata share of accumulated other comprehensive loss after minority interest at December 31, 2001 was $5,107.

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

        For purposes of the Securities and Exchange Commission's market risk disclosure requirements, the Company has estimated the fair value of its financial instruments at December 31, 2001. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, as of December 31, 2001, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented below. The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2001. For debt obligations, the table presents principal cash flows (in thousands) and related weighted average interest rates by expected maturity dates, including the effect of an interest rate swap agreement which locked the interest rate on the Sawgrass Mezzanine debt at 7.34% on a notional amount of $37 million through June 2003.

	2002	2003	2004	2005	2006	Thereafter	Total	Estimated Fair Value 12/31/01
Fixed rate mortgages, notes and loans payable	$11,782	$12,852	$13,957	$13,713	$12,227	$876,785	$941,316	$953,687
Average interest rate	8.09%	8.11%	8.13%	7.88%	7.25%	7.40%	7.44%
Variable rate mortgages, notes and loans payable	$34,469	$39,221	$1,350	$1,350	$1,350	$4,838	$82,578	$82,578
Average interest rate	L(1)	L(1)	L(1)	L(1)	L(1)	L(1)	L(1)
	+2.47%	+2.27%	+4.25%	+4.25%	+4.25%	+4.25%	+2.57%

(1)
L refers to the one-month London Interbank Offered Rate (or "LIBOR"), which was 1.87375% at December 31, 2001.

OFF-BALANCE SHEET COMMITMENTS

        As of December 31, 2001, the Company's off-balance sheet commitments were as follows (dollars in thousands):

  •
  The Company has a revolving loan commitment totaling $75,000 of which $10,000 was outstanding at December 31, 2001.

  •
  Letters of credit totaling $483 have been provided to certain utility companies and The Ministry of Finance of the Province of Ontario, Canada as security for certain performance criteria.

  •
  The Company guarantees its share of any construction loan and its joint venture partners' (Kan Am and Stevinson) share of the construction loan until permanent financing is obtained. The amount guaranteed is reduced as certain performance criteria are met. See page 55 of this form 10-K for a summary of unconsolidated indebtedness.

  •
  The Company had guaranteed the return of Kan Am's capital contribution to Mills-Kan Am Colorado Limited Partnership totaling $25,500 including accrued construction period preference if a construction loan was not obtained in November 2002. The construction loan is anticipated to close in spring 2002. Additionally, the Meadowlands Mills joint venture has guaranteed to return Kan Am's capital contribution to the Meadowland Mills joint venture totaling $24,540 including accrued construction period preference if a construction loan is not obtained by June 30, 2003. Beginning on the "Project Commencement Date" which is a date on which certain material contingencies have been satisfied, the Company will guarantee the return of Kan Am's capital contribution upon Kan Am's exercise of its redemption right, which may occur prior to securing the construction loan.

  •
  The Company generally guarantees a 9% preferred return on Kan Am's equity balance in unconsolidated joint ventures until permanent financing has been obtained.

  •
  The Company has guaranteed the punctual performance and completion of its construction projects. Additionally, the Company guarantees to fund any shortfall that may occur if a construction loan commitment cannot be obtained for the total cost of the construction project, less the required equity amount.

  •
  During April and May 2001, the Company sold 750,000 shares of series A preferred stock totaling $75,000 in a private placement. The series A preferred stock is convertible into the Company's common stock at a strike price of $25.00 per share. The series A preferred stock is callable by the Company after the first year at a specified premium and has no sinking fund requirements. The series A preferred stock is also subject to redemption at the option of the holders of series A preferred stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holder of the series A preferred stock has the right to require the Company to redeem all of a portion of the series A preferred stock for cash if (1) the Company ceases to qualify as a REIT, (2) there is a change in control, as defined in the securities purchase agreement, (3) a material event of noncompliance occurs, as defined in the securities purchase agreement, and (4) shares of the series A preferred stock remain issued and outstanding after April 30, 2006. The repurchase price will vary based on the event giving rise to the put right of the holder of the series A preferred stock and the time of occurrence.

  •
  As of December 31, 2001 the total equity amount that the Company has committed to contribute to developments in process as of December 31, 2001 is approximately $93,500. The Company has not determined its equity requirement in Meadowlands Mills and St. Louis Mills.

Item 8. Financial Statements and Supplementary Data

        The Financial Statements and Schedule appearing on pages F-1 to F-34 are incorporated herein by reference to Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The directors and executive officers of the Company and their positions and offices as of March 25, 2002 are set forth in the following table:

Name	Age	Position and Offices Held
Laurence C. Siegel	49	Chairman of the Board of Directors, and Chief Executive Officer
James F. Dausch	59	Senior Executive Vice President—Development and Director
Judith S. Berson	59	Executive Vice President—Leasing
Kent S. Digby	49	Executive Vice President—Management/Marketing
Kenneth R. Parent	41	Executive Vice President and Chief Financial Officer
Mark J. Rivers	36	Executive Vice President—Chief Strategic Officer
Dietrich von Boetticher	60	Vice Chairman and Director
John M. Ingram	66	Vice Chairman and Director
Charles R. Black, Jr	54	Director
James C. Braithwaite	61	Director
Hon. Joseph B. Gildenhorn	72	Director
Harry H. Nick	60	Director
Franz von Perfall	60	Director
Robert P. Pincus	55	Director
Cristina L. Rose	55	Director

        Biographical summaries of the remaining directors and executive officers of the Company are included under the captions "Election of Directors (Proposal 1)—Board of Directors" and "Executive Officers of the Company," respectively, in our proxy statement for the 2002 Annual Meeting of Shareholders and are incorporated herein by reference. Information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

        Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Election of Directors (Proposal 1)—Compensation of Directors" and "Executive Compensation" in our proxy statement for the 2002 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Voting Securities and Principal Holders Thereof" in our proxy statement for the 2002 Annual Meeting of Shareholders.

Item 13. Certain Transactions with Related Parties

        Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in our proxy statement for the 2002 Annual Meeting of Shareholders.

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

  (3) EXHIBITS

NUMBER	EXHIBIT
^3.1	Amended and Restated Certificate of Incorporation of the Company, as amended by First Amendment to Amended and Restated Certificate of Incorporation of the Company
^^3.2	Amended and Restated Bylaws of the Company
*3.3	Limited Partnership Agreement of the Operating Partnership, as amended (filed as part of Exhibits 10.1, 10.1A and 10.1B)
^3.4	Certificate of Designations, Preferences and Rights Relating to Series A Cumulative Convertible Preferred Stock of the Company
**4.1	Specimen Common Stock Certificate of the Company
^4.2	Specimen Series A Cumulative Convertible Preferred Stock Certificate of the Company
**4.3	Agreement, dated March 15, 1999, among Richard L. Kramer, A.J. 1989 Trust, Irrevocable Intervivos Trust for the benefit of the Kramer Children, N Street Investment Trust, Equity Resources Associates, Herbert S. Miller, the Company and the Operating Partnership.
#4.4	Non-affiliate Registration Rights and Lock-up Agreement
#4.5	Affiliate Registration Rights and Lock-up Agreement
^4.6	Amended and Restated Contingent Securities Purchase Warrant issued May 11, 2001
^4.7	Registration Rights Agreement, dated as of April 27, 2001, between the Company and iStar Preferred Holdings LLC ("iStar")
^4.8	Amendment No. 1 to the Registration Rights Agreement, dated as of May 11, 2001, between the Company and iStar
^4.9	Amended and Restated Ownership Limit Waiver Agreement, dated as of May 11, 2001, between the Company and iStar
##4.10	Securities Purchase Agreement, dated as of April 27, 2001, between the Company and iStar
##4.11	Amendment No. 1 to Securities Purchase Agreement, dated as of May 11, 2001, between the Company and iStar
*10.1	Limited Partnership Agreement of Operating Partnership, as amended
^10.1A	First Amendment to Limited Partnership Agreement of Operating Partnership
^10.1B	Second Amendment to Limited Partnership Agreement of Operating Partnership
#10.2	Form of Employee Non-Compete/Employment Agreements
+10.3	1994 Executive Equity Incentive Plan
#10.4	Form of Noncompetition Agreement between the Company, the Operating Partnership and each of Kan Am and the Kan Am Partnerships
#10.5	Form of Noncompetition Agreement with Kan Am Directors
#10.6	Agreement dated March 15, 1994 among Richard L. Kramer, A.J. 1989 Trust, Irrevocable Intervivos Trust for the Benefit of the Kramer Children, N Street Investment Trust, Equity Resources Associates, Herbert S. Miller, the Company and the Operating Partnership
#10.7	Form of Indemnification Agreement between the Company and each of its Directors
++10.8	Employment Contract effective as of April 1, 2000 by and between Laurence C. Siegel and the Company
^^10.9	Consulting Agreement, effective as of August 1, 2001, by and between Harry H. Nick and the Company
^^21.1	List of Subsidiaries of the Registrant

^^23.1	Consent of Ernst & Young LLP, Independent Auditors

^	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.
^^	Filed herewith.
*	Limited Partnership Agreement incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994, and amendments to Limited Partnership Agreement incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.
**	Incorporated by reference to the Registrant's Registration Statement on Form 3-11, Registration No. 33-71524, which was declared effective by the Securities and Exchange Commission on April 14, 1994.
+	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1997.
++	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2001.
#	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994.
##	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2001.

14(b) REPORTS ON FORM 8-K

        The Company filed one report on Form 8-K during the last quarter of the year ended December 31, 2001.

        The Company's Current Report on Form 8-K dated September 30, 2001, and filed on November 9, 2001, furnished pursuant to Item 9 supplemental financial information concerning the Company, and the properties owned or managed by it as of September 30, 2001, in the form of a Supplemental Information Package.

14(c) EXHIBITS

        The list of exhibits filed with this report is set forth in response to item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d) FINANCIAL STATEMENTS SCHEDULES

        Schedule III—Real Estate and Accumulated Depreciation

        Notes to Schedule III.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002:

THE MILLS CORPORATION, a Delaware corporation
By:	/s/ LAURENCE C. SIEGEL Laurence C. Siegel Chairman of the Board of Directors, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities indicated below on March 27, 2002:

Name	Title

/s/ LAURENCE C. SIEGEL Laurence C. Siegel	Chairman of the Board of Directors, and Chief Executive Officer (principal executive officer)
/s/ JAMES F. DAUSCH James F. Dausch	Senior Executive Vice-President — Development and Director
/s/ KENNETH R. PARENT Kenneth R. Parent	Executive Vice President — Finance and Chief Financial Officer (principal financial officer and principal accounting officer)
Dietrich von Boetticher	Vice Chairman and Director
/s/ JOHN M. INGRAM John M. Ingram	Vice Chairman and Director
/s/ CHARLES R. BLACK, JR. Charles R. Black, Jr.	Director
/s/ JAMES C. BRAITHWAITE James C. Braithwaite	Director
/s/ JOSEPH B. GILDENHORN Joseph B. Gildenhorn	Director
/s/ HARRY H. NICK Harry H. Nick	Director
/s/ FRANZ VON PERFALL Franz von Perfall	Director
/s/ ROBERT P. PINCUS Robert P. Pincus	Director
/s/ CRISTINA L. ROSE Cristina L. Rose	Director

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
THE MILLS CORPORATION

        We have audited the accompanying consolidated balance sheets of The Mills Corporation as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the management of The Mills Corporation. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Mills Corporation as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 of the Notes to the Consolidated Financial Statements, in 2001 the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                      /s/ ERNST & YOUNG LLP

McLean, Virginia
February 19, 2002, except for Note 17,
as to which the date is February 28, 2002

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2001	2000
ASSETS
Income producing property:
Land and land improvements	$184,396	$170,615
Building and improvements	769,781	717,462
Furniture, fixtures and equipment	44,989	46,702
Less: accumulated depreciation and amortization	(251,285)	(222,910)

Net income producing property	747,881	711,869
Land held for investment and/or sale	8,818	8,715
Construction in progress	70,702	65,014
Investment in unconsolidated joint ventures	341,819	230,613

Net real estate and development assets	1,169,220	1,016,211
Cash and cash equivalents	9,376	10,447
Restricted cash	30,133	14,530
Accounts receivable, net	34,791	32,322
Notes receivable	16,911	8,011
Deferred costs, net	66,622	39,769
Other assets	2,051	4,401

TOTAL ASSETS	$1,329,104	$1,125,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes, and loans payable	$1,023,894	$966,505
Accounts payable and other liabilities	76,380	78,867

	1,100,274	1,045,372

Minority interests	57,090	32,385
Series A cumulative convertible preferred stock	75,000	—
Common stock $.01 par value, authorized 100,000 shares, 28,463 and 23,409 shares issued and outstanding in 2001 and 2000, respectively	285	234
Additional paid-in capital	533,374	444,689
Accumulated deficit	(424,639)	(394,009)
Accumulated other comprehensive loss	(5,107)	—
Deferred compensation	(7,173)	(2,980)

Total stockholders' equity	96,740	47,934

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,329,104	$1,125,691

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
REVENUES:
Minimum rent	$106,196	$103,550	$104,407
Percentage rent	1,518	2,891	3,677
Recoveries from tenants	50,975	52,006	51,680
Other property revenue	15,211	10,314	8,778
Management fee income from unconsolidated joint ventures	10,436	8,445	4,891
Other fee income from unconsolidated joint ventures	8,097	8,637	8,647

Total operating revenues	192,433	185,843	182,080

EXPENSES:
Recoverable from tenants	43,065	44,333	44,464
Other operating	5,684	5,362	6,184
General and administrative	17,352	15,691	12,416
Depreciation and amortization	37,820	38,065	34,164

Total operating expenses	103,921	103,451	97,228

	88,512	82,392	84,852
OTHER INCOME AND EXPENSES:
Equity in earnings of unconsolidated joint ventures before extraordinary items	12,525	16,571	12,287
Interest income	4,048	4,868	2,605
Interest expense, net	(57,737)	(56,736)	(49,498)
Other income (expense)	(2,307)	(4,210)	(1,643)

INCOME BEFORE GAIN ON SALE OF INTEREST IN FOODBRAND L.L.C., SALE OF COMMUNITY CENTERS, EXTRAORDINARY ITEMS, AND MINORITY INTERESTS	45,041	42,885	48,603
Gain on sale of interest in FoodBrand L.L.C.	6,420	—	—
Gain on sale of community centers	—	18,370	—

INCOME BEFORE EXTRAORDINARY ITEMS AND MINORITY INTERESTS	51,461	61,255	48,603
Extraordinary losses on debt extinguishments	(16,624)	(3,147)	(2,762)
Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	(127)	(347)	—

INCOME BEFORE MINORITY INTERESTS	34,710	57,761	45,841
Minority interests	(13,468)	(23,341)	(18,618)

NET INCOME	$21,242	$34,420	$27,223

EARNINGS PER COMMON SHARE — BASIC:
Income before extraordinary items, net of minority interests	$1.25	$1.57	$1.25
Extraordinary losses on debt extinguishments, net of minority interests	(0.40)	(0.09)	(0.07)

Net income per share	$0.85	$1.48	$1.18

EARNINGS PER COMMON SHARE — DILUTED:
Income before extraordinary items, net of minority interests	$1.24	$1.56	$1.24
Extraordinary losses on debt extinguishments, net of minority interests	(0.40)	(0.09)	(0.07)

Net income per share	$0.84	$1.47	$1.17

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	25,042	23,295	23,131

Diluted	25,491	23,338	23,293

TAX TREATMENT OF DIVIDENDS (UNAUDITED):
Ordinary income per common share	$—	$0.51	$0.97
Capital gains per common share	—	—	0.02
Return of capital per common share	2.12	1.54	1.00

Dividends paid per common share	$2.12	$2.05	$1.99

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock
						Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation			Total Comprehensive Income
	Shares	Amount					Total
BALANCES, DECEMBER 31, 1998	23,132	$231	$439,448	$(359,404)	$(1,357)	$—	$78,918	$—
Restricted stock incentive program	60	1	1,476	—	(1,477)	—	—	—
Amortization of restricted stock incentive program	—	—	—	—	1,011	—	1,011	—
Dividends declared	—	—	—	(47,125)	—	—	(47,125)	—
Net income	—	—	—	27,223	—	—	27,223	27,223

BALANCES, DECEMBER 31, 1999	23,192	232	440,924	(379,306)	(1,823)	—	60,027	$27,223

Restricted stock incentive program	168	2	2,883	—	(2,885)	—	—	—
Amortization of restricted stock incentive program	—	—	—	—	1,728	—	1,728	—
Units exchanged for common stock	3	—	53	(53)	—	—	—	—
Exercise of stock options	46	—	829	—	—	—	829	—
Dividends declared	—	—	—	(49,070)	—	—	(49,070)	—
Net income	—	—	—	34,420	—	—	34,420	34,420

BALANCES, DECEMBER 31, 2000	23,409	234	444,689	(394,009)	(2,980)	—	47,934	$34,420

Cumulative effect of a change in accounting principle (Note 2)	—	—	—	—	—	(1,279)	(1,279)	(1,279)
Restricted stock incentive program	365	4	9,172	—	(9,176)	—	—	—
Amortization of restricted stock incentive program	—	—	—	—	4,983	—	4,983	—
Units exchanged for common stock	276	3	7,071	—	—	—	7,074	—
Exercise of stock options	438	4	8,308	—	—	—	8,312	—
Sale of common stock, net of expenses	4,025	40	90,744	—	—	—	90,784	—
Repurchase and retirement of common stock	(50)	—	(1,102)	—	—	—	(1,102)	—
Change in intrinsic value of cash flow hedges	—	—	—	—	—	(3,828)	(3,828)	(3,828)
Dividends declared	—	—	—	(51,872)	—	—	(51,872)	—
Adjustment to minority interests	—	—	(25,508)	—	—	—	(25,508)	—
Net income	—	—	—	21,242	—	—	21,242	21,242

BALANCES, DECEMBER 31, 2001	28,463	$285	$533,374	$(424,639)	$(7,173)	$(5,107)	$96,740	$16,135

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before minority interests	$34,710	$57,761	$45,841
Adjustments to reconcile income before minority interests to net cash provided by operating activities:
Net accretion of note receivable	(548)	(470)	(532)
Depreciation and amortization	37,820	38,065	34,164
Amortization of finance costs	3,565	2,899	2,505
Write-off of abandoned projects	3,799	6,279	1,675
Provision for losses on accounts receivable	1,852	874	723
Equity in earnings of unconsolidated joint ventures before extraordinary items	(12,525)	(16,571)	(12,287)
Gain on sales of property	(153)	(1,255)	(1,895)
Gain on sale of community centers	—	(18,370)	—
Gain on sale of interest in FoodBrand L.L.C.	(6,420)	—	—
Extraordinary losses on debt extinguishments	16,624	3,147	2,762
Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	127	347	—
Amortization of restricted stock incentive program	4,983	1,728	1,011
Other changes in assets and liabilities:
Accounts receivable	(1,820)	(8,738)	(3,095)
Notes receivable	4,298	1,189	(83)
Other assets	5,881	(1,903)	(1,671)
Accounts payable and other liabilities	(1,805)	13,404	7,951

Net cash provided by operating activities	90,388	78,386	77,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and development assets	(168,053)	(138,450)	(107,789)
Distributions received from unconsolidated joint ventures	28,134	44,003	23,683
Proceeds from sale of community centers, net	—	22,536	—
Proceeds from sale of property, net	350	3,840	3,450
Proceeds from sale of interest in FoodBrand L.L.C.	9,549	—	—
Notes receivable	(8,687)	—	(1,445)
Deferred costs	(7,655)	(9,971)	(13,674)

Net cash used in investing activities	(146,362)	(78,042)	(95,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable	711,863	397,436	262,728
Repayments of mortgages, notes and loans payable	(706,369)	(301,711)	(167,637)
Refinancing costs	(21,321)	(5,542)	(4,690)
Increase in restricted cash	(10,569)	(2,347)	(349)
Proceeds from public offering of common stock, net	90,784	—	—
Proceeds from sale of series A preferred stock, net	69,343	—	—
Repurchase of common stock, net	(1,102)	—	—
Dividends paid	(51,872)	(49,070)	(47,125)
Distributions to minority interests	(34,166)	(32,527)	(31,696)
Proceeds from exercise of stock options	8,312	829	—

Net cash provided by financing activities	54,903	7,068	11,231

Net (decrease) increase in cash and cash equivalents	(1,071)	7,412	(7,475)
Cash and cash equivalents, beginning of year	10,447	3,035	10,510

Cash and cash equivalents, end of year	$9,376	$10,447	$3,035

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$54,529	$45,807	$45,937

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1. ORGANIZATION

        The Mills Corporation (the "Company") is a fully integrated, self-managed real estate investment trust ("REIT").

        The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns a 1% interest as the sole general partner and a 61.89% interest as a limited partner as of December 31, 2001. The Company, through the Operating Partnership, is engaged in the ownership, development, redevelopment, leasing, acquisition, expansion and management of super-regional, retail and entertainment-oriented centers (the "Mills" and "Block" projects), two community shopping centers and a portfolio of 46 single tenant net lease properties ("Net Lease Properties") at various locations throughout the United States. As of December 31, 2001, the Operating Partnership owns or holds an interest in the following Mills and Block projects and two community centers:

Arizona Mills	Tempe, AZ (Phoenix)
Arundel Mills	Anne Arundel County, MD (Baltimore/Washington, DC)
Concord Mills	Concord, NC (Charlotte)
Discover Mills	Sugarloaf, GA (Atlanta)
Franklin Mills	Philadelphia, PA
Grapevine Mills	Grapevine, TX (Dallas/Fort Worth)
Gurnee Mills	Gurnee, IL (Chicago)
Katy Mills	Katy, TX (Houston)
Ontario Mills	Ontario, CA (Los Angeles)
Opry Mills	Nashville, TN
Potomac Mills	Woodbridge, VA (Washington, DC)
Sawgrass Mills	Sunrise, FL (Ft. Lauderdale)
The Oasis at Sawgrass	Sunrise, FL (Ft. Lauderdale)
The Block at Orange	Orange, CA (Los Angeles)
COMMUNITY CENTERS
Concord Mills Marketplace	Concord, NC (Charlotte)
Liberty Plaza	Philadelphia, PA

        The Company is actively involved in the predevelopment of a number of projects, including Colorado Mills (Denver, CO), Madrid Xanadu (Madrid, Spain), St. Louis Mills (St. Louis, MO), Vaughan Mills (Toronto, Canada), Meadowlands Mills (Carlstadt, NJ) and San Francisco Piers 27-31 (San Francisco, CA).

        Additionally, the Operating Partnership owns MillsServices Corp. ("MSC"), a taxable REIT subsidiary formed in connection with the Company's initial public offering to provide development, management, leasing and financial services to entities owned by unconsolidated joint ventures of the Company. MSC does not perform any services to entities in which the Company is not a significant investor. MSC also owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that owns 60% of FoodBrand L.L.C. ("FoodBrand") (see Note 4) the Company's food and beverage entity that was created in 1999 to master lease, manage and operate food courts and restaurants at the Company's malls.

        Prior to August 2001, the Operating Partnership owned 5% of the voting common stock and 99% of the non-voting preferred stock of MSC. Through its ownership of 99% of MSC's non-voting preferred stock, the Operating Partnership had the perpetual right to receive 99% of the economic benefits (i.e. cash flows) generated by MSC's operations. The Company provided all of the operating capital of MSC. The two individuals who had contributed nominal amounts of equity to MSC for 95% of MSC's voting common shares and 1% of MSC's preferred stock, were officers and directors of both MSC and the Company. These two individuals' interests were aligned with the interests of the Company's management. Also, all of MSC's Board members were also Board members of the Company. All of these factors resulted in the Company having a controlling financial interest in MSC, and accordingly, the operations of MSC were consolidated by the Company. In August 2001, the Operating Partnership acquired 95% of MSC's voting common stock and 1% of MSC's non-voting preferred stock that it did not already own for fair market value, totaling $170.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The Company conducts its business through its Operating Partnership, wholly-owned subsidiaries and affiliates. The consolidated financial statements include the accounts of the Company and all subsidiaries that the Company controls. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures under the equity method (see Note 7).

        All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

REAL ESTATE AND DEVELOPMENT ASSETS

        Income producing property is stated at cost and includes all costs related to acquisition, development, leasing and construction, including tenant improvements, interest incurred during construction, costs of pre-development and certain direct and indirect costs of development. Cost incurred during the predevelopment stage are capitalized once management has identified and secured a site, determined that the project is feasible and it is probable that management is able to proceed. Land held for sale is carried at the lower of cost or fair value less costs to sell. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets are capitalized.

        Income producing properties are individually evaluated for impairment when various conditions exist that may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a property are less than its historical net cost basis. Upon determination that a permanent impairment has occurred, the Company records an impairment charge equal to the excess of historical cost basis over fair value. In addition, the Company writes off costs related to predevelopment projects when it determines that it will no longer pursue the project.

        Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and improvements	40 years
Land improvements	20 years
Furniture, fixtures and equipment	7 years

        Total depreciation expense was $26,900, $26,598 and $25,130 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Total interest expense capitalized to real estate and development assets, including investments in unconsolidated joint ventures under development, was $25,670, $21,058 and $13,065 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

ACCOUNTS RECEIVABLE

        Accounts receivable include amounts billed to tenants, deferred rent receivable arising from straight-lining of rents and accrued recoveries from tenants. Management evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect the amounts estimated to be uncollectible. The allowance for doubtful accounts was $1,478 and $3,148 at December 31, 2001 and 2000, respectively.

DEFERRED COSTS

        Deferred costs consist of loan fees and related expenses which are amortized on a straight-line basis that approximates the interest method over the terms of the related notes. In addition, deferred costs include leasing charges, comprised of tenant construction allowances and direct salaries and other costs incurred by the Company to originate a lease, which are amortized on a straight-line basis over the terms of the related leases. Total amortization expense was $14,485, $14,366, and $11,539 for the years ended December 31, 2001, 2000 and 1999, respectively. Total accumulated amortization of deferred costs was $73,384 and $64,706 at December 31, 2001 and 2000, respectively.

REVENUE RECOGNITION

        The Company, as lessor, has retained substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Minimum rent from income producing properties is recognized on a straight-line basis over the terms of the respective leases. Percentage rent is recognized when tenants' sales have reached certain levels specified in the respective leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

        MSC, a wholly owned subsidiary of the Company, has entered into agreements with the unconsolidated joint ventures (see Note 7) to provide management, leasing, development and financing services for the joint venture properties. For management services, MSC is entitled to receive monthly a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate per square foot of space leased that is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the pre development stage of the project and subsequently recognized ratably during the development period once a development agreement is executed. For financial services, MSC receives an agreed upon percentage of the total loan commitment which is recognized when a construction loan or permanent loan is executed by the lender. Costs incurred to provide leasing, development and financial services are capitalized when incurred and subsequently expensed as the fee is earned. Other fee income from affiliated joint ventures reflects the fees earned from providing leasing, development and financing services, net of the costs incurred to provide these services and the elimination of intercompany profits.

OTHER PROPERTY REVENUE

        Other property revenue generally consists of revenues from tenants with lease agreements of one year or less, revenues from rentals of temporary in-line space, kiosks and ATM space rentals. It also includes revenues received from lease termination agreements or subsequent collection of receivables previously written off.

INCOME TAXES

        Federal income taxes are not provided for because the Company believes it qualifies as a REIT under the provisions of the Internal Revenue Code ("IRC") and will distribute in excess of its taxable income to its shareholders. As a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and to meet certain other requirements. The differences between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relate primarily to temporary differences, principally real estate depreciation.

        MSC, the Company's consolidated IRC subchapter C corporate subsidiary, is subject to federal income taxes at the prevailing tax rates. MSC has a federal net operating loss carryforward of $45,320 at December 31, 2000, and the Company estimates that the federal net operating loss carryforward will be approximately $50,000 at December 31, 2001. A valuation allowance has been established for deferred tax assets principally relating to the loss carryforward as there can be no assurance that MSC will generate taxable income in future years.

        For taxable years beginning on or after January 1, 2001, Federal income tax law generally allows a REIT to own stock in one or more subsidiaries ("taxable REIT subsidiaries") engaged in businesses that generate income that would not constitute qualifying income under the REIT income test. Additionally, Federal income tax imposes certain limitations on the value of the stock in these taxable REIT subsidiaries. Both the REIT and the taxable REIT subsidiaries are subject to strict Federal income tax rules governing their ownership, operation and taxation. As of January 1, 2001, MSC and its subsidiaries filed an election to be treated as taxable REIT subsidiaries.

SEGMENT REPORTING

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company's properties consist of "Mills" super-regional, retail and entertainment oriented malls, the "Block" an urban entertainment retail property, two community shopping centers, food courts and several restaurant operations, a portfolio of 46 Net Lease Properties and other retail operations. Each of the Company's Mills and Blocks are separate operating segments which have been aggregated and reported as one reportable segment because they have characteristics so similar that they are expected to have essentially the same future prospects. These economic characteristics include similar returns, occupancy and tenants and each is located near a metropolitan area with similar economic demographics and site characteristics. This reportable segment consists of greater than 90% of the Company's assets, revenues and income for each of the years presented. The Company currently has no operations in foreign countries that generate revenue and expenses.

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

        On the date SFAS No. 133 was adopted, the Company and its unconsolidated joint ventures were required to recognize all of their derivative instruments as either assets or liabilities and to measure them at fair value. The difference between the derivative instruments' previous carrying amount and their fair value was recorded as a transition adjustment to accumulated other comprehensive income (loss), which amounted to a fair value loss of $1,279 at January 1, 2001, including the Company's pro-rata share of the transition adjustment recorded by its unconsolidated joint venture (see Note 9).

EARNINGS PER SHARE

        Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed conversion of stock issued pursuant to the Company's restricted stock program and stock option incentive program using the treasury stock method and the if-converted method for the Company's convertible preferred stock.

STOCK OPTION PLAN

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

TAX INCREMENT FINANCING

        The Company considers the requirements of EITF 91-10, "Accounting for Special Assessments and Tax Increment Financing Entities," (effective May 1992) in assessing the need to record an obligation for these forms of project infrastructure financing. These requirements include consideration of whether the assessment is fixed or variable and an evaluation under SFAS No. 5, "Accounting for Contingencies," of the probability of the Company becoming obligated for the project infrastructure financing.

NEW ACCOUNTING PRONOUNCEMENT

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121's fundamental provisions for recognition/measurement of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The Company does not expect the impact of adopting SFAS No. 144 to be material.

USE OF ESTIMATES

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

        Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the current year presentation.

3. ACQUISITIONS

ACQUISITION OF THE OASIS AT SAWGRASS

        In October 2001, the Operating Partnership issued 1,245,000 Operating Partnership units to Kan Am USA XIII Limited Partnership in exchange for the remaining 50% interest in The Oasis at Sawgrass that the Operating Partnership did not already own. The operating partnership units may be exchanged for cash or, at the discretion of the Company, shares of the Company's common stock. The acquisition gives the Company a 100% interest in the property. The consolidation of the assets and liabilities acquired, comprised primarily of real estate assets, have been treated as a non-cash investing activity.

ACQUISITION OF A PORTFOLIO OF NET LEASED PROPERTIES

        During the third and fourth quarters of 2000, the Company acquired 46 Net Lease Properties for an aggregate purchase price of $114,000 through the assumption $105,200 of mortgage notes and $8,800 cash payment. The Net Lease Properties were purchased from unrelated third parties and are subject to single tenant net leases operating as CVS stores. The leases are triple net leases that contain indemnification for liabilities customarily associated with possession of the site (including, without limitation, certain specified environmental liabilities). The tenants' obligations under the leases are guaranteed by CVS Corporation, a Delaware corporation. The assumption of debt has been treated as a non-cash investing activity for cash flow purposes. A summary of operations for the Net Lease Properties for the years ended December 31, 2001 and 2000 is as follows:

	Years Ended December 31,
	2001	2000
Revenues	$10,085	$2,518
Other expenses	77	—
Interest expense	8,145	2,039
Depreciation expense	2,063	653

4. DISPOSITIONS

SALE OF AN INTEREST IN FOODBRAND L.L.C.

        In October 2001, the Company sold a 40% interest in FoodBrand to privately-held Panda Restaurant Group ("PRG") for $9,549 in cash which resulted in a gain of $6,420. FoodBrand which was previously wholly owned by MEI, was created in 1999 to master lease, manage and operate food courts and several restaurants at the Company's malls. Under the terms of the joint venture agreement, MEI will serve as a co-general and managing partner and all significant business decisions will be subject to approval by both MEI and PRG. The Company has accounted for its interest in FoodBrand joint venture using the equity method beginning October 2001. The deconsolidation of the FoodBrand assets and liabilities subsequent to the sale date has been treated as a non-cash investing activity.

SALE OF COMMUNITY CENTERS

        In August 2000, the Company sold ten of its eleven community centers (the "Disposed Properties") to an unrelated third party for $142,000 and recorded a gain of $18,370. Net proceeds to the Company after assumption of the mortgage notes of $111,600 and closing costs of $7,864 were $22,536. The assumption of debt has been treated as a non-cash investing activity for cash flow purposes.

        A summary of operations for the community centers for the years ended December 31, 2000 and 1999, are as follows:

	Years Ended December 31,
	2000	1999
Revenues	$12,809	$21,330
Other expense	3,363	5,775
Interest expense	4,935	8,211
Depreciation expense	2,523	4,438

5. OTHER INCOME (EXPENSE)

        Other income (expense) consists of gains from land sales, abandoned project costs and operating margins and start-up costs associated with FoodBrand through September 30, 2001 (see Note 4) and the Company's other retail operations as follows:

	Years Ended December 31,
	2001	2000	1999
Revenues	$27,214	$25,759	$5,737
Expenses	(25,798)	(23,781)	(6,506)
Start-up costs	—	(1,126)	(1,094)
Abandoned projects	(3,799)	(6,279)	(1,675)
Gains on land sales	153	1,255	1,895
Other	(77)	(38)	—

	$(2,307)	$(4,210)	$(1,643)

6. NOTES RECEIVABLE

        Notes receivable held by MSC include $3,733 and $4,387 at December 31, 2001 and 2000, respectively, relating to a reimbursement and annexation agreement with the Village of Gurnee ("Village") to reimburse the owner of Gurnee Mills for the cost of certain public improvements. The Village has executed a non-interest bearing note for $15,000 to be paid from taxes collected from tenants of Gurnee Mills during a ten-year period beginning one year after Gurnee Mills opened in August 1991. In 1996, the note was amended and the note amount increased to $17,500 to be paid over a thirteen-year period. The note was recorded in 1991 at its net present value based on the estimated taxes to be collected by the Village using a discount rate of 10%. Interest income accreted was $548, $470, and $532 for the years ended December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, collections from the Village totaled $1,202, $1,386 and $1,210, respectively.

        Notes receivable also include $1,825 and $1,582 at December 31, 2001 and 2000, respectively, relating to loans made to certain members of management to fund purchases of the Company's common stock on the open market. The notes are fully recourse, mature in April and September 2002 and accrue interest monthly at interest rates ranging from 6% to 8.0% per annum.

        Included in notes receivable at December 31, 2001 are notes receivable and accrued interest from the City of Hazelwood, Missouri totaling $8,687. The notes, which were acquired in connection with the Company's development of St. Louis Mills, and earn interest at variable rates ranging from 9% to 10% through their maturity in October 2021.

7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        The Company owns certain operating properties and properties under development through joint ventures (each a "Joint Venture" property) in which the Company is a co-general and co-managing partner. The Company does not consider itself to be in control of joint ventures when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures under the equity method.

        The Company calculates the equity in income or loss earned from its unconsolidated joint ventures based on its estimate of each partner's economic ownership which is estimated based on anticipated stabilized cash flows as they would be allocated to each partner based on how cash flow is distributed. Generally, under the terms of the respective joint venture agreements, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances (including cumulative unpaid preferences) and thereafter in accordance with residual sharing percentages specified in the joint venture agreement. Cash flow from capital events (including refinancing and asset sales) is allocated first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages. The Company's residual sharing and capital contribution percentages for each Joint Venture property at December 31, 2001, is as follows:

Joint Venture	Residual Sharing Percentage	Capital Contribution Percentage
Arizona Mills	36.8%	36.8%
Arundel Mills	37.5%	25.0%
Colorado Mills	56.3%	37.5%
Concord Mills	37.5%	25.0%
Discover Mills	50.0%	—
Grapevine Mills	37.5%	25.0%
Katy Mills	62.5%	25.0%
Meadowlands Mills (1)	66.7%	33.0%
Ontario Mills	50.0%	25.0%
Opry Mills	66.7%	66.7%
The Block at Orange	50.0%	—
Vaughan Mills	50.0%	50.0%

(1)
The Company's residual sharing percentage for Meadowlands Mills will be 53.3% when the conditions to delivery of the executed joint venture documents from escrow have been satisfied.

        The Company's residual sharing and capital contribution percentages of The Oasis at Sawgrass from January through October 31, 2001 were 50% and 0%, respectively. Effective October 31, 2001 the Company owned 100% of The Oasis at Sawgrass (see Note 3). In addition to the above Joint Ventures, MEI holds investments in certain retail joint ventures and a 60% interest in FoodBrand (see Note 4).

        Pursuant to the joint venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $344,790 of the Joint Venture debt, generally until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District ("City"). The remaining aggregate amount of the special tax assessment is approximately $12,405 and will be collected over a 20 year period ending 2020 to fund debt service on bonds issued by the City to fund infrastructure improvements.

        The Company's real estate joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners. Additionally, there are provisions whereby the Company has guaranteed our partners preference and equity during the construction period. Specifically, the Company generally guarantees a 9% preferred return on Kan Am's equity balance in an unconsolidated joint venture until permanent financing is obtained. Additionally the Company has guaranteed to return Kan Am's capital contribution to Colorado Mills totaling $25,500 if a construction loan is not obtained by November 6, 2002. The Company expects to close the construction loan for Colorado Mills in Spring 2002.

	December 31,
Condensed Balance Sheet Statements
	2001	2000
ASSETS:
Income producing assets	$1,350,719	$1,188,334
Construction in progress	250,271	224,361
Cash and cash equivalents	61,821	65,407
Restricted cash	12,780	13,936
Notes receivable	28,045	57,836
Deferred costs, net	410,873	372,254
Other	69,492	43,020

Total assets	$2,184,001	$1,965,148

LIABILITIES AND PARTNERS' EQUITY:
Debt	$1,422,130	$1,303,665
Other liabilities	124,942	147,260
Operating Partnership's accumulated equity	287,377	168,503
Joint venture partners' accumulated equity	349,552	345,720

Total liabilities and partners' equity	$2,184,001	$1,965,148

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

	Years Ended December 31,
	2001	2000	1999
Revenues:
Minimum rent	$176,215	$145,513	$92,508
Percentage rent	4,343	4,261	1,406
Recoveries from tenants	71,359	56,870	35,163
Other property revenue	20,252	23,358	9,937

Total revenues	272,169	230,002	139,014

Expenses:
Recoverable from tenants	63,453	52,714	34,117
Other operating	19,379	15,897	9,232
Depreciation and amortization	92,506	72,192	45,394

Total expenses	175,338	140,803	88,743

	96,831	89,199	50,271
Other Income (Expense):
Interest income	8,433	9,519	10,737
Interest expense	(90,219)	(77,587)	(45,557)
Other income (expense)	2,943	(1,137)	2,421

Income before Gain on Land Sales and Extraordinary Items	17,988	19,994	17,872
Gain on land sales	7,261	12,924	8,568

Income before Extraordinary Items	25,249	32,918	26,440
Extraordinary losses on extinguishment of debt	(527)	(943)	—

Net Income	$24,722	$31,975	$26,440

Operating Partnership's equity in earnings of unconsolidated joint ventures	$12,525	$16,571	$12,287

Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	$(127)	$(347)	$—

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

        In April 2001, the Discover Mills Joint Venture entered into a construction loan agreement for approximately $182,200. The loan commitment matures in April 2004 and has a one-year extension option. The interest rate is LIBOR plus 2.25%, and is guaranteed by the Company. In November 2001, the Joint Venture entered into an interest rate swap agreement which effectively fixed the interest rate at 5.16% on a notional amount of $126,700 (see Note 9). The interest rate swap agreement matures in June 2003.

        In May 2001, The Block at Orange Joint Venture refinanced its mortgage loan in the amount of $135,000. The refinancing is evidenced by two promissory notes: a permanent loan in the amount of $108,000 and a mezzanine loan in the amount of $27,000. The proceeds from the loans were used to repay the prior loan balance of $131,522 plus loan finance costs. The permanent loan is secured by the land and improvements at The Block at Orange while the mezzanine loan is guaranteed by the Company. In conjunction with this transaction, the Joint Venture entered into an interest rate swap which effectively fixes the interest rate at 8.0% (see Note 9). The interest rate swap agreement matures in May 2006 and amortizes over a 24 year period to coincide with the loan's amortization period. In addition, the Joint Venture incurred a $442 extraordinary loss on debt extinguishment. The Company's share of the loss was $108.

        In connection with the refinancing of debt during the year ended December 31, 2000, the Arizona Mills Joint Venture recognized an extraordinary loss on debt extinguishment totaling $943 due to the write-off of deferred loan costs. The Company's share of the loss was $347.

        In August 1998, Simon Property Group ("Simon"), Chelsea GCA Reality Inc. ("Chelsea"), formed a joint venture ("Houston I") which purchased a site for a future shopping center development located approximately two miles from a site where Katy Mills Limited Partnership ("Katy"), an unconsolidated joint venture, was developing the Katy Mills shopping center. Katy is owned 67.5% by the Company and 32.5% by Kan Am (a major unit holder of the Company's Operating Partnership). The Company believed that Simon's participation in Houston I constituted a breach of other agreements between the Company and Simon. To ensure the economic potential of the Katy Mills development, Katy filed a suit against Simon and Chelsea. In October 1998, Katy executed a settlement agreement with Chelsea and Simon whereby Katy purchased Chelsea's interest in Houston I for $11,600 and Katy would make additional payments aggregating $21,400 over a four year period as consideration for not building a similar project nearby. The Company's future payments were initially secured by a pledge of 1,007,620 shares of the Company's common stock which were reduced pro rata as payments were made. The obligation was fully paid in January 2002 and the remaining number of shares were released.

        The purchase of Chelsea's interest in Houston I totaling $11,600 has been recorded on Katy's books as an investment in a partnership. The $21,400 payments was capitalized on Katy's books as a development cost as it was directly associated with the development of the Katy Mills. Based on Katy's ability to develop Katy Mills and execute long term leases with tenants, Katy is amortizing the $21,400 Chelsea payment over the period in which Katy benefits, which had been estimated at twenty years.

        In December 1997, an affiliate of Kan Am and a wholly-owned affiliate of the Operating Partnership entered into a partnership agreement forming Meadowland Mills for the purpose of acquiring a mortgage interest in a 592-acre site located on the New Jersey Turnpike (I-95) adjacent to the Meadowlands Sports Complex and approximately five miles from New York City. Upon procurement of all entitlements, it is anticipated that a project consisting of 2.0 million square feet of gross leaseable area for, Meadowland Mills shopping center, plus office and hotel space, would be developed by a joint venture consisting of, the Company, Kan Am, Empire Ltd. and Bennett S. Lazare. Currently, the Company and Kan Am are the sole partners of the Meadowlands Mills Joint Venture.

        As of December 31, 2001, the Company has invested $32,239 in the Meadowlands Mills Joint Venture project and has advanced $40,478 to the project. Kan Am has the right to redeem its interest in the Meadowlands Mills Joint Venture if a construction loan is not obtained by June 2003. The

Company has guaranteed the return of Kan Am's accrued preferential return, which was $540 at December 31, 2001. Beginning on the "project commencement date," which is a date on which certain material contingencies have been satisfied, the Company will guarantee the return of Kan Am's capital contribution upon Kan Am's exercise of its redemption right, which was $24,000 as of December 31, 2001. The Company's guaranty of Kan Am's preferential return will continue until permanent financing is secured for the project.

        Commencement of the Meadowlands project construction is contingent upon the completion of an ongoing Environmental Impact Statement and the federal/state permitting process. In December 2001, the U.S. Army Corps of Engineers circulated its Final Environmental Impact Statement to cooperating federal agencies and closed the comment period at the end of January 2002. Completion of the Final Environmental Impact Statement is the last step before the U.S. Army Corps of Engineers issues its decision on whether to issue a wetland fill permit.

        In March 2001, the Acting Governor of New Jersey requested us to withdraw our permit applications for the existing site and to consider an alternate site in Bergen County. While the Company refused this request, it has engaged in conversations with State officials considering a redevelopment of the Meadowlands Sport Complex, adjacent to our site, to determine whether an acceptable alternate site might be defined for our project. Significant support for this conceptual move has emerged in business, labor, and environmental circles, and we have had further discussions with the State to consider the future of the Meadowlands Sports Complex.

8. MORTGAGES, NOTES AND LOANS PAYABLE

        Mortgages, notes and loans payable, consist of the following:

	December 31,
	2001	2000
The Mills Limited Partnership $75,000 unsecured revolving loan—interest payable monthly at LIBOR plus 2.75%, subject to certain leverage tests, maturing in June 2002 (with a one year extension option).	$10,000	$75,000
The Mills Limited Partnership term loan—interest payable monthly at LIBOR plus 2.25% with principal reduction of $10,000 in June 2002, and maturing June 2003.	45,000	50,000
Potomac Mills/Gurnee Mills securitized bonds—principal and interest payments based on 30-year amortization with an anticipated balloon payment in December 2003 and required maturity in 2026; weighted average interest rate of 7.02% per annum. This loan was refinanced in February 2001.	—	271,148
Potomac Mills/Gurnee Mills mortgage loan—principal and interest payments based on 30-year amortization with an anticipated balloon payment in March 2011, and maturity date of March 2031; interest rate at 7.46% per annum.	352,938	—
Franklin Mills/Liberty Plaza mortgage loan—principal and interest payments based on 30-year amortization with an anticipated balloon payment in May 2007 and required maturity in 2027; interest rate at 7.88% per annum on $105,120, 7.44% per annum on $19,102, and 6.22% per annum on $12,436.	136,658	138,324
Sawgrass Mills $285,000 financing ($185,000 mortgage loan and $100,000 mezzanine loan)—interest only payments; blended interest rate of LIBOR plus 2.75%. This loan was refinanced in June 2001.	—	285,000
Sawgrass Mills/The Oasis at Sawgrass mortgage loan—principal and interest payments due monthly with a maturity date in July 2006; original loan amount was $300,000; interest rate at 7.18% per annum.	298,982	—
Sawgrass Mills/The Oasis at Sawgrass mezzanine loan—interest payable monthly with a maturity date in July 2006; original loan amount was $37,000; interest rate at LIBOR plus 4.50%. Interest is considered to be fixed at 7.34% through June 2003 due to an interest rate swap on a notional amount of $37,000.	36,857	—
Net Leased Properties mortgage loans—principal and interest payments based on a 30-year amortization with maturity dates ranging from October 2010 to January 2023; weighted average interest rate of 7.78% per annum.	104,000	104,943
Mainstreet Retail loan—principal and interest payments based on a 10-year amortization maturing in July 2010; interest rate at LIBOR plus 4.25%.	11,588	12,938
Concord Mills Residual III mortgage loan—interest only payable monthly at LIBOR plus 2.25% with a maturity date of December 2002.	13,119	9,043
Other notes and loans payable.	14,752	20,109

	$1,023,894	$966,505

        The Company's weighted average interest rate at December 31, 2001 and 2000, was 7.23% and 8.27%, respectively, of which $941,316 and $529,740 was fixed rate debt at December 31, 2001 and 2000, respectively. Of the Company's total consolidated debt at December 31, 2001, $10,000 is unsecured.

        In connection with the refinancing of certain debt during 2001, the Company wrote off $3,274 of unamortized loan costs and paid a prepayment penalty of $13,350. In connection with the refinancing of certain debt during 2000, the Company wrote off $1,513 of unamortized loan costs and paid a prepayment penalty of $1,634. Such amounts are reflected as extraordinary losses on debt extinguishments.

        Certain mortgages, notes and loans payable agreements provide for restrictive covenants relating to the maintenance of specified financial performance ratios such as minimum net worth, debt service coverage ratio, loan to value and restriction on future dividend and distribution payments. As of December 31, 2001, the Company was in compliance with these covenants.

        The aggregate maturities of the Company's borrowings (excluding the Joint Ventures' debts) at December 31, 2001 are as follows:

2002	$46,251
2003	52,073
2004	15,307
2005	15,063
2006	13,577
Thereafter	881,623

$1,023,894

        In February 2001, the Company entered into a nonrecourse mortgage loan agreement in the amount of $355,000 secured by its interests in Potomac Mills and Gurnee Mills. The proceeds were used to repay a prior loan totaling approximately $271,148 plus a prepayment penalty of $13,350. The remaining proceeds were used to pay down the revolving loan and to fund the Company's development equity requirements.

        In July 2001, the Company and The Oasis at Sawgrass Joint Venture refinanced the debts on Sawgrass Mills and The Oasis at Sawgrass in the amount of $337,000. The loans are evidenced by a mortgage loan in the amount of $300,000 and a mezzanine loan in the amount of $37,000 and are secured by the properties, the Company's ownership interests in the two properties and an assignment of leases and rents. The net proceeds were used to repay prior loans totaling approximately $332,495.

9. FINANCIAL INSTRUMENTS—DERIVATIVES AND HEDGING

        In the normal course of business, the Company and its unconsolidated joint ventures are exposed to the effect of interest rate changes. The Company and its unconsolidated joint ventures limit these risks by following established risk management policies and procedures including the use of a variety of derivative financial instruments to manage or hedge interest rate risk. The Company and its unconsolidated joint ventures do not enter into derivative instruments for speculative purposes. The Company and its unconsolidated joint ventures require that hedging derivative instruments are effective in reducing interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market.

        To manage interest rate risk, the Company and its unconsolidated joint ventures may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on an underlying exposure. Interest rate swaps and collars are contractual agreements between the Company or its unconsolidated joint ventures and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are included in interest expense as incurred or earned.

        Interest rate hedges that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures (for joint venture hedges) with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income (loss). Over time, the unrealized gains/losses held in accumulated other comprehensive loss will be recognized in earnings consistent with when the hedged items are recognized in earnings. Within the next twelve months the Company expects to reclassify $59 to earnings as interest expense and its unconsolidated joint ventures expect to reclassify $7,088 to earnings as interest expense from the current balance held in accumulated other comprehensive loss, of which the Company's pro rata share is $4,249.

        In conjunction with the Company's policy to reduce interest rate risk, the Company and unconsolidated joint ventures have entered into the following interest rate swaps and collar agreements to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The collar effectively locks LIBOR within a range from 6.275% to 7.0% and the Company's swaps require the

Company to receive LIBOR and pay a fixed rate. The terms of the derivative instruments, a reconciliation of their fair value and adjustment to accumulated other comprehensive loss, are as follows:

		Joint Ventures
	Sawgrass Mills Mezzanine Debt	Opry Mills Debt	The Block At Orange Debt	Discover Mills Debt
Hedge type	Cash Flow	Cash Flow	Cash Flow	Cash Flow
Description	Swap	Collar	Swap	Swap
Notional amount	$37,000	$170,000	$135,000	$126,700
Interest rate	2.84%	6.275% to 7.0%	5.35%	2.91%
Maturity date	6/7/03	9/29/02	5/1/06	6/1/03
Fair value loss from transition adjustment at 1/1/01	$—	$(1,919)	$—	$—
Change in fair value for the year ended December 31, 2001	(82)	(4,060)	(3,861)	(441)

Accumulated other comprehensive loss at December 31, 2001	$(82)	$(5,979)	$(3,861)	$(441)

        The Company's pro rata share of accumulated other comprehensive loss after minority interest at December 31, 2001 was $5,107. The Company's total comprehensive income for the year ended December 31, 2001 was $16,135.

10. LEASING ACTIVITIES

        The Company has noncancellable leases with tenants with remaining terms ranging from one to 23 years and requiring monthly payments of specified minimum rent. A majority of the leases require reimbursement by the tenant of substantially all operating expenses of the properties. Future minimum rental commitments under the noncancellable operating leases at December 31, 2001 are as follows:

2002	$91,020
2003	82,617
2004	72,090
2005	61,702
2006	46,620
Thereafter	272,009

$626,058

        These amounts do not include percentage rents which may become receivable under certain leases on the basis of tenant sales in excess of stipulated minimums.

        The Company has a noncancellable operating lease for its corporate headquarters in Arlington, Virginia. The lease commenced in April 1996 for a term of ten years. Minimum rental payments under this lease subsequent to December 31, 2001, are as follows:

2002	$2,654
2003	2,721
2004	2,788
2005	2,858
2006	1,319

$12,340

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Cash equivalents, accounts and notes receivable, accounts payable and other liabilities are carried at amounts which reasonably approximate their fair values.

        Fixed rate debt with an aggregate carrying value of $941,316 and $529,740 has an estimated aggregate fair value of $953,687 and $567,800 at December 31, 2001 and 2000, respectively. Estimated fair value of fixed rate debt is based on interest rates currently available to the Company for issuance of debt with similar terms, credit risk and remaining maturities. The estimated fair value of the Company's variable rate debt is estimated to be approximately equal to its carrying value of $82,578 and $436,765 at December 31, 2001 and 2000, respectively.

        Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2001, and current estimates of fair value may differ significantly from the amounts presented herein.

12. EMPLOYEE BENEFIT PLANS

        The Company has a 401(K) defined contribution benefit plan that covers all employees who are age 21 or older and have completed at least 60 days of service. Contributions made by employees electing to participate in the plan under salary reduction agreements are recorded when paid into the plan or, alternatively, accrued if unpaid. Employer contributions are accrued and paid into the plan periodically. Employer contributions were $1,400, $1,346 and $1,165 for the years ended December 2001, 2000 and 1999, respectively.

13. SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

        During April and May 2001, the Company sold 750,000 shares of series A cumulative convertible preferred stock ("Series A Preferred Stock") totaling $75,000 in a private placement. The Series A Preferred Stock has an initial coupon of 10.5% with annual 50 basis point increase in each of the next two years, with additional increases after the third year. The Series A Preferred Stock is convertible into the Company's common stock at a strike price of $25.00 per share. The Series A Preferred Stock is callable by the Company after the first year at a specified premium and has no sinking fund requirements. The Series A Preferred Stock is also subject to redemption at the option of the holders of Series A Preferred Stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holders of the Series A Preferred Stock have the right to require the Company to redeem all or a portion of the Series A Preferred Stock for cash if (1) the Company ceases to qualify as a REIT, (2) there is a change in control, as defined in the securities purchase agreement, (3) a material event of noncompliance occurs, as defined in the securities purchase agreement, and (4) shares of the Series A Preferred Stock remain issued and outstanding after April 30, 2006. The Company contributed the proceeds to the Operating Partnership in exchange for preferred units. The preferred units would be subject to the same terms and conditions as the Series A Preferred Stock. The net proceeds, which totaled $69,343 after discounts and expenses, were used to pay down the Company's unsecured revolving loan and to fund the Company's development equity requirements. Due to the redemption features of the Series A Preferred Stock, the Company has accounted for the dividends on the Series A Preferred Stock as interest expense.

        In connection with the issuance of the Series A Preferred Stock, the Company granted the holder a warrant ("Series A Warrant") to purchase the Company's common stock at $25.00 per share. The number of common shares that become exercisable under the Series A Warrant is based on the number of shares of Series A Preferred Stock the Company repurchases upon exercise of its call right between May 1, 2002 and November 10, 2003.

14. CAPITAL STOCK

AUTHORIZED AND OUTSTANDING CAPITAL

        At December 31, 2001 and 2000, the total number of shares authorized and outstanding were as follows:

	December 31, 2001		December 31, 2000
	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $0.01 par value	100,000,000	28,462,926	100,000,000	23,408,824
Non-voting common stock, $0.01 par value	50,000,000	—	50,000,000	—
Series A Preferred Stock, $0.01 par value	20,000,000	750,000	20,000,000	—

SALE OF COMMON STOCK

        In August 2001, the Company sold 4,025,000 shares of common stock, par value $0.01 per share, in a public offering at a purchase price of $24.00 per share. The net proceeds, which totaled approximately $90,784, after discounts and expenses, were used to repay the outstanding indebtedness under the Company's unsecured revolving loan and will be used to fund the Company's future development.

STOCK REPURCHASES

        In September 2001, the Company announced its intention to enter into a stock repurchase program in compliance with the Emergency Order released by the Securities and Exchange Commission on September 14, 2001. The Emergency Order permitted companies to repurchase their own securities during the period from September 17, 2001 through October 12, 2001, without meeting certain of the volume and timing restrictions that normally would apply under the Securities Exchange Act of 1934. On September 18, 2001, the Company paid approximately $1,102 to repurchase 50,000 shares of common stock, at $22.04 per share, which were retired. No other repurchases were made, and the stock repurchase program has been discontinued.

EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2001	2000	1999
Net income	$21,242	$34,420	$27,223
Adjustment to minority interest	(72)	(27)	(17)

Numerator for basic earnings per share	21,170	34,393	27,206
Adjustment to minority interest	146	25	77

Numerator for diluted earnings per share	$21,316	$34,418	$27,283

Denominator:
Weighted average shares	25,262	23,341	23,167
Outstanding unvested restricted stock awards—weighted average shares	(220)	(46)	(36)

Denominator for basic earnings per share-adjusted weighted average shares	25,042	23,295	23,131
Effect of dilutive securities:
Employee stock options and restricted stock awards	449	43	162

Denominator for diluted earnings per share-adjusted weighted average shares	25,491	23,338	23,293

Basic earnings per share	$0.85	$1.48	$1.18

Diluted earnings per share	$0.84	$1.47	$1.17

MINORITY INTEREST

        Assets and liabilities allocated to the limited partners (the "Minority Interest") are based on their ownership percentage of the Operating Partnership at year end. The ownership percentage is determined by dividing the number of Operating Partnership Units held by the Minority Interest at year end by the total Operating Parntership Units outstanding at year end. The Minority Interest ownership percentage in assets and liabilities of the Operating Partnership was 37.11%, and 40.32% at December 31, 2001 and 2000, respectively.

        Income before minority interest is allocated to the limited partners based on their weighted average ownership during the year. The ownership percentage is determined by dividing the weighted average number of Operating Partnership units held by the Minority Interest by the total weighted average number of Operating Partnership units outstanding during the year. For purposes of this calculation, shares granted, even if not issued, in conjunction with the Company's stock incentive plan are included. For basic earnings per share, the ownership percentage is adjusted to reflect only shares vested and issued and for dilutive earnings per share the ownership percentage is further adjusted to reflect the dilutive impact of unvested restricted stock and options.

        There were 16,797,152 and 15,827,909 limited partnership units in the Operating Partnership, as of December 31, 2001 and 2000, respectively, not held by the Company which were outstanding and could be exchanged for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect. The common shares that may become exercisable under the Series A Warrant have not been considered in the computation of per share data, as they are anti-dilutive for all periods presented. Certain options outstanding were not included in the computation of diluted earnings per share because the exercise price of the options was higher than the average market price of common stock for the applicable periods or, because the conditions which must be satisfied prior to issuance of any such shares were not achieved during the applicable periods, therefore, the effect would be anti-dilutive.

STOCK OPTION PLANS

        The Company has an Executive Equity Incentive Plan ("Plan") for the purpose of attracting and retaining directors, executive officers and other key personnel of the Company, the Operating Partnership and their subsidiaries. Pursuant to the Plan, 4,500,000 shares of common stock have been reserved for issuance of stock options and restricted stock. The options and restricted stock are issued at a price not less than 100% of fair market value at the date of grant. The options expire 10 years from the date of grant and will contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by the Company's Executive Compensation Committee. In 1999, the Company adopted a broad-based 1999 Stock Option Plan for the purpose of advancing the interests of the Company, the Operating Partnership and their subsidiaries. Pursuant to the plan, 2,000,000 shares of common stock have been reserved for issuance of stock options and restricted stock. The options are issued at a price not less than 100% of fair market value at the date of grant, expire 10 years from the date of grant and will contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by the Company's Executive Compensation Committee.

        A summary of the Company's stock option activity, and related information for the years ended December 31, 2001, 2000 and 1999, respectively, is as follows (in thousands, except price data):

	Years Ended December 31,
	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	4,756	$21.61	5,276	$21.63	4,061	$23.62
Granted	93	19.60	3	18.63	1,322	17.44
Exercised	(438)	18.93	(46)	17.64	—	—
Forfeited and Expired	(247)	22.22	(477)	21.47	(107)	24.32
Restricted Stock Grants—Tender Offer	(878)	25.04	—	—	—	—

Outstanding—end of year	3,286	$20.92	4,756	$21.61	5,276	$21.63

Exercisable at end of year	2,032	$21.62	1,925	$21.59	1,400	$21.96
Weighted average fair value of options granted during the year		$1.67		$1.27		$1.06

        The range of exercise prices of options outstanding at December 31, 2001 was $17.44 to $26.19. The weighted average remaining contractual life of options outstanding at December 31, 2001 was 5.8 years.

        In November 2000, the Company commenced a tender offer to acquire all of the outstanding options with an exercise price of $23.50 or more for shares of restricted stock. In January 2001, the Company purchased approximately 878,331 options in exchange for approximately 98,932 shares of restricted stock, which have a three-year vesting period.

        Pro forma information regarding net income and earnings per share is required by SFAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest of 4.6%, 6.5% and 6.5%; expected life of the option of 3.1 years, 5.5 years and 5.0 years; a dividend yield of 9.7%, 10.0% and 10.0%; and volatility factors of the expected market price of the Company's common stock of .258, ..202, and .215.

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

	2001	2000	1999
Pro forma income before minority interest	$34,554	$56,617	$44,430
Pro forma net income per share—diluted	$0.84	$1.45	$1.14

RESTRICTED STOCK GRANTS

        Pursuant to both the Executive Equity Incentive Plan and the 1999 Stock Option Plan, the Company grants restricted stock to its directors, officers and other key employees. Vesting periods for restricted stock are determined by the Company's Executive Compensation Committee. As of December 31, 2001, the Company had grants of 622,506 shares of non-vested restricted stock outstanding pursuant to such plans, which shares vest as follows:

2002	2003	2004	2005	2006
212,851	184,322	133,762	76,967	14,604

        An additional 49,026 shares of stock would be issued and would vest only upon a change in control of the Company.

15. COMMITMENTS AND CONTINGENCIES

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

        As of December 31, 2001, the Company had outstanding letters of credit totaling $483 which were provided to certain utility companies and The Ministry of Finance of the Province of Ontario Canada as security for certain performance criteria.

16. TRANSACTIONS WITH AFFILIATES

        MSC provides management, leasing, commissioned land sales, and related services to entities owned by partners of the Operating Partnership. Fees earned for the years ended December 31, 2001, 2000 and 1999, were $215, $258 and $285, respectively.

        In addition, MSC provides development and leasing, financing and management services to the unconsolidated joint ventures. Fees recorded during 2001, 2000 and 1999, were $18,318, $16,824 and $13,253, respectively.

        Interest income earned from advances to unconsolidated joint ventures totaled $1,678, $2,510 and $713 for the years ended December 31, 2001, 2000 and 1999, respectively.

17. SUBSEQUENT EVENT

SALE OF COMMON STOCK

        On February 28, 2002, the Company sold 1,818,179 shares of common stock in two concurrent offerings at an initial price of $27.50 per share. The net proceeds of both offerings, which totaled approximately $47,016 after discounts and expenses, were used to reduce the outstanding indebtedness under the Company's unsecured revolving loan.

18. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

        The following is a summary of results of operations for each of the fiscal quarters during 2001 and 2000:

	Three Months Ended,
2001	March 31	June 30	September 30	December 31
Total revenues	$47,254	$47,557	$48,731	$52,939
Income before extraordinary items and minority interests	8,161	10,665	12,355	20,280
Income before minority interests	(7,996)	10,557	11,869	20,280
Net (loss) income	(4,778)	6,314	7,187	12,504
EARNINGS PER COMMON SHARE—BASIC:
Income before extraordinary items	$0.21	$0.27	$0.30	$0.46
Extraordinary loss on debt extinguishment	(0.41)	—	(0.01)	—

Net (loss) income per share	$(0.20)	$0.27	$0.29	$0.46

EARNINGS PER COMMON SHARE—DILUTED:
Income before extraordinary items	$0.21	$0.26	$0.29	$0.45
Extraordinary loss on debt extinguishment	(0.41)	—	(0.01)	—

Net (loss) income per share	$(0.20)	$0.26	$0.28	$0.45

Basic Common Shares	23,395,622	23,726,943	25,468,409	27,896,129
Diluted Common Shares	23,646,672	24,234,730	26,006,608	28,396,132

	Three Months Ended,
2000	March 31	June 30	September 30	December 31(1)
Total revenues	$46,715	$46,710	$48,097	$49,189
Income before extraordinary items and minority interests	10,203	8,073	29,673	13,306
Income before minority interests	8,690	6,439	29,673	12,959
Net income	5,166	3,841	17,679	7,734
EARNINGS PER COMMON SHARE—BASIC:
Income before extraordinary items	$0.26	$0.21	$0.76	$0.34
Extraordinary loss on debt extinguishment	(0.04)	(0.05)	—	(0.01)

Net income per share	$0.22	$0.16	$0.76	$0.33

EARNINGS PER COMMON SHARE—DILUTED:
Income before extraordinary items	$0.26	$0.21	$0.76	$0.34
Extraordinary loss on debt extinguishment	(0.04)	(0.05)	—	(0.01)

Net income per share	$0.22	$0.16	$0.76	$0.33

Basic Common Shares	23,172,940	23,305,898	23,287,724	23,287,513
Diluted Common Shares	23,191,770	23,345,951	23,310,764	23,287,936

(1)
Includes the write-off of costs, totaling $5,039 relating to predevelopment projects which were abandoned in the fourth quarter of 2000.

THE MILLS CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001

		Initial Cost to Partnership (3)			Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition, Building, Equipment and Land Improvements
Description (1)	Encumberances (2)	Land	Building, Equipment and Improvements		Land and Improvements	Building, Equipment and Improvements(4)	Total (6)(7)	Accumulated Depreciation (5)(8)	Year Acquired
Mills
Franklin Mills	$127,102	$15,333	$—	$177,794	$31,315	$161,812	$193,127	$56,370	1986
Franklin Mills Residual	—	4,779	—	(4,275)	504	—	504	—	1986
Gurnee Mills	164,043	23,770	—	188,575	40,618	171,727	212,345	63,836	1988
Potomac Mills	188,895	8,486	—	163,739	41,173	131,052	172,225	56,660	1983
Sawgrass Mills	284,018	13,750	—	172,764	18,293	168,221	186,514	51,282	1986
The Oasis at Sawgrass (9)	51,821	9,417	52,816	—	9,417	52,816	62,233	3,924	2001
Community Centers
Liberty Plaza	9,556	9,335	14,456	9,686	8,975	24,502	33,477	3,588	1994
Concord Mills Marketplace	13,119	4,387	691	—	4,387	691	5,078	24	2001
Net Lease Properties	104,000	32,938	81,054	1,564	32,266	83,290	115,556	2,745	2000
Construction in progress, development, and pre-construction costs	—	—	—	70,702	—	70,702	70,702	—	Various
Corporate	69,752	6,276	2,769	16,995	6,266	19,774	26,040	12,254	Various
Mainstreet Retail	11,588	—	484	402	—	885	885	602	1995

Totals	$1,023,894	$128,471	$152,270	$797,946	$193,214	$885,472	$1,078,686	$251,285

THE MILLS CORPORATION
NOTES TO SCHEDULE III
December 31, 2001

(1)
The Company owns super-regional, retail and entertainment-oriented centers ("Mills"), community shopping centers ("Community Centers") and a portfolio of 46 single tenant net lease properties ("Net Lease Properties") at various locations throughout the United States. The geographic locations of the Mills, the Community Centers, and the Net Lease Properties are as follows:

Property Name	Location
MILLS:
Franklin Mills	Philadelphia, PA
Franklin Mills—Residual	Philadelphia, PA
Gurnee Mills	Gurnee, IL (Chicago)
Potomac Mills	Woodbridge, VA (Washington, DC)
Sawgrass Mills	Sunrise, FL (Ft. Lauderdale)
Sawgrass Mills—Phase II	Sunrise, FL (Ft. Lauderdale)
The Oasis at Sawgrass	Sunrise, FL (Ft. Lauderdale)
COMMUNITY CENTERS:
Concord Mills Marketplace	Concord, NC (Charlotte)
Liberty Plaza	Philadelphia, PA
NET LEASE PROPERTIES	Various (throughout the United States)
(2)
See description of mortgage, notes and loans payable in Note 8 of the Notes to the Consolidated Financial Statements.

(3)
Initial cost of properties is the cost basis at the end of the calendar year for the year the asset was placed in service.

(4)
In 1991, the City of Sunrise, Florida issued municipal bonds in the amount of $24,730 and reimbursed the limited partnership that owns Sawgrass Mills for costs of public works which amounted to approximately $21,000. Costs previously capitalized to income producing property were reduced upon reimbursement.

(5)
Depreciation is computed based upon the following estimated lives:

Building and improvements	40 years
Land improvements	20 years
Equipment	7 years
Tenant improvements	Lesser of life of asset or life of lease
(6)
The aggregate cost of land, land held for sale, buildings, improvements, equipment and tenant improvement for federal income tax basis is $1,022,996 (unaudited) at December 31, 2001.

(7)
Reconciliation of real estate and development assets, excluding investment in unconsolidated joint ventures and accumulated depreciation:

	2001	2000	1999
Balance at January 1	$1,008,508	$976,574	$940,842
Acquisitions	126,156	175,816	50,226
Retirements/Disposed Properties	(6,085)	(136,359)	(2,435)
Other	(49,893)	(7,523)	(12,059)

Balance at December 31	$1,078,686	$1,008,508	$976,574

(8)
Reconciliation of accumulated depreciation:

	2001	2000	1999
Balance at January 1	$222,910	$239,484	$214,766
Additions charged to costs and expenses	26,900	26,598	25,130
Acquisition	3,605	—	—
Removal of accumulated depreciation	(2,130)	(43,172)	(412)

Balance at December 31	$251,285	$222,910	$239,484

(9)
The cost basis of The Oasis at Sawgrass as of the date it was placed in service was $39,980. In October 2001, the Company acquired from Kan Am the 50% joint venture interest in The Oasis at Sawgrass that it did not previously own by issuing 1,245,000 units in the Operating Partnership.

QuickLinks

THE MILLS CORPORATION Annual Report on Form 10-K December 31, 2001 TABLE OF CONTENTS
PART I
  Item 1. Business
MILLS UNDER CONSTRUCTION
RISK FACTORS
  Item 2. Properties
SUMMARY OF PROPERTIES
SUMMARY OF PROPERTIES, Continued
SUMMARY OF PROPERTIES, Continued
PROPERTY OPERATING INCOME (UNAUDITED, IN THOUSANDS)
LEASE EXPIRATION SCHEDULES (1) Wholly-Owned Properties
LEASE EXPIRATION SCHEDULES (Continued) (1) Unconsolidated Joint Ventures
RENTAL RATES (1)
AVERAGE RENTS
SPECIALTY STORE TENANT REPORTED SALES ANALYSIS
CAPITAL EXPENDITURES—EXISTING MILLS, BLOCK AND COMMUNITY CENTERS COMBINED (1) (2) (3)
CAPITAL EXPENDITURES (Continued)—EXISTING MILLS AND BLOCK (1) (2)
CAPITAL EXPENDITURES (Continued)—COMMUNITY CENTERS (1)
SUMMARY OF OUTSTANDING CONSOLIDATED INDEBTEDNESS (Dollars in thousands)
SUMMARY OF OUTSTANDING UNCONSOLIDATED INDEBTEDNESS (Dollars in thousands)
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
THE MILLS CORPORATION SELECTED CONSOLIDATED FINANCIAL DATA (In thousands, except per share data)
THE MILLS CORPORATION SELECTED CONSOLIDATED FINANCIAL DATA (Continued) (In thousands, except per share data and number of properties)
THE MILLS CORPORATION
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Transactions with Related Parties
PART IV
  Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
REPORT OF INDEPENDENT AUDITORS
THE MILLS CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands)
THE MILLS CORPORATION CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
THE MILLS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
THE MILLS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share data)
THE MILLS CORPORATION SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2001
THE MILLS CORPORATION NOTES TO SCHEDULE III December 31, 2001