Form 10-Q
period 2002-03-31
MILLS CORP
filed 2002-05-14
CIK 914713

Use these links to rapidly review the document
THE MILLS CORPORATION FORM 10-Q INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

38,206,339 shares of Common Stock
$.01 par value, as of May 13, 2002

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

  Forward-looking statements, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "would be" or "continue" or the negative thereof or other variations thereon or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends, and uncertainties are the general economic climate; the supply and demand for retail properties; interest rate levels; the availability to the Company of financing for its development projects; and other risks associated with the development, acquisition, and operation of retail properties, including risks associated with the development, acquisition, and operation of retail properties, including risks that the development of a project may not be completed on schedule, that the Company may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated, as well as those risks described to the Company's Form 10-K filed on March 28, 2002 with the Securities and Exchange Commission.

  The Company undertakes no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Income producing property:
Land and land improvements	$184,427	$184,396
Building and improvements	770,947	769,781
Furniture, fixtures and equipment	45,775	44,989
Less: Accumulated depreciation and amortization	(258,321)	(251,285)

Net income producing property	742,828	747,881
Land held for investment and/or sale	9,048	8,818
Construction in progress	77,548	70,702
Investment in unconsolidated joint ventures	386,669	341,819

Net real estate and development assets	1,216,093	1,169,220
Cash and cash equivalents	6,461	9,376
Restricted cash	22,062	30,133
Accounts receivable, net	35,774	30,921
Notes receivable	17,192	16,911
Deferred costs, net	63,284	66,622
Other assets	7,784	2,051

TOTAL ASSETS	$1,368,650	$1,325,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages, notes and loans payable	$1,036,040	$1,023,894
Accounts payable and other liabilities	58,830	72,510

	1,094,870	1,096,404

Minority interests	70,608	57,090
Series A cumulative convertible preferred stock	75,000	75,000
Common stock, $.01 par value, authorized 100,000 shares, 30,491 and 28,463 shares issued and outstanding in 2002 and 2001, respectively	305	285
Additional paid-in capital	567,041	533,374
Accumulated deficit	(429,900)	(424,639)
Accumulated other comprehensive loss	(3,165)	(5,107)
Deferred compensation	(6,109)	(7,173)

Total stockholders' equity	128,172	96,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,368,650	$1,325,234

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
REVENUES:
Minimum rent	$27,047	$25,820
Percentage rent	189	53
Recoveries from tenants	12,392	11,904
Other property revenue	3,612	2,430
Management fee income from unconsolidated joint ventures	2,512	2,795
Other fee income from unconsolidated joint ventures	1,232	3,416

Total operating revenues	46,984	46,418

EXPENSES:
Recoverable from tenants	10,680	9,897
Other operating	1,372	903
General and administrative	3,296	3,123
Depreciation and amortization	10,345	9,367

Total operating expenses	25,693	23,290

NET	21,291	23,128
OTHER INCOME AND EXPENSES:
Equity in earnings of unconsolidated joint ventures before extraordinary items	6,151	1,111
Interest income	1,235	836
Interest expense, net	(13,107)	(15,007)
Other income (expense)	30	(1,907)

INCOME BEFORE EXTRAORDINARY ITEMS AND MINORITY INTERESTS	15,600	8,161
Extraordinary losses on debt extinguishments	—	(16,157)

INCOME (LOSS) BEFORE MINORITY INTERESTS	15,600	(7,996)
Minority interests	(5,703)	3,218

NET INCOME (LOSS)	$9,897	$(4,778)

EARNINGS (LOSS) PER COMMON SHARE — BASIC
Income before extraordinary items, net of minority interests	$0.34	$0.21
Extraordinary losses on debt extinguishments, net of minority interests	—	(0.41)

Net income (loss) per share	$0.34	$(0.20)

EARNINGS (LOSS) PER COMMON SHARE — DILUTED
Income before extraordinary items, net of minority interests	$0.33	$0.21
Extraordinary loss on debt extinguishment, net of minority interests	—	(0.41)

Net income (loss) per share	$0.33	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	28,992	23,396

Diluted	29,853	23,647

DIVIDENDS PER SHARE DECLARED	$0.5475	$0.5325

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF STOCK HOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(In Thousands)

	COMMON STOCK					ACCUMULATED OTHER COMPREHENSIVE LOSS
			ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	DEFERRED COMPENSATION			TOTAL COMPREHENSIVE INCOME
	SHARES	AMOUNT					TOTAL
Balances, December 31, 2001 (audited)	28,463	$285	$533,374	$(424,639)	$(7,173)	$(5,107)	$96,740	$—
Restricted stock incentive program	7	—	—	—	—	—	—	—
Amortization of restricted stock incentive program	—	—	—	—	1,064	—	1,064	—
Exercise of stock options	203	2	3,302	—	—	—	3,304	—
Sale of common stock, net of expenses	1,818	18	46,998	—	—	—	47,016	—
Change in intrinsic value of cash flow hedges during the period	—	—	—	—	—	1,942	1,942	1,942
Dividends declared	—	—	—	(15,158)	—	—	(15,158)	—
Adjustment to minority interests	—	—	(16,633)	—	—	—	(16,633)	—
Net income	—	—	—	9,897	—	—	9,897	9,897

Balances, March 31, 2002 (unaudited)	30,491	$305	$567,041	$(429,900)	$(6,109)	$(3,165)	$128,172	$11,839

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before minority interests	$15,600	$(7,996)
Adjustments to reconcile income (loss) before minority interests to net cash provided by operating activities:
Net accretion of note receivable	(105)	(137)
Depreciation and amortization	10,345	9,367
Amortization of finance costs	1,112	648
Write-off of abandoned projects	—	2,742
Provision for losses on accounts receivable	127	243
Equity in earnings of unconsolidated joint ventures before extraordinary items	(6,151)	(1,111)
Amortization of restricted stock incentive program	1,064	937
Extraordinary losses on debt extinguishments	—	16,157
Other changes in assets and liabilities:
Accounts receivable	(2,586)	2,493
Notes receivable	33	230
Other assets	(4,733)	(4,256)
Accounts payable and other liabilities	(5,519)	(12,536)

Net cash provided by operating activities	9,187	6,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and development assets	(59,900)	(34,913)
Distributions received from unconsolidated joint ventures	9,114	6,341
Notes receivable	(209)	—
Deferred costs	(615)	(381)

Net cash used in investing activities	(51,610)	(28,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable	43,500	378,114
Repayments of mortgages, notes and loans payable	(31,356)	(309,421)
Refinancing costs	—	(22,881)
Decrease (increase) in restricted cash	1,020	(3,874)
Proceeds from exercise of stock options	3,304	—
Proceeds from public offering of common stock, net	47,016	—
Dividends paid	(15,158)	(12,166)
Distributions to minority interests	(8,818)	(8,191)

Net cash provided by financing activities	39,508	21,581

Net decrease in cash and cash equivalents	(2,915)	(591)
Cash and cash equivalents, beginning of period	9,376	10,447

Cash and cash equivalents, end of period	$6,461	$9,856

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$15,279	$13,536

See Accompanying Notes to Consolidated Financial Statements.

MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Dollars In Thousands except per share data)

1. ORGANIZATION

        The Mills Corporation (the "Company") is a fully integrated, self-managed real estate investment trust ("REIT").

        The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns, a 1% interest as the sole general partner and a 63.48% interest as a limited partner as of March 31, 2002. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of super-regional, retail and entertainment-oriented centers (the "Mills" and "Block" projects), two community shopping centers and a portfolio of 46 single tenant net lease properties ("Net Lease Properties") at various locations throughout the United States. As of March 31, 2002, the Operating Partnership owns or holds an interest in the following Mills and Block projects and two community centers:

Arizona Mills	Tempe, AZ (Phoenix)
Arundel Mills	Anne Arundel County, MD (Baltimore, MD/Washington, DC)
Concord Mills	Concord, NC (Charlotte)
Discover Mills	Gwinnett County, GA (Atlanta)
Franklin Mills	Philadelphia, PA
Grapevine Mills	Grapevine, TX (Dallas/Forth Worth)
Gurnee Mills	Gurnee, IL (Chicago)
Katy Mills	Katy, TX (Houston)
Ontario Mills	Ontario, CA (Los Angeles)
Opry Mills	Nashville, TN
Potomac Mills	Woodbridge, VA (Washington, DC)
Sawgrass Mills and The Oasis at Sawgrass	Sunrise, FL (Ft. Lauderdale)
The Block at Orange	Orange, CA (Los Angeles)
COMMUNITY CENTERS
Concord Mills Marketplace	Concord, NC (Charlotte)
Liberty Plaza	Philadelphia, PA

        The Company is actively involved in the development or predevelopment of a number of projects, including Colorado Mills (Denver, CO), Madrid Xanadú (Madrid, Spain), St. Louis Mills (St. Louis, MO), Vaughan Mills (Toronto, Canada), Meadowlands Mills (Carlstadt, NJ) and San Francisco Piers 27-31 (San Francisco, CA).

        Additionally, the Operating Partnership owns MillsServices Corp. ("MSC"), a taxable REIT subsidiary formed in connection with the Company's initial public offering to provide development, management, leasing and financial services to entities in which the Company is not a significant investor. MSC also owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that owns 60% of FoodBrand L.L.C. ("FoodBrand"), the Company's food and beverage entity that was created in 1999 to master lease, manage and operate food courts and restaurants at the Company's malls.

        Prior to August 2001, the Operating Partnership owned 5% of the voting common stock and 99% of the non-voting preferred stock of MSC. Through its ownership of 99% of MSC's non-voting preferred stock, the Operating Partnership had the perpetual right to receive 99% of the economic benefits (i.e., cash flows) generated by MSC's operations. The Company provided all of the operating capital of MSC. The two individuals, who had contributed nominal amounts of equity of MSC for 95% of MSC's voting common shares and 1% of MSC's preferred stock, were officers and directors of both

MSC and the Company. These two individuals' interests were aligned with the interests of the Company's management. Also, all of MSC's Board members are also Board members of the Company. All of these factors resulted in the Company having a controlling financial interest in MSC, and accordingly, the operations of MSC were consolidated by the Company. In August 2001, the Operating Partnership acquired the 95% of MSC's voting common stock and 1% of MSC's non-voting preferred stock that it did not already own for fair market value, totaling $170.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's audited financial statements and related footnotes, included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

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

        Income producing properties are individually evaluated for impairment when various conditions exist that may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a property are less than its historical net cost basis. Upon determination that a permanent impairment has occurred, the Company records an impariment charge equal to the excess of historical cost basis over fair value. In addition, the Company writes off costs related to predevelopment projects when it determines that it will no longer pursue the project.

        Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and improvements	40 years
Land improvements	20 years
Furniture, fixtures and equipment	7 years

        Total depreciation expense was $7,040 and $6,824 for the three months ended March 31, 2002 and 2001, respectively.

        Total interest expense capitalized to real estate and development assets, including investments in unconsolidated joint ventures under development, was $8,367 and $5,425 for the three months ended March 31, 2002 and 2001 respectively.

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

        MSC, a wholly owned subsidiary of the Company, has entered into agreements with the unconsolidated joint ventures (see Note 4) to provide management, leasing, development and financing services for the joint venture properties. For management services, MSC is entitled to receive monthly a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate per square foot of space leased that is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the pre-development stage of the project and subsequently recognized ratably during the development period once a development agreement is executed. For financial services, MSC receives an agreed upon percentage of the total loan commitment which is recognized when a construction loan or permanent loan is executed by the lender. Costs incurred to provide leasing, development and financial services are capitalized when incurred and subsequently expensed as the fee is earned. Other fee income from unconsolidated joint ventures reflects the fees earned from providing leasing, development and financing services, net of the costs incurred to provide these services and the elimination of intercompany profits.

USE OF ESTIMATES

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

        Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the current year presentation.

3. OTHER INCOME (EXPENSE)

        Other income (expense) consists of land sale gains and abandoned project costs. For the three months ended March 31, 2001, other income (expense) also includes the operating margins and start-up costs associated with the Company's FoodBrand operations. In October 2001, the Company sold a 40% interest in FoodBrand to privately-held Panda Restaurant Group at which time the Company began accounting for its interest in FoodBrand using the equity method (Note 4). The Company retained the FoodBrand at Franklin Mills, operations which are included in other income (expense) for both of the periods presented below.

	Three Months Ended March 31,
	2002	2001
Revenues	$850	$8,204
Expenses	(820)	(7,552)
Abandoned projects	—	(2,742)
Other	—	183

	$30	$(1,907)

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        The Company owns certain operating properties and properties under development through joint ventures (each a "Joint Venture" property) in which the Company is a co-general and co-managing partner. The Company also holds investments in certain retail joint ventures through MEI and a 60% interest in FoodBrand. The Company does not consider itself to be in control of joint ventures when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures under the equity method.

        The Company calculates the equity in income or loss earned from its unconsolidated joint ventures based on its estimate of each partner's economic ownership which is estimated based on anticipated stabilized cash flows as they would be allocated to each partner based on how cash flow is distributed. Generally, under the terms of the respective joint venture agreements, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances (including cumulative unpaid preferences) and thereafter in accordance with residual sharing percentages specified in the joint venture agreement. Cash flow from capital events (including refinancing and asset sales) is allocated first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages. The Company's residual sharing and capital contribution percentages for each Joint Venture property at March 31, 2002, is as follows:

Joint Venture	Residual Sharing Percentage(2)	Capital Contribution Percentage(2)
Arizona Mills	36.8%	36.8%
Arundel Mills	37.5%	25.0%
Colorado Mills	56.3%	37.5%
Concord Mills	37.5%	25.0%
Discover Mills	50.0%	—
Grapevine Mills	37.5%	25.0%
Katy Mills	62.5%	25.0%
Meadowlands Mills(1)	66.7%	33.0%
Ontario Mills	50.0%	25.0%
Opry Mills	66.7%	66.7%
The Block at Orange	50.0%	—
Vaughan Mills	50.0%	50.0%
(1)
The Company's residual sharing percentage for Meadowlands Mills will be 53.3% when the conditions to delivery of the executed joint venture documents from escrow have been satisfied.

(2)
On April 30, 2002, the Company reached a definitive agreement to purchase the joint venture interests in Arizona Mills, Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills held by the Company's joint venture partner, Simon Property Group (See Note 10). Upon consummation of this transaction, the Company's residual sharing percentages and capital contribution percentages will increase for each of these joint ventures.

        Pursuant to the joint venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. The Company has guaranteed repayment of $286,158 of Joint Venture debt, generally until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District ("City"). The remaining aggregate amount of the special tax assessment is approximately $12,405 and will be collected over the remaining 19-year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

        The Company's real estate joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners. Additionally, there are provisions whereby the Company has guaranteed our partners preference during the construction period. The Company generally guarantees a 9% preferred return on Kan Am's equity balance in an unconsolidated Joint Venture until permanent financing is obtained. In the case of Meadowlands Mills, Kan Am has the right to redeem its interest in the Meadowlands Mills Joint Venture if a construction loan is not obtained by June 2003. Beginning on the "project commencement date," which is a date on which certain material contingencies have been satisfied, the Company will guarantee the return of Kan Am's capital contribution to the Meadowlands Mills Joint Venture upon exercise of Kan Am's redemption right, which was $24,000 at March 31, 2002.

        Condensed balance sheets at March 31, 2002 and December 31, 2001 and condensed results of operations for the three months ended March 31, 2002 and 2001 are presented below for all unconsolidated Joint Ventures including investments in certain retail joint ventures held by MEI and a 60% interest in FoodBrand.

	March 31, 2002	December 31, 2001
ASSETS:
Income producing property	$1,323,077	$1,350,719
Construction in progress	289,261	250,271
Cash and cash equivalents	64,444	61,821
Restricted cash	11,283	12,780
Notes receivable	27,981	28,045
Deferred costs, net	400,257	410,873
Other	72,051	69,492

	$2,188,354	$2,184,001

LIABILITIES AND PARTNERS' EQUITY:
Debt	$1,448,732	$1,422,130
Other liabilities	97,933	124,942
Operating Partnership's accumulated equity	325,149	287,377
Joint venture partners' accumulated equity	316,540	349,552

	$2,188,354	$2,184,001

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

        In March 2002, the Colorado Mills joint venture entered into a construction loan commitment of $160,000 which is entirely guaranteed by the Company. The loan proceeds are being used to finance the construction and lease-up of Colorado Mills. The loan bears interest at LIBOR plus 225 basis points and matures in March 2005 with two, one-year extension periods provided no events of default exist at the time of extension and a non-refundable extension fee of 30 basis points for each extension is paid. In conjunction with this loan, the Colorado Mills Joint Venture also obtained a $10,000 letter of credit from the lender.

	Three Months Ended March 31,
	2002	2001
REVENUES:
Minimum rent	$46,975	$43,622
Percentage rent	369	669
Recoveries from tenants	17,968	17,075
Other property revenue	4,068	3,715

Total operating revenues	69,380	65,081

EXPENSES:
Recoverable from tenants	16,100	15,435
Other operating	3,998	4,273
Depreciation and amortization	24,331	21,795

Total operating expenses	44,429	41,503

NET	24,951	23,578
OTHER INCOME AND EXPENSE:
Interest income	785	1,345
Interest expense, net	(21,243)	(22,919)
Other income (expense)	1,054	447

INCOME BEFORE GAIN ON LAND SALES	5,547	2,451
Gain on land sales	4,740	—

NET INCOME	$10,287	$2,451

OPERATING PARTNERSHIP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	$6,151	$1,111

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

5. FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

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

        Interest rate hedges that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated Joint Ventures (for Joint Venture hedges) with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income to the extent of the effective portion of the risk being hedged. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income. Changes in fair value representing (a) the ineffectiveness of the hedging relationship and (b) any other component of fair value not related to the risk being hedged are recorded through earnings. Some derivative instruments are associated with the hedge of an anticipated transaction. Over time, the unrealized gains/losses held in accumulated other comprehensive income (loss) will be recognized in earnings consistent with when the hedged items are recognized in earnings. Within the next twelve months, the Company expects to reclassify $87 to earnings as a reduction in interest expense and its unconsolidated joint ventures expect to reclassify $4,540 to earnings as interest expense to interest expense from the current balance held in accumulated other comprehensive loss, of which the Company's pro-rata share is $2,880.

        In conjunction with the Company's policy to reduce interest rate risk, the Company and the unconsolidated Joint Ventures have entered into the following interest rate swaps and collar agreements to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The collar effectively locks LIBOR within a range from 6.275% to 7.0% and the Company's swaps require the Company to receive LIBOR and pay a fixed rate. The terms of the derivative instruments, a reconciliation of their fair value and adjustment to accumulated other comprehensive loss, are as follows:

		Joint Ventures
	Sawgrass Mills Mezzanine	Opry Mills	The Block at Orange	Discover Mills
Hedge Type	Cash Flow	Cash Flow	Cash Flow	Cash Flow
Description	Swap	Collar	Swap	Swap
Notional Amount	$37,000	$170,000	$135,000	$126,700
Interest Rate	2.84%	6.275% to 7.0%	5.35%	2.91%
Maturity Date	6/7/03	9/29/02	5/1/06	6/1/03
Accumulated other comprehensive loss at 12/31/01	$(82)	$(5,979)	$(3,861)	$(441)
Change in fair value during the three months ended 3/31/02	184	1,836	1,563	634

Accumulated other comprehensive income (loss) at 3/31/02	$102	$(4,143)	$(2,298)	$193

        The Company's pro-rata share of accumulated other comprehensive loss after minority interest at March 31, 2002 is $3,165. The Company's comprehensive income for the three months ended March 31, 2002 was $11,839.

6. DIVIDENDS DECLARED

        On February 19, 2002, the Company declared a dividend of $0.5475 per share which was paid on May 1, 2002 to stockholders of record as of April 19, 2002.

7. CAPITAL STOCK

AUTHORIZED AND OUTSTANDING CAPITAL

        At March 31, 2002 and December 31, 2001, the total number of shares authorized and outstanding were as follows:

	March 31, 2002		December 31, 2001
	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $0.01 par value	100,000,000	30,491,302	100,000,000	28,462,926
Non-voting common stock $0.01 par value	50,000,000	—	50,000,000	—
Series A preferred stock, $0.01 par value	20,000,000	750,000	20,000,000	750,000

SALE OF COMMON STOCK

        On February 28, 2002, the Company sold an aggregate of 1,818,179 shares of common stock in two concurrent offerings at an initial purchase price of $27.50 per share. The net proceeds of both offerings, which totaled approximately $47,016 after discounts and expenses, were used to reduce the outstanding indebtedness under the Company's unsecured revolving loan.

EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share as of the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
Numerator for basic earnings per share	$9,877	$(4,769)

Numerator for diluted earnings per share	$9,983	$(4,790)

Denominator:
Denominator for basic earnings per share — weighted average shares	29,153	23,505
Unvested Restricted Stock Awards — weighted average shares	(161)	(109)

Denominator for basic earnings per share — adjusted weighted average shares	28,992	23,396
Effect of dilutive securities:
Employee stock options and restricted stock awards	861	251

Denominator for diluted earnings per share — adjusted weighted average shares	29,853	23,647

Basic earnings per share	$0.34	$(0.20)

Diluted earnings per share	$0.33	$(0.20)

8. MINORITY INTERESTS

        Minority interests represent the interests of the unitholders in the Operating Partnership not held by the Company. The minority interest is adjusted at each period end to reflect the ownership percentage at that particular time. The minority interest was 35.52% and 37.11% at March 31, 2002 and December 31, 2001, respectively.

        Limited partnership units in the Operating Partnership (16,797,152 oustanding as of March 31, 2002 and December 31, 2001) that were not held by the Company are exchangeable for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect. The common shares that become exercisable under the Series A Warrant have not been considered in the computation of per share data, as they are anti-dilutive for all periods presented. Certain options outstanding were not included in the computation of diluted earnings per share because, in the case of options, restricted stock and stock appreciation rights the exercise price was higher than the average market price of common stock for the applicable periods and/or because the conditions which must be satisfied prior to issuance of any such shares were not achieved during the applicable periods, and therefore, the effect would be anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

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

        As of March 31, 2002, the Company had outstanding letters of credit totaling $483 which were provided to certain utility companies and The Ministry of Finance of the Province of Ontario Canada as security for certain performance criteria.

10. SUBSEQUENT EVENTS

        On April 30, 2002, the Company reached a definitive agreement to purchase the joint venture interests in all five Mills' assets held by its joint venture partner, Simon Property Group ("Simon") for $430,000, comprising of $175,000 in cash and the assumption of approximately $255,000 of allocable joint venture project debt. The agreement encompasses all of the joint venture interests that Simon owns in the Mills' properties. In conjunction with this transaction, Taubman Center, which holds a 36.8% interest in Arizona Mills, has notified the Company of its intent to acquire 50% of the Simon interest in Arizona Mills, consistent with their rights under the equity joint venture agreement. Additionally, Kan Am which currently has a partnership interest in four of the five assets has expressed a strong desire to purchase a portion of the Simon interests from Mills. The transaction is anticipated to close by May 31, 2002 and the Company will continue to account for its investment in the five joint ventures under the equity method as the Company will not obtain control of the assets as a result of this acquisition.

        All of the acquired interests are in operating assets, and as follows (noting the percent interest to be acquired by the Company):
        •        Ontario Mills, Los Angeles, CA (25% interest from Simon)
        •        Grapevine Mills, Dallas, TX (37.5% interst from Simon)
        •        Arizona Mills, Phoenix, AZ (13.2% interest from Simon)
        •        Concord Mills, Charlotte, NC (37.5% interest from Simon)
        •        Arundel Mills, Baltimore, MD—Washington D.C. (37.5% interest from Simon)

        On May 6, 2002, the Company sold 7,500,000 shares of common stock. The net proceeds of the offering, which totaled approximately $202,120 after discounts and expenses, were initially used to reduce the Company's outstanding indebtedness under the revolving loan and will be used as working capital until May 31, 2002 at which time the net proceeds and funds from the revolving loan will be used to acquire all of the joint venture interests that Simon owns in the Company's properties.

11. NEW ACCOUNTING PRONOUNCEMENT

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds FASB Statement No. 44, "Accounting for Intangible Assets or Motor Carriers," and amends FASB Statement No. 13, "Accounting for Leases." Finally SFAS No. 145 amends other exisiting authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company expects that the impact of adopting SFAS No. 145 will result in restating prior year extraordinary losses from extinguishment of debt so that they are reflected as part of ordinary income. The Company does not expect that any other provisions of SFAS No. 145 will materially impact the Company subsequent to adoption.

THE MILLS CORPORATION
(Unaudited)

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Except as otherwise required by the context, references in this Form 10-Q to "we," "us," "our" and the "Company" refer to The Mills Corporation and its direct and indirect subsidiaries, including The Mills Limited Partnership, and references in this Form 10-Q to the "Operating Partnership" refer to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner. The following discussion and analysis of financial condition should be read in conjunction with the Company's unaudited financial statements for the three months ended March 31, 2002 and 2001 and the audited Consolidated Financial Statements of the Company and Notes thereto for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002. Historical results set forth in the Consolidated Financial Statements are not necessarily indicative of the future financial position and results of operations of the Company.

        The Mills Corporation is a fully integrated, self managed real estate investment trust that conducts all of its business through the Operating Partnership, in which we own a 1% interest as the sole general partner and a 63.48% interest as a limited partner as of March 31, 2002. Through the Operating Partnership, we are engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of a portfolio consisting of twelve super-regional, retail and entertainment-oriented centers, one urban entertainment/retail project, two community centers, and a portfolio of forty-six single tenant net lease properties ("Net Lease Properties"). Additionally, the Operating Partnership owns MillsServices Corp. ("MSC"), which was formed to provide development, management, leasing and financial services to entities owned by affiliates of the Company. MSC owns 100% of Mills Enterprises, Inc., an entity that now owns 60% of FoodBrand L.L.C., the Company's food and beverage entity created in 1999 to master lease, manage and operate food courts and restaurants at the Company's malls.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to real estate and development assets, revenue recognition in conjunction with providing development, leasing and management services and equity in earnings of unconsolidated joint ventures. A summary of the Company's accounting policies and procedures are included in footnote 2 of the December 31, 2001 consolidated financial statements and notes thereto. Management believes the following critical accounting policies among others affect its more significant judgment of estimates used in the preparation of its consolidated financial statements.

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

        MSC has entered into agreements with the joint ventures to provide management, leasing, development and financial services for the joint venture properties. For management services, MSC is entitled to a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate monthly per square foot of space leased that is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the predevelopment stage of the project and subsequently recognized ratably during the development period once a development agreement is executed. For financial services, MSC receives an agreed upon percentage of the total loan commitment which is recognized when a construction loan or permanent loan is executed by the lender. Costs incurred to provide leasing, development and financial services are capitalized when incurred and subsequently expensed as the fee is earned. Other fee income from unconsolidated joint ventures reflects the fees earned from providing leasing, development and financing services, net of the estimated costs incurred to provide these services.

Investment in Unconsolidated Joint Ventures

        The Company does not consider itself to be in control of joint ventures when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures under the equity method.

        The Company calculates the equity in income or loss earned from its unconsolidated joint ventures based on its estimate of each partner's economic ownership which is estimated based on anticipated stabilized cashflows as they would be allocated to each partner based on how cash flow is distributed. Generally, under the terms of the respective partnership agreements, net ordinary cashflow is distributed to each partner first to pay preferences on unreturned capital balances (including cumulative unpaid preferences) and thereafter in accordance with residual sharing percentages. Cashflow from capital events (including refinancing and asset sales) is allocated first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages.

Financial Overview

        Fluctuations in the Company's results of operations from period to period are partially affected by acquisitions, dispositions, new assets placed in service, and other business transactions generated from the Company's pursuit to develop new shopping centers, expand existing shopping centers, and build on other retail alternatives that leverage the Company's existing portfolio. The following is a summary of new shopping center openings, acquisitions and dispositions for the three months ended March 31, 2002 and 2001.

        For the three months ended March 31, 2002, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of four wholly-owned shopping centers, including the Oasis at Sawgrass, two community centers, including Concord Mills Marketplace which opened in October 2001, the equity in earnings of nine unconsolidated joint ventures, including Discover Mills which opened in November 2001, 46 Net Lease Properties and the operations of MSC which accounts for its interest in FoodBrand using the equity method.

        In November 2001, the Operating Partnership acquired Kan Am's interest in Mills—Kan Am Sawgrass Phase 3 Limited Partnership (the joint venture that owns The Oasis at Sawgrass), in exchange for 1,245,000 limited partnership units of the Operating Partnership. As a result of this transaction the Company owns 100% of The Oasis at Sawgrass. Additionally, in October 2001, the Company sold a 40% interest in FoodBrand L.L.C., to privately-held Panda Restaurant Group ("Panda").

        For the three months ended March 31, 2001, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of the Company's four wholly-owned shopping centers, the equity in earnings of nine unconsolidated joint ventures, including The Oasis at Sawgrass, 46 Net Leased Properties which were acquired in September and October 2000 and the operations of MSC which consolidated the FoodBrand operations prior to the sale of a 40% interest to Panda in October 2001.

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001

        Minimum rent for the three months ended March 31, 2002 increased by $1.2 million (4.8%) as compared with the three months ended March 31, 2001. The increase was primarily due to the acquisition of The Oasis at Sawgrass in October 2001 and the opening of Concord Mills Marketplace in October 2001 which contributed $1.4 million and $0.3 million towards the increase, respectively. Excluding the impact of The Oasis at Sawgrass acquisition and grand opening of Concord Mills Marketplace, minimum rents decreased $0.5 million due to a decrease in occupancy.

        Recoveries from tenants for the three months ended March 31, 2002 increased $0.5 million (4.1%) as compared to the three months ended March 31, 2001. The increase primarily reflects the acquisition of The Oasis at Sawgrass and an increase in property tax recoveries at Sawgrass Mills due to an increase in real estate taxes resulting from a property tax reassessment in mid-year 2001.

        Other property revenue for the three months ended March 31, 2002 increased $1.2 million (48.6%) as compared with the three months ended March 31, 2001. The increase was due primarily to termination income and the Company's Mainstreet pushcart program.

        Other fee income from unconsolidated joint ventures decreased $2.2 million or 63.9% to $1.2 million for the three months ended March 31, 2002 as compared to $3.4 million for the same period in 2001. The decrease is due to the timing of development activity at Discover Mills, Colorado Mills and Madrid Xanadu. Additionally, higher financing fees were earned in 2001 from obtaining a construction loan for Discover Mills when compared to the fee earned in 2002 from obtaining a construction loan for Colorado Mills.

        Recoverable expenses increased $0.8 million or 7.9% to $10.7 million for the three months ended March 31, 2002 as compared to $9.9 million for the three months ended March 31, 2001. The increase is primarily due to the acquisition of The Oasis at Sawgrass in October 2001 which contributed $0.6 million of the increase in addition to higher real estate taxes at Sawgrass Mills as a result of a property tax reassessment in mid-year 2001.

        Other operating expenses for the three months ended March 31, 2002 increased $0.5 million (51.9%) as compared with the three months ended March 31, 2001. The increase reflects operating expenses associated with the Company's pushcart program as a result of opening Discover Mills in November 2001 and a higher landlord contribution towards Franklin Mills and Gurnee Mills advertising budget. These increases were partially offset by lower bad debts.

        General and administrative expenses for the three months ended March 31, 2002 increased $0.2 million (5.5%) as compared to the three months ended March 31, 2001. The increase was due to higher payroll costs as a result of additional staffing required because of the Company's growth and higher travel costs associated with the Company's international development program.

        Depreciation and amortization increased $1.0 million or 10.4% to $10.4 million for the three months ended March 31, 2002 as compared to $9.4 million for the three months ended March 31, 2001. The increase is due to the acquisition of The Oasis at Sawgrass. The increase also reflects depreciation and amortization of capital improvements made subsequent to March 31, 2001, offset by the de-consolidation of Foodbrand as a result of selling a 40% interest in FoodBrand to Panda Restaurant Group.

        Equity in earnings of unconsolidated joint ventures for the three months ended March 31, 2002 increased $5.0 million as compared with the three months ended March 31, 2001. The increase is due primarily to land sales of $4.5 million, lower other operating expenses at Ontario due to the settlement of a lawsuit in 2001, lower interest expense incurred by Katy Mills and Concord Mills due to a reduction in the LIBOR rate and a full quarter results from Discover Mills as a result of its opening in November 2001.

        Interest income for the three months ended March 31, 2002 increased $0.4 million (47.7%) as compared to the three months ended March 31, 2001. The increase was due to interest earned on increased advances to joint ventures including Meadowland Mills and Katy Mills in addition to interest earned on tax incremental financing bonds acquired from the City of Hazelwood, Missouri in May 2001 in conjunction with the future development of St. Louis Mills. The aggregate face amount of the bonds is approximately $7.8 million.

        Interest expense, net decreased $1.9 million to $13.1 million or 12.7% for the three months ended March 31, 2002 as compared to $15.0 million for the three months ended March 31, 2001. The decrease is due to a lower LIBOR rate in 2002 and lower interest expense on the revolving line of credit due to a reduction in the line balance resulting from equity offerings that occurred in August 2001 and February 2002. Additionally, interest expense on the Company's term loan was lower due to a $5.0 million paydown in June 2001 and capitalized interest was higher due to the Company's significant development pipeline when compared to the quarter ended 2001. These decreases were partially offset by a higher interest rate and higher loan balance for the Potomac/Gurnee mortgage loan which was refinanced in February 2001.

        Other income (expense) was minimal for the three months ended March 31, 2002 when compared to a loss of $1.9 million for the three months ended March 31, 2001. The increase in other income is primarily due to the March 2001 write-off of the Company's investment in its mid-town Atlanta entertainment and retail project totaling $2.7 million which was partially offset by FoodBrand operations during the quarter ended March 31, 2001. In October 2001, the Company sold a 40% interest in FoodBrand to Panda Restaurant Group. The Company retained the FoodBrand at Franklin Mills operations which contributed to other income for the three months ended March 31, 2002.

        Extraordinary losses on debt extinguishment for the three months ended March 31, 2002 decreased $16.2 million as compared to the three months ended March 31, 2001. The decrease reflects the extraordinary loss in 2001 from the refinancing of the Potomac Mills/Gurnee Mills mortgage. No losses were recognized in 2002.

Unconsolidated Joint Ventures

        The Company conducts its business through its Operating Partnership, wholly-owned subsidiaries and affiliates. The consolidated financial statements include accounts of the Company and all subsidiaries that the Company controls. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its investments by joint ventures under the equity method. Because a significant number of the the Company's shopping centers are operated by joint ventures, we have expanded management's discussion and analysis of financial condition and results of operations to discuss the results of operations of the unconsolidated joint ventures without regard to the Company's pro rata share of these operations. The table below provides the income statement of the unconsolidated joint ventures for the three months ended March 31, 2002 and 2001 and is followed by a discussion of the unconsolidated joint venture results of operations:

	Three Months Ended March 31,
	2002	2001
REVENUES:
Minimum rent	$46,975	$43,622
Percentage rent	369	669
Recoveries from tenants	17,968	17,075
Other property revenue	4,068	3,715

Total operating revenues	69,380	65,081

EXPENSES:
Recoverable from tenants	16,100	15,435
Other operating	3,998	4,273
Depreciation and amortization	24,331	21,795

Total operating expenses	44,429	41,503

NET	24,951	23,578
OTHER INCOME (EXPENSE):
Interest income	785	1,345
Interest expense, net	(21,243)	(22,919)
Other income (expense)	1,054	447

INCOME BEFORE GAIN ON LAND SALES	5,547	2,451
Gain on land sales	4,740	—

NET INCOME	$10,287	$2,451

OPERATING PARTNERSHIP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	$6,151	$1,111

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001 for unconsolidated joint ventures without regard to the Company's pro-rata share of these operations

        Minimum rent for the three months ended March 31, 2002 increased $3.4 million (7.7%) as compared with the three months ended March 31, 2001. The increase is due to the opening of Discover Mills in November 2001, new tenants added to Ontario Mills in late 2001 and higher occupancy at Arundel Mills. These increases were partially offset by the consolidation of The Oasis at Sawgrass as a result of the Company's acquisition of the remaining 50% interest in this property that it did not already own.

        Recoveries from tenants increased $0.9 million or 5.2% to $18.0 million for the three months ended March 31, 2002 as compared to $17.1 million for the three months ended March 31, 2001. The increase is due primarily to the opening of Discover Mills in November 2001, partially offset by the consolidation of The Oasis at Sawgrass following its acquisition in October 2001.

        Other property revenue increased $0.4 million or 9.5% to $4.1 million for the three months ended March 31, 2002 as compared to $3.7 million for the three months ended March 31, 2001. The increase is due to the opening of Discover Mills in November 2001, and higher termination income.

        Recoverable expenses from tenants for the three months ended March 31, 2002 increased $0.7 million (4.3%) as compared with the three months ended March 31, 2001. The increase is due primarily to the opening of Discover Mills in November 2001, partially offset by the consolidation of The Oasis at Sawgrass following its acquisition in October 2001.

        Other operating expenses decreased $0.3 million or 6.4% to $4.0 million for the three months ended March 31, 2002 as compared with the three months ended March 31, 2002. The decrease primarily reflects lower legal expenses at Ontario Mills due to a 2001 legal settlement, lower bad debts, and the consolidation of The Oasis at Sawgrass in 2002 following its acquisition in the fourth quarter of 2001.

        Depreciation and amortization for the three months ended March 31, 2002 increased $2.5 million (11.6%) as compared with the three months ended March 31, 2001. The increase reflects additional depreciation and amortization as a result of opening Discover Mills in November 2001 and new tenants added to Ontario Mills and Arundel Mills, partially offset by the consolidation of The Oasis at Sawgrass in 2002 following its acquisition in the fourth quarter of 2001.

        Interest income for the three months ended March 31, 2002 decreased $0.6 million (41.6%) as compared with the three months ended March 31, 2001 due to a decrease in interest rates and lower development cash balances.

        Interest expense, net decreased $1.7 million or 7.3% to $21.2 million for the three months ended March 31, 2002 as compared to $22.9 million for the three months ended March 31, 2001. The decrease primarily reflects lower LIBOR rates on floating rate debt and the consolidation of The Oasis at Sawgrass in 2002 following its acquisition in the fourth quarter of 2001. The decreases were partially offset by higher interest expense incurred as a result of opening Discover Mills in November 2001, lower capitalized interest on other joint venture development projects due to the timing of development in the first quarter of 2002 when compared to the first quarter of 2001.

        Other income (expense) increased $0.6 million to $1.1 million for the three months ended March 31, 2002 as compared to $0.4 million for the three months ended March 31, 2001. The increase was due to the deconsolidation of the FoodBrand operations in 2002 following the sale of a 40% interest to Panda Restaurant Group in the fourth quarter of 2001 and higher tax incremental financing income earned by Concord Mills, partially offset by the loss of tax incremental financing income earned by Katy Mills.

        Gain on land sales for the three months ended March 31, 2002 increased $4.7 million as compared with the three months ended March 31, 2001. The gain is due to the timing of land sales which ultimately closed in the first quarter of 2002.

  Acquisition of Additional Joint Venture Interests

        On April 30, 2002, we reached a definitive agreement to purchase the joint venture interests in all five Mills' assets held by our joint venture partner, Simon Property Group ("Simon") for $430 million, comprising of $175 million in cash and the assumption of approximately $255 million of allocable joint venture project debt. The agreement encompasses all of the joint venture interests that Simon owns in the Mills' properties. In conjunction with this transaction, Taubman Center, which holds a 36.8% interest in Arizona Mills, has notified us of its intent to acquire 50% of the Simon interest in Arizona Mills, consistent with their rights under the equity joint venture agreement. Additionally, Kan Am who currently has a partnership interest in four of the five assets has expressed a strong desire to purchase a portion of the Simon interest from us. The transaction is anticipated to close by May 31, 2002 and we will continue to account for our investment in the five joint ventures under the equity method as we will not obtain control of the assets as a result of this acquisition.

All of the acquired interests are in operating assets, and as follows (noting the percent interest to be acquired by the Company):
•	Ontario Mills, Los Angeles, CA (25% interest from Simon)
•	Grapevine Mills, Dallas, TX (37.5% interest from Simon)
•	Arizona Mills, Phoenix, AZ (13.2% interest from Simon)
•	Concord Mills, Charlotte, NC (37.5% interest from Simon)
•	Arundel Mills, Baltimore, MD—Washington D.C. (37.5% interest from Simon)

Cash Flows

        Net cash provided by operating activities increased by approximately $2.4 million (35.5%) to $9.2 million for the three months ended March 31, 2002 as compared to $6.8 million for the three months ended March 31, 2001. This increase resulted from increased operational income, partially offset by the timing of collecting accounts receivable and payments of accounts payable. Net cash used in investing activities increased by $22.7 million (78.3%) to $51.6 million for the three months ended March 31, 2002 as compared to $28.9 million for the three months ended March 31, 2001. The increase is primarily driven by the ramping up of our development of the Madrid Xanadu project currently under construction and anticipated to open May 2003, as well as increased development expenditures and contributions to the unconsolidated joint ventures for the development of Colorado Mills, Vaughan Mills, Meadowlands Mills, San Francisco Piers and St. Louis Mills. Net cash provided by financing activities increased by $17.9 million to $39.5 million for the three months ended March 31, 2002 as compared to $21.6 million for the three months ended March 31, 2001. The increase was due primarily to the secondary public offering of common stock in February 2002, a decrease in restricted cash balances and the exercise of stock options, partially offset by higher dividend distributions and lower excess proceeds from debt refinancings. During the first quarter of 2002, there were no debt refinancings as compared to the first quarter of 2001, during which the debt on Potomac Mills and Gurnee Mills was refinanced.

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

        FFO for the three months ended March 31, 2002 increased by $8.9 million (35.6%) to $34.1 million as compared to $25.2 million for the comparable period in 2001. FFO amounts (denoted in thousands) were calculated in accordance with NAREIT's definition of FFO and are summarized as follows:

	Three Months Ended March 31,
	2002	2001
Funds from operations calculation:
Income before extraordinary items and minority interests	$15,600	$8,161
Adjustments:
Add: Depreciation and amortization of real estate assets	9,497	8,515
Add: Real estate depreciation and amortization of unconsolidated Joint Ventures	9,005	8,478

Funds from operations	$34,102	$25,154

EBITDA

        Our EBITDA, defined as earnings of the Operating Partnership, before interest expense, taxes, depreciation, amortization and certain other non-cash extraordinary items (including gains or losses on sales of real estate assets), to interest expense coverage ratio (including our proportionate share of EBITDA and interest expense of unconsolidated joint ventures) for the trailing 12 months was 2.7 and 2.4 at March 31, 2002 and 2001, respectively. EBITDA to interest expense coverage ratio is provided as a supplemental measurement of our operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by us may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

        During the year ended December 31, 2001 and the three months ended March 31, 2002, the Company completed a number of capital transactions that significantly improved its balance sheet and overall liquidity. These transactions included several debt refinancings in addition to preferred and common stock issuances. For the 15 months ended March 31, 2002, the Company raised $275.1 million in incremental capital, not including $202.1 million that was raised in May 2002 from an additional stock issuance. Other balance sheet improvements, which includes the Company's share of joint venture operations and debt, are detailed below:

	Trailing 12 Months Ended March 31,
	2002	2001
Interest coverage ratio (earnings before interest taxes and depreciation to interest expense)	2.69	2.39
Total debt to market capitalization ratio	52.9%	65.3%
Total debt plus convertible preferred stock to market capitalization ratio	55.5%	65.3%
Weighted average maturity (in years)	5.5	5.2
Weighted average interest rate	6.8%	7.4%
Fixed rate debt percentage	81.9%	58.2%

        As of March 31, 2002, our balance of cash and cash equivalents was $6.5 million, excluding our proportionate share of cash held in unconsolidated joint ventures. In addition to our cash reserves as of March 31, 2002, we had $49.5 million available under our revolving loan.

        The following provides greater detail of the debt and equity transactions discussed above.

Debt Transactions

        In June 2000, the Company refinanced and increased its line of credit from $100 million to $125 million. The line of credit is comprised of two components. The first component is a $50 million term loan which is secured by the Operating Partnership's equity interest in Franklin Mills. The term loan requires two mandatory principal repayments, the first totaling $5 million which was paid in 2001 and permanently reduced the loan to $45 million. The second totaling $10 million, will be due on or before June 1, 2002. The loan matures in June 2003. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.25% at March 31, 2002. The second component of the Company's line of credit is a $75 million unsecured revolving loan, of which $25.5 million was drawn upon at March 31, 2002. The unsecured revolving loan is used to fund acquisitions, redevelopment activities and serves as a revolving working capital facility. The interest rate is payable at a variable rate with a variable margin, which was LIBOR plus 2.75% at March 31, 2002. The loan matures in June 2002. The Company is currently negotiating the refinancing of this unsecured revolving loan. We are currently trying to expand the unsecured portion of the revolving loan to approximately $150 million which we anticipate will be refinanced prior to its maturity on June 1, 2002.

        Pursuant to the line of credit, we are subject to certain performance measurements and restrictive covenants. We were in compliance with these covenants at March 31, 2002.

        At March 31, 2002, our consolidated debt was approximately $1.0 billion and our pro-rata share of unconsolidated joint venture debt was approximately $0.6 billion. Of the approximate $1.6 billion of combined debt (our consolidated debt and our share of gross unconsolidated joint venture debt), approximately $1.3 billion was fixed rate debt and $0.3 billion was variable rate debt. Scheduled principal repayments of our consolidated indebtedness and our pro-rata share of unconsolidated joint venture debt through 2006 is approximately $496.2 million with approximately $1.1 billion due thereafter. Additionally, the Company has guaranteed $322.9 million of total gross debt of which $286.2 million relates to joint venture debt. We and our joint venture partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or from equity issuances.

        In February 2001, we refinanced Potomac Mills and Gurnee Mills with a new non-recourse mortgage loan of $355.0 million. The loan bears interest at 7.46% over a 30-year amortization period with an anticipated balloon repayment in March 2011. We used the proceeds to repay a prior loan totaling approximately $271.0 million plus a prepayment penalty of approximately $13.4 million. We used the remaining proceeds to pay down the revolving loan and to fund our development equity requirements.

        In March 2002, the Colorado Mills joint venture entered into a construction loan commitment of approximately $160.0 million which is entirely guaranteed by the Company. The loan proceeds are being used to finance the construction and lease-up of Colorado Mills. The loan bears interest at LIBOR plus 2.25% and matures in March 2005 with two, one year extension periods. In conjunction with this loan, the Colorado Mills joint venture also obtained a $10.0 million letter of credit from the lender.

Equity Transactions

        Effective October 28, 1996, we filed a universal shelf registration statement on Form S-3 to offer up to $250 million of common stock, preferred stock and common stock warrants. In August 2001, pursuant to the shelf registration we sold 4,025,000 shares of common stock, in a public offering at an initial price of $24.00 per share. The net proceeds, totaling approximately $90.8 million after discounts and expenses, were used to reduce the outstanding indebtedness under our revolving loan and to fund our development pipeline. As of March 31, 2002, a balance of approximately $23.5 million of common stock, preferred stock and common stock warrants remain available to us for issuance pursuant to this shelf registration.

        Effective August 24, 2001, we filed a universal shelf registration statement on Form S-3 to offer an additional $300 million in common stock and common stock warrants. In February 2002, we sold an aggregate of 1,818,179 shares of common stock in two concurrent offerings at an initial price of $27.50 per share. The net proceeds totaling approximately $47.0 million after discounts and expenses, were used to reduce the outstanding indebtedness under our revolving loan. As of March 31, 2002, a balance of approximately $250 million remains available to the Company for issuance pursuant to this shelf registration.

        On May 6, 2002, we sold 7,500,000 shares of common stock. The net proceeds, totaling approximately $202.1 million after discounts and expenses, were initially used to reduce the Company's outstanding indebtedness under the revolving loan and will be used as working capital until May 31, 2002 at which time the net proceeds in addition to funds obtained from the revolving loan will be used to acquire all of the joint venture interests that Simon owns in the Mills properties.

        During April and May 2001, the Company sold shares of series A preferred stock totaling $75.0 million in a private placement. The series A preferred stock has an initial coupon of 10.5% with annual 50 basis point increase in each of the next two years, with significant increases after the third year. The series A preferred stock is convertible into the Company's common stock at a strike price of $25.00 per share. The series A preferred stock is callable by the Company after the first year at a specified premium and has no sinking fund requirements. The series A preferred stock is also subject to redemption at the option of the holders of series A preferred stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holders of the series A preferred stock have the right to require the Company to redeem all or a portion of the series A preferred stock for cash if (1) the Company ceases to qualify as a REIT, (2) there is a change in control, as defined in the securities purchase agreement, (3) a material event of noncompliance occurs, as defined in the securities purchase agreement, or (4) shares of the series A preferred stock remain issued and outstanding after April 30, 2006. The repurchase price will vary based on the event giving rise to the put right of the holders of the series A preferred stock and the time of occurrence. The Company contributed the proceeds to the Operating Partnership in exchange for preferred units. The preferred units are subject to the same terms and conditions as the series A preferred stock. The net proceeds, which totaled $69.3 million after discounts and expenses, were used to pay down the Company's revolving loan and to fund the Company's development equity requirements. Due to the redemption features of the series A preferred stock, the Company has accounted for the dividends on the series A preferred stock as interest expense.

        In connection with the issuance of the series A preferred stock, we granted the holder a warrant to purchase our common stock at $25.00 per share. The number of common shares that become exercisable under the warrant is based on the number of shares of series A preferred stock that we repurchase upon exercise of our call right between May 1, 2002 and November 10, 2003.

        We are in the process of finalizing documentation with Kan Am, a joint venture partner which holds approximately 28.6% of the units of the Operating Partnership, pursuant to which Kan Am will commit during 2002 to contribute up to $50.0 million for investment in qualifying development projects. Kan Am's contribution commitment will be satisfied by entering into joint venture agreements with us relating to individual projects. It is contemplated that the terms of these joint venture agreements with Kan Am will be substantially similar to the terms of the joint venture agreement for the Colorado Mills project, although the terms of individual projects may differ from the terms for the Colorado Mills project. We will not be obligated to offer Kan Am the opportunity to participate in development projects on these terms.

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

Development, Remerchandising, and Expansion Efforts

        We are involved in various development, remerchandising and expansion efforts. As of March 31, 2002, we focused our most significant development efforts on the development of six projects: Colorado Mills, Madrid Xanadu (Spain), St. Louis Mills, Vaughan Mills, Meadowlands Mills and San Francisco Piers 27-31.

        The Colorado Mills project is being constructed on a 130-acre site located in Lakewood, Colorado, ten miles west of downtown Denver. The project is expected to be 1.2 million square feet. We have commitments from anchor tenants such as Off 5th—Saks Fifth Avenue, Neiman Marcus—Last Call, Target, United Artists, Eddie Bauer, Gart Sports, Off Broadway Shoes, Borders Books and Jillian's. The Operating Partnership, through Mills-Kan Am Colorado Limited Partnership, has formed a joint venture with Stevinson Partnership, Ltd. and Greg C. Stevinson (together, "Stevinson"), to be known as Colorado Mills Limited Partnership, to develop the Colorado Mills project. On April 11, 2001, Stevinson contributed its interest in the Colorado site to Colorado Mills Limited Partnership. Mills-Kan Am Colorado Limited Partnership, which holds a 75% equity interest in Colorado Mills Limited Partnership, is fully obligated to fund all cash equity requirements for the development of Colorado Mills and will receive a 9% cumulative preferred return on the first $43.7 million of its equity contributions and a 12% cumulative preferred return on any additional equity contributions. Stevinson, which holds a 25% equity interest in Colorado Mills Limited Partnership, will receive capital account credit for the negotiated value of the land contributed, and will receive a 9% cumulative preferred return on its capital account credit. Any remaining cash flow will be distributed pro rata in accordance with ownership interest.

        Mills-Kan Am Colorado Limited Partnership, through which the Operating Partnership will develop and operate its interest in the Colorado Mills project, is a joint venture formed with Kan Am pursuant to which Kan Am and the Operating Partnership each is required to fund 50% of the total equity required to develop the Colorado Mills project. The project's equity requirement is $51.0 million, of which we had funded approximately $21.4 million of our required equity as of March 31, 2002. Kan Am's invested capital in this project as of March 31, 2002 was $25.5 million and the amount of Kan Am's accrued preference was $0.7 million.

        Under the terms of the joint venture agreement with Kan Am, Kan Am and the Operating Partnership each will receive on a pro rata basis a cumulative construction period preference and a priority return during operations equal to 11% per annum on its qualifying equity. Any residual cash flow after preference payments will be distributed 75% to the Operating Partnership and 25% to Kan Am. The Operating Partnership guarantees Kan Am's and Stevinson's portion of construction debt and

Kan Am's preference until qualified permanent financing is secured for the project, except that the amount of preference guaranteed by the Operating Partnership will be reduced to 9% following the substantial completion and opening of the project. Proceeds from a major capital event, such as the sale of the real property or the project or the receipt of proceeds arising from condemnation of the project, will be distributed to the partners on a pro rata basis after the return of all capital contributions and the payment of any accrued but unpaid preferences. Commencing with the grand opening of the project, an affiliate of the Operating Partnership will receive an asset management fee equal to 0.5% of the capital contributions made by Mills-Kan Am Colorado Limited Partnership to Colorado Mills Limited Partnership, but not to exceed $250,000 per year.

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

        In August, 2001, Mills Global II, LLC (our affiliate) entered into a joint venture agreement with Parecelatoria De Gonzalo Chacon, S.A. ("PGC"), pursuant to which the parties agreed to establish a joint venture for the purpose of developing a retail and entertainment center and a joint venture to develop a snow dome indoor skiing facility on the site. The Madrid Xanadu project is being constructed on an 85-acre site located in the Municipality of Arroyomolinos, within the Communidad of Madrid and it will be in excess of one million square feet of gross leaseable area. This project will be anchored by a 350,000 square foot combination department store and hypermarket owned and operated by El Corte Ingles, the largest retailer in Spain. The project will also feature over 200 specialty retailers, including Sweden's Hennes and Mauritz, Italy's Benetton, and Spain's Zara which have already committed to the project. PGC as the landowner contributed the land to the joint venture, and Mills will contribute the capital in the form of equity to the retail joint venture. The retail joint venture will then contribute the U.S. dollar equivalent of 14 million British pounds in the form of a repayable tenant allowance loan and equity to the snow dome joint venture. Mills would own two-thirds of the retail joint venture and one-third of the snow dome joint venture. Mills would receive a 9% preference for its equity contributed to the retail joint venture, and the retail joint venture will receive 9% interest on the snow dome loan. The repayment of the snow dome loan would be secured by 75% of cash flow distributable to PGC from the retail joint venture and PGC will receive no distributions from sale or refinancing of the retail center until the snow dome loan is repaid. All public approvals necessary to commence construction were received and construction has commenced. Madrid Xanadu is targeted to open spring 2003. As of March 31, 2002, we had invested $40.2 million, excluding capitalized interest and overhead. Until certain conditions specified in the joint venture agreement have been satisfied (which includes the execution of certain additional agreements with El Corte Ingles), PGC has the right to purchase the company's interest in the joint venture at a price equal to its third party cost, plus any additional capital paid into the venture. The Company believes that these conditions will be satisfied by June 30, 2002, but can give no assurance that the conditions will be satisfied by that date.

        In July 2001, we acquired a 200-acre site in Hazelwood, Missouri, for development of St. Louis Mills. We are in the process of negotiating the terms and conditions of a joint venture with Kan Am to contribute one-half of the equity to develop the site. The site is located at the northwest quadrant of State Highway 370 and Missouri Bottom Road, approximately sixteen miles from St. Louis. Some site work has already been completed and has all required entitlements, however after the St. Louis fill permit was obtained, a lawsuit was filed by environmentalists challenging the fill permit. The Company is currently not a party to the suit, and the fill activities have already been challenged by others without success. For this and other reasons, management believes that the suit is without merit and does not anticipate that it will have any effect on the development of St. Louis Mills. As of March 31, 2002 the Company had invested $41.3 million excluding capitalized interest and overhead. We anticipate the commencement of construction in spring 2002, and an opening in 2003.

        In February 1998, we secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed in Canada. The 180-acre site is located in the City of Vaughan at the southeast corner of Highway 400 and Rutherford Road, approximately 20 miles north of downtown Toronto, Canada. The project will be developed jointly by an affiliate of the Operating Partnership and by Cambridge Shopping Centres II Limited as tenants in common. We anticipate that our final equity requirement for Vaughan Mills may exceed $30.0 million. As of March 31, 2002 we had funded approximately $25.0 million excluding capitalized interest and overhead. We anticipate to open the center between fall 2003 and spring 2004.

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

        In March 2001 state officials of New Jersey requested that we withdraw our permit applications for the existing site and consider an alternate site in Bergen County. While we refused this request, we engaged in conversations with State officials considering a redevelopment of the Meadowlands Sports Complex, to consider whether an acceptable alternate site might be defined for our project. Significant support for this conceptual move has emerged in business, labor and environmental circles, and we have engaged in further discussions with the State of New Jersey to consider the future of the Meadowlands Sports Complex, including recent conversations with the new administration of Governor McGreevey.

        The mixed-use development will consist of 2.0 million square feet of gross leaseable area for Meadowlands Mills, plus office and hotel space. The project would be developed on an entitled site of 90.5 acres, plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by Meadowlands Mills Limited Partnership, a joint venture entity in which each of the Operating Partnership, Kan Am, Empire Ltd. and Bennett S. Lazare will hold an interest. Currently, the Operating Partnership and Kan Am are the sole partners in Meadowlands Mills Limited Partnership. Our equity requirements have not yet been determined. As of March 31, 2002, we had invested $66.1 million, which excludes capitalized interest and overhead and of which $36.1 million is an advance to Meadowlands Mills Limited Partnership. Kan Am's invested capital in the project was $24.0 million as of March 31, 2002.

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

        The Operating Partnership currently guarantees Kan Am's preference and has further agreed to guarantee the redemption obligation of Meadowlands Mills Limited Partnership beginning on the "Project Commencement Date," which is the date on which certain material contingencies have been satisfied and which may occur prior to securing the construction loan. The Operating Partnership will guaranty Kan Am's portion of construction debt when a construction loan is obtained. The Operating Partnership's guaranty of Kan Am's preference and Kan Am's portion of construction debt will continue until qualified permanent financing is secured for the project. As of March 31, 2002, Kan Am's unpaid preference was $0.5 million.

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

Update regarding continuing effects of events of September 11th

        We have not seen lasting effects from the September 11th terrorist attacks except at our Sawgrass Mills and Arizona Mills properties, which are located in South Florida and Arizona and are particularly affected by the level of tourism in these areas. At these properties we saw a significant decline in retail business immediately following September 11th and, unlike at our other properties, business has not yet returned to pre-September 11th levels, although it has been slowly improving. It is too early to determine whether the events of September 11th will have a lasting effect on the level of business at our Sawgrass Mills and Arizona Mills properties or on any other aspect of our business.

Economic Trends

        Because inflation has remained relatively low during the last three years, it has had little impact on our operations during the period. Even in periods of higher inflation, however, tenant leases provide, in part, a mechanism to help protect our operations. As operating costs increase, our leases permit a pass-through of the common area maintenance and other operating costs, including real estate taxes and insurance, to our tenants. Furthermore, most of the leases contain base rent steps and percentage rent clauses that provide additional rent after a certain minimum sales level is achieved. These provisions provide us with some protection during highly inflationary periods.

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

        Within the next twelve months, the Company expects to reclassify $0.1 million to earnings as a reduction in interest expense and its unconsolidated joint ventures expect to reclassify approximately $4.5 million to interest expense from the current balance held in accumulated other comprehensive loss, of which the Company's pro rata share is $2.9 million.

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

		Joint Ventures
	Sawgrass Mills Mezzanine	Opry Mills	The Block At Orange	Discover Mills
Hedge type	Cash Flow	Cash Flow	Cash Flow	Cash Flow
Description	Swap	Collar	Swap	Swap
Notional amount	$37,000	$170,000	$135,000	$126,700
Interest rate	2.84%	6.275% to 7.0%	5.35%	2.91%
Maturity date	6/7/03	9/29/02	5/1/06	6/1/03
Accumulated other comprehensive loss at December 31, 2001	$(82)	$(5,979)	$(3,861)	$(441)
Change in fair value for the three months ended March 31, 2002	184	1,836	1,563	634

Accumulated other comprehensive income (loss) at March 31, 2002	$102	$(4,143)	$(2,298)	$193

        The Company's pro rata share of accumulated other comprehensive loss after minority interest at March 31, 2002 was $3.2 million.

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

        For purposes of the Securities and Exchange Commission's market risk disclosure requirements, the Company has estimated the fair value of its financial instruments at March 31, 2002. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, as of March 31, 2002, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented below. The following table provides information about our consolidated financial instruments that are sensitive to changes in interest rates as of March 31, 2002. For consolidated debt obligations, the table presents principal cash flows (in thousands) and related weighted average interest rates by expected maturity dates, including the effect of an interest rate swap agreement which locked the interest rate on the Sawgrass Mills mezzanine debt at 7.34% on a notional amount of $37 million through June 2003.

	2002	2003	2004	2005	2006	Thereafter	Total	Estimated Fair Value 3/31/02
Fixed rate mortgages, notes and loans payable	$8,766	$12,852	$13,957	$13,713	$12,227	$876,785	$938,300	$944,191
Average interest rate	8.14%	8.14%	8.15%	7.91%	7.29%	7.44%	7.47%
Variable rate mortgages, notes and loans payable	$49,631	$39,221	$1,350	$1,350	$1,350	$4,838	$97,740	$97,740
Average interest rate	L(1)	L(1)	L(1)	L(1)	L(1)	L(1)	L(1)
	+2.55%	+2.27%	+4.25%	+4.25%	+4.25%	+4.25%	+2.59%

(1)
L refers to the one-month London Interbank Offered Rate (or "LIBOR"), which was 1.87875% at March 31, 2002.

OFF-BALANCE SHEET COMMITMENTS

        As of March 31, 2002, the Company's off-balance sheet commitments were as follows (dollars in thousands):

  •
  The Company has a revolving loan commitment totaling $75,000 of which $25,500 was outstanding at March 31, 2002.

  •
  Letters of credit totaling $483 have been provided to certain utility companies and The Ministry of Finance of the Province of Ontario, Canada as security for certain performance criteria.

  •
  The Company guarantees its share of any construction loan and its joint venture partners' (Kan Am and Stevinson) share of the construction loan until permanent financing is obtained. The amount guaranteed is reduced as certain performance criteria are met. See the "Summary of

    Outstanding Unconsolidated Indebtedness" table in the Form 8-K filed on May 10, 2002 for a summary of unconsolidated indebtedness.

  •
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

  •
  During April and May 2001, the Company sold 750,000 shares of series A preferred stock totaling $75,000 in a private placement. The series A preferred stock is convertible into the Company's common stock at a strike price of $25.00 per share. The series A preferred stock is callable by the Company after the first year at a specified premium and has no sinking fund requirements. The series A preferred stock is also subject to redemption at the option of the holders of series A preferred stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holder of the series A preferred stock has the right to require the Company to redeem all of a portion of the series A preferred stock for cash if (1) the Company ceases to qualify as a REIT, (2) there is a change in control, as defined in the securities purchase agreement, (3) a material event of noncompliance occurs, as defined in the securities purchase agreement, or (4) shares of the series A preferred stock remain issued and outstanding after April 30, 2006. The repurchase price will vary based on the event giving rise to the put right of the holder of the series A preferred stock and the time of occurrence.

  •
  The Company guarantees a $10,000 letter of credit of which the obligation is Colorado Mills Limited Partnership. The letter of credit was issued in March 2002 to secure a bond issuance by Denver West Metropolitan District. As of March 31, 2002 there was no amount drawn on the letter of credit.

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

  (b)
  The Company filed two Current Reports on Form 8-K during the quarter ended March 31, 2002.

  •
  The Company's Current Report on Form 8-K dated December 31, 2001 and furnished on February 28, 2002 under Items 7 and 9 made available certain operational information concerning the Company and the properties owned or managed by it as of December 31, 2001.

  •
  The Company's Current Report on Form 8-K dated February 25, 2002 and filed on March 1, 2002 under Item 5 made available certain exhibits concerning the public offering of an aggregate of 1,818,179 shares of the Company's common stock, par value $0.01 per share, at an initial price of $27.50 per share on February 28,2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Mills Corporation
May 14, 2002 (Date)	By:	/s/ KENNETH R. PARENT Kenneth R. Parent Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

THE MILLS CORPORATION
EXHIBIT INDEX

NUMBER	EXHIBIT
^3.1	Amended and Restated Certificate of Incorporation of the Company, as amended by First Amendment to Amended and Restated Certificate of Incorporation of the Company
^^3.2	Amended and Restated Bylaws of the Company
*3.3	Limited Partnership Agreement of the Operating Partnership, as amended (filed as part of Exhibits 10.1, 10.1A and 10.1B)
^3.4	Certificate of Designations, Preferences and Rights Relating to Series A Cumulative Convertible Preferred Stock of the Company
*10.1	Limited Partnership Agreement of Operating Partnership, as amended
^10.1A	First Amendment to Limited Partnership Agreement of Operating Partnership
^10.1B	Second Amendment to Limited Partnership Agreement of Operating Partnership
**10.2	Purchase and Sale Agreement, dated as of April 29, 2002 by and among The Mills Limited Partnership, Simon Property Group, L.P., M.S. Management Associates, Inc., Simon Property Group (Texas), L.P., and SPG Realty Consultants, L.P.

^
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.
^^
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.
*
Limited Partnership Agreement incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994, and amendments to Limited Partnership Agreement incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.
**
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2002.