Form 10-Q
period 2002-06-30
MILLS CORP
filed 2002-08-14
CIK 914713

Use these links to rapidly review the document
THE MILLS CORPORATION FORM 10-Q INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

38,649,682 shares of Common Stock
$.01 par value, as of August 12, 2002

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Income producing property:
Land and land improvements	$241,960	$184,396
Building and improvements	930,620	769,781
Furniture, fixtures and equipment	52,559	44,989
Less: Accumulated depreciation and amortization	(275,724)	(251,285)

Net income producing property	949,415	747,881
Land held for investment and/or sale	9,079	8,818
Construction in progress	52,776	70,702
Investment in unconsolidated joint ventures	544,762	341,819

Net real estate and development assets	1,556,032	1,169,220
Cash and cash equivalents	11,422	9,376
Restricted cash	25,544	30,133
Accounts receivable, net	36,744	30,921
Notes receivable	18,051	16,911
Deferred costs, net	95,019	66,622
Other assets	7,136	2,051

TOTAL ASSETS	$1,749,948	$1,325,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable	$1,209,611	$1,023,894
Accounts payable and other liabilities	78,533	72,510

	1,288,144	1,096,404

Minority interests	116,620	57,090
Series A cumulative convertible preferred stock	75,000	75,000
Common stock, $.01 par value, authorized 100,000 shares, 38,488 and 28,463 shares issued and outstanding in 2002 and 2001, respectively	385	285
Additional paid-in capital	726,853	533,374
Accumulated deficit	(444,878)	(424,639)
Accumulated other comprehensive loss	(3,292)	(5,107)
Deferred compensation	(8,884)	(7,173)

Total stockholders' equity	270,184	96,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,749,948	$1,325,234

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
REVENUES:
Minimum rent	$26,987	$26,052
Percentage rent	27	52
Recoveries from tenants	12,715	13,091
Other property revenue	2,669	3,160
Management fee income from unconsolidated joint ventures	2,805	2,348
Other fee income from unconsolidated joint ventures	2,328	1,813

Total operating revenues	47,531	46,516

EXPENSES:
Recoverable from tenants	10,920	9,880
Other operating	1,372	549
General and administrative	3,241	3,399
Depreciation and amortization	10,234	9,528

Total operating expenses	25,767	23,356

	21,764	23,160
OTHER INCOME AND EXPENSES:
Equity in earnings of unconsolidated joint ventures before extraordinary items	3,196	956
Interest income	2,255	1,041
Interest expense, net	(12,193)	(15,217)
Other income (expense)	1,894	725

INCOME BEFORE EXTRAORDINARY ITEMS AND MINORITY INTERESTS	16,916	10,665
Extraordinary losses on debt extinguishments	—	—
Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	—	(108)

INCOME BEFORE MINORITY INTERESTS	16,916	10,557
Minority interests	(5,412)	(4,243)

NET INCOME	$11,504	$6,314

EARNINGS PER COMMON SHARE—BASIC
Income before extraordinary items, net of minority interests	$0.33	$0.27
Extraordinary losses on debt extinguishments, net of minority interests	—	—

Net income per share	$0.33	$0.27

EARNINGS PER COMMON SHARE—DILUTED
Income before extraordinary items, net of minority interests	$0.32	$0.26
Extraordinary loss on debt extinguishment, net of minority interests	—	—

Net income per share	$0.32	$0.26

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	34,955	23,727

Diluted	35,823	24,235

DIVIDENDS PER SHARE DECLARED	$0.5475	$0.5325

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
REVENUES:
Minimum rent	$54,034	$52,165
Percentage rent	216	105
Recoveries from tenants	25,107	24,995
Other property revenue	6,281	5,297
Management fee income from unconsolidated joint ventures	5,370	5,143
Other fee income from unconsolidated joint ventures	3,507	5,229

Total operating revenues	94,515	92,934

EXPENSES:
Recoverable from tenants	21,600	19,777
Other operating	2,744	1,452
General and administrative	6,537	6,523
Depreciation and amortization	20,579	18,894

Total operating expenses	51,460	46,646

	43,055	46,288
OTHER INCOME AND EXPENSES:
Equity in earnings of unconsolidated joint ventures before extraordinary items	9,347	2,067
Interest income	3,490	1,877
Interest expense, net	(25,300)	(30,224)
Other income (expense)	1,924	(1,182)

INCOME BEFORE EXTRAORDINARY ITEMS AND MINORITY INTERESTS	32,516	18,826
Extraordinary losses on debt extinguishments	—	(16,157)
Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	—	(108)

INCOME BEFORE MINORITY INTERESTS	32,516	2,561
Minority interests	(11,115)	(1,025)

NET INCOME	$21,401	$1,536

EARNINGS PER COMMON SHARE—BASIC
Income before extraordinary items, net of minority interests	$0.67	$0.48
Extraordinary losses on debt extinguishments, net of minority interests	—	(0.41)

Net income per share	$0.67	$0.07

EARNINGS PER COMMON SHARE—DILUTED
Income before extraordinary items, net of minority interests	$0.66	$0.47
Extraordinary loss on debt extinguishment, net of minority interests	—	(0.41)

Net income per share	$0.66	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	31,877	23,488

Diluted	32,742	23,868

DIVIDENDS PER SHARE DECLARED	$1.095	$1.065

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF STOCK HOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(In Thousands)

	COMMON STOCK
			ADDITIONAL PAID IN CAPITAL		DEFERRED COMPENSATION	ACCUMULATED OTHER COMPREHENSIVE LOSS		TOTAL COMPREHENSIVE INCOME
	SHARES	AMOUNT		ACCUMULATED DEFICIT			TOTAL
Balances, December 31, 2001 (audited)	28,463	$285	$533,374	$(424,639)	$(7,173)	$(5,107)	$96,740	$—
Restricted stock incentive program	201	2	4,862	—	(4,864)	—	—	—
Amortization of restricted stock incentive program	—	—	—	—	3,153	—	3,153	—
Exercise of stock options	506	5	5,554	—	—	—	5,559	—
Sale of common stock, net of expenses	9,318	93	249,383	—	—	—	249,476	—
Change in intrinsic value of cash flow hedges during the period	—	—	—	—	—	1,815	1,815	1,815
Dividends declared	—	—	—	(41,640)	—	—	(41,640)	—
Adjustment to minority interests	—	—	(66,320)	—	—	—	(66,320)	—
Net income	—	—	—	21,401	—	—	21,401	21,401

Balances, June 30, 2002 (unaudited)	38,488	$385	$726,853	$(444,878)	$(8,884)	$(3,292)	$270,184	$23,216

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before minority interests	$32,516	$2,561
Adjustments to reconcile income before minority interests to net cash provided by operating activities:
Net accretion of note receivable	(191)	(274)
Depreciation and amortization	20,579	18,894
Amortization of finance costs	2,263	1,626
Write-off of abandoned projects	—	2,742
Provision for losses on accounts receivable	(63)	370
Equity in earnings of unconsolidated joint ventures before extraordinary items	(9,347)	(1,959)
Amortization of restricted stock incentive program	3,153	2,581
Extraordinary losses on debt extinguishments	—	16,157
Gain on sale of land	(2,500)	—
Other changes in assets and liabilities:
Accounts receivable	4,084	2,469
Notes receivable	(530)	329
Other assets	(4,031)	(2,859)
Accounts payable and other liabilities	(10,057)	(7,250)

Net cash provided by operating activities	35,876	35,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and development assets	(127,125)	(65,360)
Distributions received from unconsolidated joint ventures	30,569	17,591
Acquisition of Opry joint venture interest	(30,910)	—
Acquisition of Simon's joint venture interest	(124,480)	—
Proceeds from land sales	5,000	—
Notes receivable	(419)	(8,120)
Deferred costs	519	(1,024)

Net cash used in investing activities	(246,846)	(56,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable	79,948	391,367
Repayments of mortgages, notes and loans payable	(67,104)	(368,189)
Refinancing costs	(2,548)	(21,000)
Increase in restricted cash	(2,462)	(7,015)
Proceeds from exercise of stock options	5,559	2,340
Proceeds from public offering of common stock, net	249,476	69,773
Dividends paid	(31,950)	(24,930)
Distributions to minority interests	(17,903)	(16,620)

Net cash provided by financing activities	213,016	25,726

Net increase in cash and cash equivalents	2,046	4,200
Cash and cash equivalents, beginning of period	9,376	10,447

Cash and cash equivalents, end of period	$11,422	$14,647

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$25,209	$27,473

Non-cash investing and financing information provided in Note 12.

See Accompanying Notes to Consolidated Financial Statements.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars In Thousands except share, unit and per share data)

1. ORGANIZATION

        The Mills Corporation (the "Company") is a fully integrated, self-managed real estate investment trust ("REIT").

        The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns a 1% interest as the sole general partner and a 68.84% interest as a limited partner as of June 30, 2002. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of twelve super-regional, retail and entertainment-oriented centers, one urban entertainment/retail property, two community shopping centers and a portfolio of 46 single tenant net lease properties ("Net Lease Properties") located throughout the United States. As of June 30, 2002, the Operating Partnership owned or held an interest in the following projects and two community centers:

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

        Additionally, the Operating Partnership owns MillsServices Corp. ("MSC"), a taxable REIT subsidiary formed in connection with the Company's initial public offering to provide development, management, leasing and financial services to entities in which the Company is not a significant investor. MSC owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that owns 60% of FoodBrand L.L.C. ("FoodBrand"), the Company's food and beverage entity that was created in 1999 to master lease, manage and operate food courts and restaurants at the Company's malls.

        Prior to August 2001, the Operating Partnership owned 5% of the voting common stock and 99% of the non-voting preferred stock of MSC. Through its ownership of 99% of MSC's non-voting preferred stock, the Operating Partnership had the perpetual right to receive 99% of the economic benefits (i.e., cash flows) generated by MSC's operations. The Company provided all of the operating capital of MSC. Two individuals, who had contributed nominal amounts of equity of MSC for 95% of MSC's voting common shares and 1% of MSC's preferred stock, were officers and directors of both MSC and the Company. As a result, these two individuals' interests were aligned with the interests of the Company's management. Also,

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars In Thousands except share, unit and per share data)

1. ORGANIZATION (continued)

all of MSC's Board members are members of the Company's Board. All of these factors resulted in the Company having a controlling financial interest in MSC, and, accordingly, the operations of MSC were consolidated by the Company. In August 2001, the Operating Partnership acquired the 95% of MSC's voting common stock and 1% of MSC's non-voting preferred stock that it did not already own for fair market value, totaling $170.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and in the Company's audited financial statements and related footnotes included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

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

REAL ESTATE AND DEVELOPMENT ASSETS

        Income producing property is stated at cost and includes all costs related to acquisition, development, leasing and construction, including tenant improvements, interest incurred during construction, costs of pre-development and certain direct and indirect costs of development. Cost incurred during the predevelopment stage are capitalized once management has identified and secured a site, and has determined that the project is feasible and it is probable that management will be able to proceed. Land held for sale is carried at the lower of cost or fair value less costs to sell. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets, are capitalized.

        Income producing properties are individually evaluated for impairment when various conditions exist that may indicate that it is probable that the sum of expected undiscounted future cash flows from a property are less than its historical net cost basis. Upon determination that a permanent impairment has occurred, the Company records an impairment charge equal to the excess of historical cost basis over fair value. In addition, the Company writes off costs related to predevelopment projects when it determines that it will no longer pursue the project.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars In Thousands except share, unit and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and improvements	40 years
Land improvements	20 years
Furniture, fixtures and equipment	7 years

        Total depreciation expense was $13,791 and $13,897 for the six months ended June 30, 2002 and 2001, respectively, and $6,751 and $7,073 for the three months ended June 30, 2002 and 2001, respectively.

        Total interest expense capitalized to real estate and development assets, including amounts capitalized on the Company's investment in unconsolidated joint ventures under development, was $17,874 and $11,704 for the six months ended June 30, 2002 and 2001, respectively, and $9,508 and $6,362 for the three months ended June 30, 2002 and 2001, respectively.

REVENUE RECOGNITION

        The Company, as lessor, has retained substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Minimum rent from income producing properties is recognized on a straight-line basis over the terms of the respective leases. Percentage rent for any tenant is recognized when a tenant's sales have reached certain levels specified in the respective tenant's leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period in which the applicable costs are incurred.

        MSC, a wholly owned subsidiary of the Company, has entered into agreements with the unconsolidated joint ventures (see Note 4) to provide management, leasing, development and financing services for the joint venture properties. For management services, MSC is entitled to receive a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate per square foot of space leased that is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the pre-development stage of the project and subsequently recognized ratably during the development period once a development agreement is executed. For financial services, MSC receives an agreed upon percentage of the total loan commitment that is recognized when a construction loan or permanent loan is executed by the lender. Costs incurred to provide leasing, development and financial services are capitalized when incurred and subsequently expensed as the fee is earned. Other fee income from unconsolidated joint ventures reflects the fees earned from providing leasing, development and financing services, net of the costs incurred to provide these services and the elimination of intercompany profits.

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

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars In Thousands except share, unit and per share data)

3. OTHER INCOME (EXPENSE)

        Other income (expense) consists of land sale gains and abandoned project costs. For the three and six months ended June 30, 2001, other income (expense) also includes the operating margins and start-up costs associated with the Company's FoodBrand operations. In June 2002, the Company sold a parcel of land to Gaylord Entertainment which is the Company's former partner in Opry Mills. In October 2001, the Company sold a 40% interest in FoodBrand to privately-held Panda Restaurant Group at which time the Company began accounting for its interest in FoodBrand using the equity method (Note 4). The Company retained ownership of the FoodBrand operations at Franklin Mills which are included in other income (expense) for both of the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$797	$8,093	$1,647	$16,297
Expenses	(791)	(7,673)	(1,611)	(15,225)
Gain on land sale	2,500	—	2,500	—
Abandoned projects	(612)	—	(612)	(2,742)
Other	—	305	—	488

	$1,894	$725	$1,924	$(1,182)

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        The Company owns certain operating properties and properties under development through joint ventures in which the Company is a co-general and managing partner. The Company also holds investments in certain retail joint ventures through MEI and a 60% interest in FoodBrand. The Company does not consider itself to be in control of joint ventures when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures under the equity method.

        The Company calculates the equity in income or loss earned from its unconsolidated joint ventures based on the Company's estimate of anticipated stabilized cash flows as they would be distributed to each partner. Generally, under the terms of the respective joint venture agreements, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with residual sharing percentages specified in the joint venture agreement. Cash flow from capital events, including refinancing and asset sales, is allocated first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages. The Company's residual sharing and capital contribution percentages for each joint venture property at June 30, 2002, are as follows:

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars In Thousands except share, unit and per share data)

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

Joint Venture	Residual Sharing Percentage	Capital Contribution Percentage
Arizona Mills	50.0%	50.0%
Arundel Mills	65.6%	43.8%
Colorado Mills	56.3%	38.7%
Concord Mills	65.6%	43.8%
Discover Mills	50.0%	—
Grapevine Mills	65.6%	43.8%
Katy Mills	62.5%	25.0%
Meadowlands Mills(1)	66.7%	33.0%
Ontario Mills	68.8%	43.8%
St. Louis Mills	75.0%	50.0%
The Block at Orange	50.0%	—
Vaughan Mills	50.0%	50.0%
(1)
The Company's residual sharing percentage for Meadowlands Mills will be 53.3% when the conditions to delivery of the executed joint venture documents from escrow have been satisfied.

        On June 28, 2002, the Company completed the acquisition of the interest in Opry Mills held by its partner, Opryland Attractions, Inc. (a subsidiary of Gaylord Entertainment). With this acquisition, the Company now holds 100% of the ownership interests in Opry Mills. Prior to the acquisition the Company owned a 66.7% residual sharing percentage and a 66.7% capital contribution percentage.

        On May 31, 2002, the Company completed its acquisition of 50% of Simon Property Group's ("Simon") interest in Arizona Mills, with Taubman Centers ("Taubman") acquiring the remaining 50%, and of 75% of Simon's interest in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills, with Kan Am, a joint venture partner in each of the partnerships and a long time private equity source to the Company, acquiring the remaining 25%. Prior to the acquisition the Company's residual sharing percentage and capital contribution percentage were as follows:

Joint Venture	Residual Sharing Percentage	Capital Contribution Percentage
Arizona Mills	36.8%	36.8%
Arundel Mills	37.5%	25.0%
Concord Mills	37.5%	25.0%
Grapevine Mills	37.5%	25.0%
Ontario Mills	50.0%	25.0%

        Pursuant to the joint venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. As of June 30, 2002, the Company has guaranteed repayment of $285,550 of joint venture debt, which guarantees generally continue until specified debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District ("City"). The balance of the special tax assessment is $12,557 and will be collected over the remaining 19-year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars In Thousands except share, unit and per share data)

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

        The Company's real estate joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners. Additionally, there are provisions whereby the Company has guaranteed our partners' preference until permanent financing is obtained. The Company generally guarantees a 9% preferred return on Kan Am's equity balance. In the case of Meadowlands Mills, Kan Am has the right to redeem its interest in the Meadowlands Mills joint venture if a construction loan is not obtained by June 2003. Beginning on the "project commencement date," which is a date on which certain material contingencies have been satisfied, the Company will guarantee the return of Kan Am's capital contribution to the Meadowlands Mills joint venture upon exercise of Kan Am's redemption right, which was $24,000 at June 30, 2002.

        Condensed balance sheets at June 30, 2002 and December 31, 2001 and condensed results of operations for the three months and six months ended June 30, 2002 and 2001 are presented below for all unconsolidated joint ventures, including investments in certain retail joint ventures held by MEI and a 60% interest in FoodBrand.

	June 30, 2002 Unaudited	December 31, 2001 Audited
ASSETS:
Income producing property, net	$1,148,403	$1,350,719
Land held for sale	1,601
Construction in progress	349,895	250,271
Cash and cash equivalents	51,685	61,821
Restricted cash	13,645	12,780
Notes receivable	24,941	28,045
Deferred costs, net	343,244	410,873
Other	56,713	69,492

	$1,990,127	$2,184,001

LIABILITIES AND PARTNERS' EQUITY:
Debt	$1,299,810	$1,422,130
Other liabilities	92,534	124,942
Operating Partnership's accumulated equity	314,520	287,377
Joint venture partners' accumulated equity	283,263	349,552

	$1,990,127	$2,184,001

        The primary difference between the carrying value of the Company's investment in unconsolidated joint ventures and the Operating Partnership's accumulated equity noted above is due to the Company's increased basis as a result of acquiring interests in certain joint ventures whereby the purchase price was not pushed down to the joint venture. Additionally, the difference is due to capitalized interest on the investment balance and capitalized development and leasing costs which are recovered by the Operating Partnership through fees earned during construction and loans to the joint ventures included in other liabilities above.

        The Company's share of working capital (current assets less current liabilities) was approximately $33,178 at June 30, 2002.

        In March 2002, the Colorado Mills joint venture entered into a construction loan commitment of $160,000. Amounts drawn under this commitment will be guaranteed by the Company as amounts are drawn. The loan proceeds are being used to finance the construction and lease-up of Colorado Mills. The loan bears interest at LIBOR plus 225 basis points and matures in March 2005, subject to two one-year extension periods exercisable by the Company, provided no events of default exist at the time of extension and the Company pays a non-refundable extension fee of 30 basis points for each extension. In conjunction with this loan, the Colorado Mills joint venture also obtained a $10,000 letter of credit from the lender.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars In Thousands except share, unit and per share data)

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Minimum rent	$47,157	$43,123	$94,132	$86,745
Percentage rent	211	340	580	1,009
Recoveries from tenants	19,531	16,950	37,499	34,025
Other property revenue	4,889	2,775	8,957	6,490

Total operating revenues	71,788	63,188	141,168	128,269

EXPENSES:
Recoverable from tenants	17,780	15,067	33,880	30,502
Other operating	3,921	4,194	7,919	8,467
Depreciation and amortization	24,996	22,055	49,327	43,850

Total operating expenses	46,697	41,316	91,126	82,819

	25,091	21,872	50,042	45,450
OTHER INCOME AND EXPENSE:
Interest income	883	874	1,667	2,219
Interest expense, net	(22,189)	(22,130)	(43,432)	(45,732)
Other income (expense)	1,669	1,069	7,464	2,199

INCOME BEFORE EXTRAORDINARY LOSSES	5,454	1,685	15,741	4,136
Extraordinary losses on debt extinguishment	—	(442)	—	(442)

NET INCOME	$5,454	$1,243	$15,741	$3,694

OPERATING PARTNERSHIP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	$3,196	$956	$9,347	$2,067

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

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars In Thousands except share, unit and per share data)

5. FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING (continued)

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

        Interest rate hedges that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures (for joint venture hedges) with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income to the extent of the effective portion of the risk being hedged. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income. Changes in fair value representing (1) the ineffectiveness of the hedging relationship and (2) any other component of fair value not related to the risk being hedged are recorded through earnings. Some derivative instruments are associated with the hedge of an anticipated transaction. Over time, the unrealized gains/losses held in accumulated other comprehensive income (loss) will be recognized in earnings consistent with when the hedged items are recognized in earnings.

        In conjunction with the Company's policy to reduce interest rate risk, the Company and the unconsolidated joint ventures have entered into the following interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The Company's swaps require the Company to receive LIBOR and pay a fixed rate. The terms of the derivative instruments, a reconciliation of their fair value and adjustment to accumulated other comprehensive loss, are as follows:

	Wholly-Owned		Joint Ventures
	Sawgrass Mills Mezzanine	Opry Mills	The Block at Orange	Discover Mills
Hedge Type	Cash Flow	Cash Flow	Cash Flow	Cash Flow
Description	Swap	Collar	Swap	Swap
Notional Amount	$37,000	$170,000	$135,000	$126,700
Interest Rate	2.84%	6.275 to 7.0%	5.35%	2.91%
Maturity Date	6/7/03	Terminated	5/1/06	6/1/03
Accumulated other comprehensive loss at 12/31/01	$(82)	$(5,979)	$(3,861)	$(441)
Change in fair value during the six months ended 6/30/02	(181)	4,082	(2,703)	(565)
Joint venture partner's share of collar termination	—	640	—	—

Accumulated other comprehensive loss at 6/30/02	$(263)	$(1,257)	$(6,564)	$(1,006)

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars In Thousands except share, unit and per share data)

5. FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING (continued)

        In June 2002, the Company acquired the interest in Opry Mills that it did not already own (see Note 10). Prior to this transaction the Opry Mills joint venture terminated its collar agreement. The debt that this hedge was designated for remains outstanding. Therefore, the Company's share of the cost to terminate the hedge totaling $1,276 will be amortized ratably to earnings as interest expense through September 2002, the original maturity date. Excluding the amount to be amortized to earnings related to the termination of the Opry Mills collar, the Company expects to reclassify $263 to earnings as interest expense within the next 12 months and its unconsolidated joint ventures expect to reclassify $2,718 to earnings as interest expense over the next 12 months from the current balance held in accumulated other comprehensive loss, of which the Company's pro-rata share is $613.

        The Company's pro-rata share of accumulated other comprehensive loss after minority interest at June 30, 2002 was $3,292. The Company's comprehensive income for the three and six months ended June 30, 2002 was $11,377 and $23,216, respectively.

6. DIVIDENDS DECLARED

        On February 19, 2002, the Company declared a dividend of $0.5475 per share which was paid on May 1, 2002 to stockholders of record as of April 19, 2002. On May 14, 2002 the Company declared a dividend of $0.5475 per share which was paid on August 1, 2002 to shareholders of record as of July 19, 2002.

7. CAPITAL STOCK

AUTHORIZED AND OUTSTANDING CAPITAL

        At June 30, 2002 and December 31, 2001, the total number of shares authorized and outstanding were as follows:

	June 30, 2002		December 31, 2001
	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $0.01 par value	100,000,000	38,488,226	100,000,000	28,462,926
Non-voting common stock, $0.01 par value	50,000,000	—	50,000,000	—
Series A preferred stock, $0.01 par value	20,000,000	750,000	20,000,000	750,000

SALE OF COMMON STOCK

        On February 28, 2002, the Company sold an aggregate of 1,818,179 shares of common stock in two concurrent offerings at an initial purchase price of $27.50 per share. The net proceeds of both offerings, which totaled approximately $47,016 after discounts and expenses, were used to reduce the outstanding indebtedness under the Company's unsecured revolving loan.

        On May 6, 2002, the Company sold an aggregate of 7,500,000 shares of common stock at an initial price of $27.25 per share. The net proceeds of the offering, which totaled approximately $202,460 after discounts and expenses, were initially used to reduce the Company's outstanding indebtedness under the revolving loan and used as working capital until May 31, 2002. On May 31, 2002, the Company used approximately $124,480 of the net proceeds to acquire 50% of Simon's interest in Arizona Mills and 75% of Simon's interests in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills. On June 28, 2002, the Company used approximately $30,910 of the net proceeds to acquire the ownership interest in Opry Mills that it did not already own. (see Note 10).

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars In Thousands except share, unit and per share data)

7. CAPITAL STOCK (continued)

EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share as of the three and six months ended June 30, 2002 and 2001, respectively:

	Three Months Ended June 30,
	2002	2001
Numerator for basic earnings per share	$11,443	$6,333

Numerator for diluted earnings per share	$11,533	$6,385

Denominator:
Denominator for basic earnings per share—weighted average shares	35,344	23,985
Unvested Restricted Stock Awards—weighted average shares	(389)	(258)

Denominator for basic earnings per share—adjusted weighted average shares	34,955	23,727
Effect of dilutive securities:
Employee stock options and restricted stock awards	868	508

Denominator for diluted earnings per share—adjusted weighted average shares	35,823	24,235

Basic earnings per share	$0.33	$0.27

Diluted earnings per share	$0.32	$0.26

	Six Months Ended June 30,
	2002	2001
Numerator for basic earnings per share	$21,312	$1,530

Numerator for diluted earnings per share	$21,508	$1,540

Denominator:
Denominator for basic earnings per share—weighted average shares	32,266	23,746
Unvested Restricted Stock Awards—weighted average shares	(389)	(258)

Denominator for basic earnings per share—adjusted weighted average shares	31,877	23,488
Effect of dilutive securities:
Employee stock options and restricted stock awards	865	380

Denominator for diluted earnings per share—adjusted weighted average shares	32,742	23,868

Basic earnings per share	$0.67	$0.07

Diluted earnings per share	$0.66	$0.06

STOCK OPTION PLANS

        In July 2002, we changed our method of accounting for stock-based compensation to the fair value based method which is the preferred method of accounting as provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation. The effect of the change in accounting for stock-based compensation will be to recognize stock compensation expense over the vesting period for those stock options granted on or after January 1, 2002. For stock options granted prior to January 1, 2002, we will continue to apply the provisions under Accounting Principles Board Opinion No. 25 unless the stock options are modified or settled for cash. The impact of modifying our accounting is not expected to have a material effect on our financial position or results of operations. We estimate that during 2002, our compensation expense related to stock options will be less than $5 using the Black-Scholes pricing model based on the stock options issued through June 30, 2002.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars In Thousands except share, unit and per share data)

8. MINORITY INTERESTS

        Minority interests represent the interests of the unitholders in the Operating Partnership not held by the Company. The minority interest is adjusted at each period end to reflect the ownership percentage at that particular time. The minority interest was 30.16% and 37.11% at June 30, 2002 and December 31, 2001, respectively.

        Limited partnership units in the Operating Partnership (16,620,811 outstanding as of June 30, 2002 and 16,797,152 as of December 31, 2001) that were not held by the Company are exchangeable for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect. The common shares that become exercisable under the Series A Warrant have not been considered in the computation of per share data, as they are anti-dilutive for all periods presented. Certain options outstanding were not included in the computation of diluted earnings per share because the exercise price was higher than the average market price of common stock for the applicable periods and/or because the conditions which must be satisfied prior to issuance of any such shares were not achieved during the applicable periods, and therefore, the effect would be anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

        The Company is subject to the risks inherent in the development, ownership and operation of commercial real estate. These risks include, among others, those normally associated with changes in the general economic climate, trends in the retail industry, including creditworthiness of retailers, competition for retailers, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws.

        The Company currently is subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

        As of June 30, 2002, the Company had outstanding letters of credit totaling $483 which were provided to certain utility companies and The Ministry of Finance of the Province of Ontario, Canada as security for certain performance criteria.

10. ACQUISITIONS

        On May 31, 2002, the Company, through the Operating Partnership, acquired 50% of Simon's interest in Arizona Mills and 75% of Simon's interests in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills ("Acquired Centers") based upon an arm's length transaction. Taubman acquired the remaining 50% of Simon's interest in Arizona Mills and Kan Am, another joint venture partner in each of the partnerships and a long time private equity source to the Company, acquired the remaining 25% of Simon's interests in the other four properties. The total consideration paid by the Company for the interests in the properties was approximately $124,239 in cash.

        On June 28, 2002 the Company completed the acquisition of the interest in Opry Mills held by its partner, Opryland Attractions, Inc. (a subsidiary of Gaylord Entertainment). With this acquisition, the Company now holds 100% of the ownership interest in Opry Mills. The total consideration paid by the Company was approximately $31,500 in cash based upon an arm's length transaction.

        The Company will continue to reflect the results of operations from the Acquired Centers using the equity method. Additionally, the results of operations from the Company's ownership in Opry Mills will be reflected in equity earnings of unconsolidated joint ventures through June 30, 2002 and will be consolidated effective June 28, 2002.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars In Thousands except share, unit and per share data)

        The following unaudited pro-forma results of operations reflect the Company's acquisition of Simon's interest in the Acquired Centers and the Company's acquisition of the interest in Opry Mills that it did not already own as if these transactions occurred on January 1, 2001. In the Company's opinion, all significant adjustments necessary to reflect the effects of the sale of common stock, the use of the net proceeds there from and the acquisition of property interests have been made.

	Pro Forma Six Months Ended June 30, (unaudited)
	2002	2001
Rental income	$54,034	$52,165
Net income	$25,997	$5,139
Net income per share—basic	$0.70	$0.17
Net income per share—diluted	$0.69	$0.16

11.  NON-CASH INVESTING AND FINANCING INFORMATION

        In June 2002, the Company completed the acquisition of the interest in Opry Mills that it did not already own from its partner, Opryland Attractions, Inc. (a subsidiary of Gaylord Entertainment). With this acquisition, the Company now holds 100% of the ownership interests in Opry Mills. Prior to the acquisition the Company owned a 66.7% residual sharing percentage and a 66.7% capital contribution percentage.

        Opry Mills was accounted for under the equity method until it was acquired in June 2002. As of June 30, 2002 the Opry Mills balance sheet is now consolidated with the Company. The amounts consolidated as a result of this transaction were as follows:

Net real estate and development assets	$171,040
Cash and cash equivalents	2,722
Accounts receivable	2,572
Deferrred costs, net and other assets	31,665
Loans payable	(172,873)
Accounts payable and other liabilities	(4,216)

The Company's cost to acquire Opry Mills	$30,910

12. NEW ACCOUNTING PRONOUNCEMENT

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds FASB Statement No. 44, "Accounting for Intangible Assets or Motor Carriers," and amends FASB Statement No. 13, "Accounting for Leases." Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company expects that the impact of adopting SFAS No. 145 will result in restating prior year extraordinary losses from extinguishment of debt so that they are reflected as part of ordinary income. The Company does not expect that any other provisions of SFAS No. 145 will materially impact the Company subsequent to adoption.

THE MILLS CORPORATION
(Unaudited)

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Except as otherwise required by the context, references in this Form 10-Q to "we," "us," "our" and the "Company" refer to The Mills Corporation and its direct and indirect subsidiaries, including The Mills Limited Partnership, and references in this Form 10-Q to the "Operating Partnership" refer to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner. The following discussion and analysis of financial condition should be read in conjunction with the Company's unaudited financial statements for the three and six months ended June 30, 2002 and 2001 and the audited Consolidated Financial Statements of the Company and Notes thereto for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002. Historical results set forth in the Consolidated Financial Statements are not necessarily indicative of the future financial position and results of operations of the Company.

        The Mills Corporation is a fully integrated, self managed real estate investment trust that conducts all of its business through the Operating Partnership, in which we own a 1% interest as the sole general partner and a 68.84% interest as a limited partner as of June 30, 2002. Through the Operating Partnership, we are engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of a portfolio consisting of twelve super-regional, retail and entertainment-oriented centers, one urban entertainment/retail project, two community centers, and a portfolio of forty-six single tenant net lease properties ("Net Lease Properties"). Additionally, the Operating Partnership owns MillsServices Corp.("MSC"), which was formed to provide development, management, leasing and financial services to entities owned by affiliates of the Company. MSC owns 100% of Mills Enterprises, Inc., an entity that now owns 60% of FoodBrand L.L.C., the Company's food and beverage entity created in 1999 to master lease, manage and operate food courts and restaurants at the Company's malls.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to real estate and development assets, revenue recognition in conjunction with providing development, leasing and management services and equity in earnings of unconsolidated joint ventures. A summary of the Company's accounting policies and procedures are included in footnote 2 of the December 31, 2001 consolidated financial statements and accompanying notes. Management believes the following critical accounting policies among others affect its more significant judgment of estimates used in the preparation of its consolidated financial statements.

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

THE MILLS CORPORATION
(Unaudited)

        Costs incurred during predevelopment are capitalized after management has identified and secured a site, determined that a project is feasible, and concluded that it is probable that the project will proceed. The Operating Partnership has invested significant amounts of capital in several predevelopment projects. While management believes it will recover this capital through the successful development of such projects, or through other alternative opportunities and courses of action, in the event that such development cannot proceed, it is possible that a significant write-off of unrecoverable amounts could occur. A material write-off could impact the financial condition of the Operating Partnership, including its ability to comply with certain covenant tests under various debt agreements of the Company. A material write-off could also impact the Company's ability to obtain funding for future development projects.

        Income producing properties are individually evaluated for impairment when various conditions exist which may indicate that it is probable that the sum of expected undiscounted future cash flows (on an undiscounted basis) from a property are less than its historical net cost basis. Upon determination that a permanent impairment has occurred, the Company records an impairment charge equal to the excess of historical cost basis over fair value.

Revenue Recognition

        The Company, as lessor, has retained substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Minimum rent from income producing properties is recognized on a straight-line basis over the terms of the respective leases. Percentage rent is recognized when a tenant's sales have reached certain levels specified in the respective tenant's leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

        MSC has entered into agreements with the real estate joint ventures to provide management, leasing, development and financial services for the joint venture properties. For management services, MSC is entitled to a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate per square foot of space leased that is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the predevelopment stage of the project and subsequently recognized ratably during the development period once a development agreement is executed. For financial services, MSC receives an agreed upon percentage of the total loan commitment which is recognized when a construction loan or permanent loan is executed by the lender. Costs incurred to provide leasing, development and financial services are capitalized when incurred and subsequently expensed as the fee is earned. Other fee income from unconsolidated joint ventures reflects the fees earned from providing leasing, development and financing services, net of the estimated costs incurred to provide these services.

Investment in Unconsolidated Joint Ventures

        The Company does not consider itself to be in control of joint ventures when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures under the equity method.

        The Company calculates the equity in income or loss earned from its unconsolidated joint ventures based on its estimate of anticipated stabilized cash flows as they would be distributed to each partner. Generally, under the terms of the respective joint venture agreement, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with residual sharing percentages. Cash flow from capital events, including refinancing and asset sales, is allocated first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages.

THE MILLS CORPORATION
(Unaudited)

Financial Overview

        Fluctuations in the Company's results of operations from period to period are partially affected by acquisitions, dispositions, new assets placed in service, and other business transactions generated from the Company's pursuit to develop new shopping centers, expand existing shopping centers, and build on other retail alternatives that leverage the Company's existing portfolio. The following is a summary of new shopping center openings, acquisitions and dispositions for the three and six months ended June 30, 2002 and 2001.

        For the three and six months ended June 30, 2002, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of four wholly-owned shopping centers, including The Oasis at Sawgrass, two community centers, including Concord Mills Marketplace which opened in October 2001, the equity in earnings of nine unconsolidated joint ventures, including Discover Mills which opened in November 2001, forty-six Net Lease Properties and the operations of MSC which accounts for its interest in FoodBrand using the equity method.

        In June 2002, the Company acquired the interest in Opry Mills that it did not already own from its partner, Opryland Attractions, Inc. (a subsidiary of Gaylord Entertainment). The operations of Opry Mills has been reflected in equity in earnings for the three and six months ended June 30, 2002 and 2001 and will be consolidated effective July 1, 2002.

        In May 2002, the Operating Partnership, together with two joint venture partners, Taubman Centers and Kan Am, a long time private equity source of the Company and joint venture partner which holds approximately 24.4% of the limited partnership units of the Operating Partnership as of June 30, 2002, acquired Simon Property Group's interests in Ontario Mills, Grapevine Mills, Arizona Mills, Concord Mills and Arundel Mills. The Company acquired 50% of Simon's interest in Arizona Mills and 75% of Simon's interests in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills. Taubman acquired the remaining 50% of Simon's interest in Arizona Mills and Kan Am acquired the remaining 25% of Simon's interests in the other four properties. The operations of these unconsolidated joint ventures continue to be reflected through equity in earnings at the Company's increased ownership during the period from June 1, 2001 through June 30, 2002 and the Company's preacquisition ownership during the period from January 1, 2002 through May 31, 2002.

        In November 2001, the Operating Partnership acquired Kan Am's interest in Mills—Kan Am Sawgrass Phase 3 Limited Partnership, the joint venture that owns The Oasis at Sawgrass, in exchange for 1,245,000 limited partnership units of the Operating Partnership. As a result of this transaction, the Company owns 100% of The Oasis at Sawgrass. Additionally, in October 2001, the Company sold a 40% interest in FoodBrand L.L.C. to privately-held Panda Restaurant Group.

        For the three and six months ended June 30, 2001, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of the Company's four wholly-owned shopping centers, the equity in earnings of nine unconsolidated joint ventures, including The Oasis at Sawgrass, forty-six Net Leased Properties and the operations of MSC which consolidated the FoodBrand operations prior to the sale of a 40% interest to Panda in October 2001.

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001

        Minimum rent for the three months ended June 30, 2002 increased $0.9 million (3.6%) as compared with the three months ended June 30, 2001. The increase was primarily due to the acquisition of the outstanding joint venture interest in The Oasis at Sawgrass in October 2001 and the opening of Concord Mills Marketplace also in October 2001 which contributed to a combined $1.7 million towards the increase. Excluding the impact of The Oasis at Sawgrass and the grand opening of Concord Marketplace, minimum rents decreased $0.8 million due to a decrease in occupancy at Potomac Mills and Franklin Mills.

        Recoveries from tenants for the three months ended June 30, 2002 decreased $0.4 million (2.9%) as compared with the three months ended June 30, 2001 primarily due to the loss of $0.8 million of recoveries associated with the settlement of pro ration amounts in conjunction with the Company's sale of strip centers ("Disposed Properties") in the third quarter of 2000. This decrease is partially offset by increased recoveries of $0.6 million as a result of the acquisition of the outstanding joint venture interest in The Oasis at Sawgrass in October 2001 and higher property tax recoveries at Sawgrass Mills due to a property tax reassessment.

THE MILLS CORPORATION
(Unaudited)

        Other property revenue for the three months ended June 30, 2002 decreased $0.5 million (15.5%) as compared with the three months ended June 30, 2001. The decrease reflects a loss of $1.1 million associated with the Disposed Properties, partially offset by higher temporary lease income due to lower occupancy, an increase in income from the Company's pushcart program and higher termination income.

        Management fee income from unconsolidated joint ventures for the three months ended June 30, 2002 increased $0.5 million (19.5%) as compared with the three months ended June 30, 2001. The increase primarily resulted from management fees generated by the opening of Discover Mills in late 2001 and additional fees earned from the Acquired Centers that were previously earned by Simon.

        Other fee income from unconsolidated joint ventures for the three months ended June 30, 2002 increased $0.5 million (28.4%) as compared with the three months ended June 30, 2001. The increase is due to the timing of development activity at Madrid Xanadú and St. Louis Mills, partially offset by the timing of development activity at Discover Mills and Colorado Mills, lower finance fees from refinancing at The Block at Orange and The Oasis at Sawgrass in the second quarter of 2001 and no joint venture refinancings in the second quarter of 2002.

        Recoverable expenses from tenants for the three months ended June 30, 2002 increased $1.0 million (10.5%) as compared with the three months ended June 30, 2001. The increase relates to the acquisition of the outstanding joint venture interest in The Oasis at Sawgrass in October of 2001 which contributed $0.6 million towards the increase. Additionally, an increase in real estate taxes at Sawgrass Mills due to a property tax reassessment in 2001 contributed $0.4 million towards the increase.

        Other operating expenses for the three months ended June 30, 2002 increased $0.8 million (150.0%) as compared to the three months ended June 30, 2001. The increase reflects operating expenses associated with the Company's pushcart program as a result of opening Discover Mills in November 2001. Additionally, in 2001, the Company recovered previously expensed legal costs totaling $0.6 million in conjunction with the favorable settlement of litigation.

        Depreciation and amortization for the three months ended June 30, 2002 increased $0.7 million (7.4%) as compared with the three months ended June 30, 2001. The increase was related to the acquisition of The Oasis at Sawgrass and the opening of Concord Mills Marketplace which contributed a combined $1.1 million towards the increase. Additionally, the increase reflects depreciation and amortization of capital improvements made subsequent to June 30, 2001, partially offset by the de-consolidation of FoodBrand as a result of selling a 40% interest in FoodBrand to the Panda Restaurant Group.

        Equity in earnings of unconsolidated joint ventures before extraordinary items for the three months ended June 30, 2002 increased $2.2 million (234.3%) as compared to the three months ended June 30, 2001. The increase is attributable to the opening of Discover Mills in November 2001, positive overall growth in net income at Ontario Mills, Grapevine Mills, Arizona Mills, Concord Mills and Arundel Mills and an increased ownership in these aforementioned centers as a result of the Company's acquisition of part of Simon's interest in these centers. The consolidation of The Oasis at Sawgrass, which generated a loss in 2001, contributed further to these increases as a result of its acquisition and consolidation in October 2001, a decrease in LIBOR rates which contributed to lower interest expense at Katy Mills and Concord Mills and land sales at Discover Mills and Colorado Mills contributed to the increase. Partially offsetting these increases were net losses generated by the Company's retail operations managed by MSC. For a more detailed discussion, see management's discussion and analysis of the Company's unconsolidated joint venture operations without regard to our pro-rata share of these operations.

        Interest income for the three months ended June 30, 2002 increased $1.2 million (116.6%) as compared to the three months ended June 30, 2001. The increase was due to interest earned on our advances to joint ventures including Meadowland Mills, Katy Mills and St. Louis Mills and interest income earned on the $202.5 million raised from the equity offering in early May 2002. Additional interest income was also earned on tax incremental financing bonds acquired from the City of Hazelwood, Missouri in May 2001 in conjunction with the future development of St. Louis Mills.

THE MILLS CORPORATION
(Unaudited)

        Interest expense, net for the three months ended June 30, 2002 decreased $3.0 million (19.9%) as compared with the three months ended June 30, 2001. The decrease was due to a lower LIBOR rate in 2002 and lower interest expense on the Company's term loan as a result of a $5 million paydown made in June 2001 and another $5 million paydown made in conjunction with the term loan refinancing in May 2002. Also contributing to the decrease was higher capitalized interest costs as a result of our increased development pipeline which was funded previously through equity offerings. These decreases were partially offset by the Sawgrass Mills refinancing in July 2001 at a higher interest rate, and the consolidation of The Oasis at Sawgrass in October 2001.

        Other income (expense) for the three months ended June 30, 2002 increased $1.2 million (161.2%) as compared to the three months ended June 30, 2001. The increase is due to a land sale gain of $2.5 million, partially offset by costs incurred to identify new development sites and shopping centers to be potentially acquired in 2002 of approximately $0.6 million. Additionally, the operations of Foodbrand are no longer included in other income (expense) as a result of selling 40% of the operations to Panda Restaurant Group in the fourth quarter of 2001.

        There were no extraordinary losses on debt extinguishment for the three months ended June 30, 2002 as compared to $0.1 million for the three months ended June 30, 2001. The $0.1 million in extraordinary losses from debt extinguishment represents the Company's share of the loss recognized as a result of refinancing the debt on The Block at Orange.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001

        Minimum rent for the six months ended June 30, 2002 increased $1.9 million (3.6%) as compared with the six months ended June 30, 2001. The increase was primarily due to the acquisition of the outstanding joint venture interest in The Oasis at Sawgrass in October 2001 and the opening of Concord Mills Marketplace in October 2001, both of which contributed a combined $3.3 million towards the increase. Excluding the impact of The Oasis at Sawgrass and grand opening of Concord Marketplace, minimum rents decreased $1.4 million due to the loss of minimum rents associated with the Disposed Properties of $0.4 million and due to a decrease in occupancy at Potomac Mills and Franklin Mills.

        Recoveries from tenants for the six months ended June 30, 2002 increased $0.1 million (0.4%) as compared with the six months ended June 30, 2001 primarily due to increased recoveries of $1.1 million as a result of the acquisition of the outstanding joint venture interest in The Oasis at Sawgrass in October 2001 and higher property tax recoveries at Sawgrass Mills due to a property tax reassessment, partially offset by the loss of $0.8 million of recoveries associated with the Disposed Properties.

        Other property revenue for the six months ended June 30, 2002 increased $1.0 million (18.6%) as compared with the six months ended June 30, 2001. The increase primarily reflects higher temporary lease income due to lower occupancy, higher termination income and an increase in income from the Company's pushcart program, partially offset by a loss of $1.1 million associated with the Disposed Properties.

        Management fee income from unconsolidated joint ventures for the six months ended June 30, 2002 increased $0.2 million (4.4%) as compared to the six months ended June 30, 2001. The increase primarily resulted from management fees as a result of the opening of Discover Mills in late 2001 and additional fees earned from the Acquired Centers that were previously earned by Simon. The increase is partially offset by the loss of management fees from The Oasis at Sawgrass which is now consolidated as a result of us acquiring the outstanding joint venture interest in the entity in late 2001.

        Other fee income from unconsolidated joint ventures for the six months ended June 30, 2002 decreased $1.7 million (32.9%) as compared with the six months ended June 30, 2001. The decrease is due to the timing of development activity at Discover Mills and Colorado Mills partially offset by the timing of development activity at Madrid Xanadú and St. Louis Mills and lower finance fees due to the timing of The Block at Orange and The Oasis at Sawgrass refinancing in the second quarter of 2001, the Discover Mills refinancing in late 2001 and the Colorado Mills refinancing in the first quarter of 2002.

THE MILLS CORPORATION
(Unaudited)

        Recoverable expenses from tenants for the six months ended June 30, 2002 increased $1.8 million (9.2%) as compared with the six months ended June 30, 2001. The increase relates to the acquisition of the outstanding joint venture interest in The Oasis at Sawgrass in October of 2001 which contributed $1.2 million towards the increase. Additionally, an increase in real estate taxes at Sawgrass Mills due to a property tax reassessment in 2001 contributed $0.7 million towards the increase.

        Other operating expenses for the six months ended June 30, 2002 increased $1.3 million (89.0%) as compared with the six months ended June 30, 2001. The increase reflects operating expenses associated with the Company's pushcart program as a result of opening Discover Mills in November 2001 and higher landlord contribution towards Franklin Mills and Gurnee Mills advertising budget. Additionally, in 2001 the Company recovered previously expensed legal costs totaling $0.6 million in conjunction with the favorable settlement of litigation. The increases were partially offset by lower bad debts.

        Depreciation and amortization for the six months ended June 30, 2002 increased $1.7 million (8.9%) as compared with the six months ended June 30, 2001. The increase was related to the consolidation of The Oasis at Sawgrass and the opening of Concord Mills Marketplace which contributed a combined $2.2 million towards the increase. Additionally, the increase reflects depreciation and amortization of capital improvements made subsequent to June 30, 2001, partially offset by the de-consolidation of FoodBrand as a result of the sale of a 40% interest in FoodBrand to the Panda Restaurant Group.

        Equity in earnings of unconsolidated joint ventures before extraordinary items for the six months ended June 30, 2002 increased $7.2 million as compared to the six months ended June 30, 2001. The increase is attributable to the opening of Discover Mills in November 2001, positive overall growth in net income at Ontario Mills, Grapevine Mills, Arizona Mills, Concord Mills and Arundel Mills as well as an increased ownership in these centers as a result of the Company's acquisition of part of Simon's interest in these centers. The consolidation of The Oasis at Sawgrass, which generated a loss in 2001, a decrease in LIBOR rates which contributed to lower interest expense at Katy Mills and Concord Mills and land sales at Discover and Colorado Mills also contributed to the increase. Partially offsetting these increases were net losses generated by the Company's retail operations managed by MSC. For a more detailed discussion, see management's discussion and analysis of the Company's unconsolidated joint venture operations without regards to our prorata share of these operations.

        Interest income for the six months ended June 30, 2002 increased $1.6 million (85.9%) as compared with the six months ended June 30, 2001. The increase was due to interest earned on our advances to joint ventures including Meadowland Mills, Katy Mills and St. Louis Mills, interest income earned on the $202.5 million raised from our equity offering in early May 2002 and additional interest income earned on tax incremental financing bonds acquired from the City of Hazelwood, Missouri in May 2001 in conjunction with the future development of St. Louis Mills.

        Interest expense, net for the six months ended June 30, 2002 decreased $4.9 million (16.3%) as compared with the six months ended June 30, 2001. The decrease was due to a lower LIBOR rate in 2002 and lower interest expense on the Company's line of credit due to a lower average loan balance resulting from the Company's equity offerings in February and May of 2002, lower interest expense on the term loan as a result of a $5 million paydown made in June 2001 and another $5 million paydown made in conjunction with the term loan refinancing in June 2002 and an increase in capitalized interest as a result of our increased development pipeline. These increases were partially offset by the Sawgrass Mills refinancing in July 2001 at a higher interest rate, the consolidation of The Oasis at Sawgrass in October 2001, the February refinancing of Potomac Mills and Gurnee Mills which resulted in a higher loan balance and interest rate and a full six months of interest related to the series A preferred stock offering.

        Other income (expense) for the six months ended June 30, 2002 was $1.9 million, an increase of $3.1 million when compared to a loss of $1.2 million for the six months ended June 30, 2001. The increase is due to a land sale gain of $2.5 million and because of a write off of the Company's investment in its mid-town Atlanta entertainment and retail project in 2001 totaling $2.7 million, partially offset by costs incurred to identify new development sites and shopping centers to be potentially acquired in 2002 of approximately $0.6 million. Additionally, the operations of FoodBrand are no longer included in other income (expense) as a result of selling 40% of the operations to Panda Restaurant Group in the fourth quarter of 2001.

THE MILLS CORPORATION
(Unaudited)

        There were no extraordinary losses on debt extinguishment for the six months ended June 30, 2002 as compared to $16.3 million for the six months ended June 30, 2001. The $16.3 million in losses resulted from the refinancing of the Potomac Mills/Gurnee Mills mortgage loan which contributed $16.2 million to the loss and our share of the extraordinary losses incurred to refinance debt on The Block at Orange totaling $0.1 million.

Unconsolidated Joint Ventures

        We conduct our business through our Operating Partnership, wholly-owned subsidiaries and affiliates. The consolidated financial statements include accounts of the Company and all subsidiaries that we control. We do not consider ourselves to be in control of an entity when major business decisions require the approval of at least one other general partner. Accordingly, we account for our investments by joint ventures under the equity method. Because a significant number of our shopping centers are operated by joint ventures, we have expanded management's discussion and analysis of financial condition and results of operations to discuss the results of operations of the unconsolidated joint ventures without regard to our pro rata share of these operations. The table below provides the income statement of the unconsolidated joint ventures for the three and six months ended June 30, 2002 and 2001 and is followed by management's discussion of the unconsolidated joint venture results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Minimum rent	$47,157	$43,123	$94,132	$86,745
Percentage rent	211	340	580	1,009
Recoveries from tenants	19,531	16,950	37,499	34,025
Other property revenue	4,889	2,775	8,957	6,490

Total operating revenues	71,788	63,188	141,168	128,269

EXPENSES:
Recoverable from tenants	17,780	15,067	33,880	30,502
Other operating	3,921	4,194	7,919	8,467
Depreciation and amortization	24,996	22,055	49,327	43,850

Total operating expenses	46,697	41,316	91,126	82,819

	25,091	21,872	50,042	45,450
OTHER INCOME AND EXPENSE:
Interest income	883	874	1,667	2,219
Interest expense, net	(22,189)	(22,130)	(43,432)	(45,732)
Other income (expense)	1,669	1,069	7,464	2,199

INCOME BEFORE EXTRAORDINARY LOSSES	5,454	1,685	15,741	4,136
Extraordinary losses on debt extinguishment	—	(442)	—	(442)

NET INCOME	$5,454	$1,243	$15,741	$3,694

OPERATING PARTNERSHIP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	$3,196	$956	$9,347	$2,067

THE MILLS CORPORATION
(Unaudited)

Acquisition of Additional Joint Venture Interests

        On May 31, 2002, we, through the Operating Partnership, completed our acquisition of 50% of Simon's interest in Arizona Mills and 75% of Simon's interests in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills. Taubman acquired the remaining 50% of Simon's interest in Arizona Mills, and Kan Am acquired the remaining 25% of Simon's interest in the Acquired Centers. The total consideration paid by us for the interests in the Properties was approximately $124 million in cash. The cash portion of the purchase price was funded by our equity offering of 7.5 million shares of common stock which closed on May 6, 2002. For additional discussion on the common stock offering, see Equity Transactions.

        On June 28, 2002 we completed the acquisition of the interest in Opry Mills that we did not already own from our partner, Opryland Attractions, Inc. (a subsidiary of Gaylord Entertainment). With this acquisition, we now own 100% of Opry Mills. The total consideration paid by the Company was approximately $31 million in cash. The cash portion of the purchase price for Simon's interest and the Opry Mills transaction was funded by our aforementioned equity offering of 7.5 million shares of common stock which closed on May 6, 2002.

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001 for the unconsolidated joint ventures without regard to the Company's pro-rata share of these operations.

        Minimum rent for the three months ended June 30, 2002 increased $4.0 million (9.4%) as compared with the three months ended June 30, 2001. The increase is a result of the opening of Discover Mills in November 2001, new tenants added to Ontario Mills in late 2001 and higher occupancy at Arundel Mills. These factors contributed $5.9 million in additional minimum rent as compared to the prior year. Partially offsetting these increases was the loss of minimum rent from consolidating The Oasis at Sawgrass of $1.4 million. Additionally, there was a modest decline in minimum rents at several joint venture properties due to decreased occupancy.

        Recoveries from tenants for the three months ended June 30, 2002 increased $2.6 million (15.2%) as compared with the three months ended June 30, 2001. The increase is a result of the opening of Discover Mills in November 2001 which contributed $2.1 million of the increase and increased recoverable expenses at Katy Mills and Arizona Mills, partially offset by lower recoverable expenses at other joint venture centers.

        Other property revenue for the three months ended June 30, 2002 increased $2.1 million (76.2%) as compared with the three months ended June 30, 2001 due to the opening of Discover Mills in November 2001 which contributed $0.3 million towards the increase. Additionally, higher temporary tenant income due to lower occupancy, higher income generated by the Company's pushcart program and termination income all contributed to the increase.

        Recoverable expenses from tenants for the three months ended June 30, 2002 increased $2.7 million (18.0%) as compared with the three months ended June 30, 2001 due to the opening of Discover Mills in November 2001 in addition to higher recovery expenses at Katy Mills and Arizona Mills. These increases were partially offset by the reduction of recoverable expenses as a result of consolidating The Oasis at Sawgrass in October 2001 and savings in recoverable expenses at other joint venture centers in the portfolio.

        Other operating expenses for the three months ended June 30, 2002 decreased $0.3 million (6.5%) as compared with the three months ended June 30, 2001. The decrease primarily reflects lower bad debts and the consolidation of The Oasis at Sawgrass in October 2001, partially offset by increased expenses from the opening of Discover Mills in November 2001.

THE MILLS CORPORATION
(Unaudited)

        Depreciation and amortization for the three months ended June 30, 2002 increased $2.9 million (13.3%) as compared with the three months ended June 30, 2001. The increase reflects additional depreciation and amortization as a result of opening Discover Mills in late 2001 totaling approximately $2.7 million, an increase in capital expenditures at Arundel Mills in conjunction with its lease up, and depreciation for FoodBrand following its de-consolidation as a result of selling a 40% interest to Panda Restaurant Group in October 2001. The increase in depreciation and amortization expense is partially offset by a decrease of $0.9 million as a result of consolidating The Oasis at Sawgrass in October 2001.

        Interest expense, net for the three months ended June 30, 2002 increased $0.1 million (0.3%) as compared with the three months ended June 30, 2001. The increase reflects interest expense incurred as a result of opening Discover Mills in November 2001 and higher construction debt balances at Arundel Mills and Opry Mills, offset by lower LIBOR rates on floating rate debt, the elimination of joint venture interest expense associated with the consolidation of The Oasis at Sawgrass in the fourth quarter of 2001 and higher construction loan balances for residual land development.

        Other income (expense) for the three months ended June 30, 2002 increased $0.6 million (56.1%) as compared to the three months ended June 30, 2001. The increase primarily reflects a gain from the sale of land at Discover Mills and Colorado Mills totalling $1.8 million, partially offset by a decrease in other income (expense) from the de-consolidation of the FoodBrand operations in 2002 following the sale of a 40% interest to Panda Restaurant Group in the fourth quarter of 2001, losses from the Company's investment in various retail concepts and the loss of tax incremental financing income earned by Katy Mills due to the repayment of the bonds.

        There were no extraordinary losses on debt extinguishment for the three months ended June 30, 2002 as compared to $0.4 million for the three months ended June 30, 2001. The $0.4 million in extraordinary losses from debt extinguishment resulted from the refinancing of the debt on The Block at Orange.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001 for the unconsolidated joint ventures without regard to the Company's pro-rata share of these operations

        Minimum rent for the six months ended June 30, 2002 increased $7.4 million (8.5%) as compared with the six months ended June 30, 2001. The increase is a result of the opening of Discover Mills in November 2001, new tenants added to Ontario Mills in late 2001 and higher occupancy at Arundel Mills. These factors contributed $11.4 million in additional minimum rent as compared to the prior year. Partially offsetting these increases was the loss of minimum rent totaling $2.8 million from the consolidation of The Oasis at Sawgrass during the fourth quarter of 2001. Additionally, there was a modest decline in minimum rents at several joint venture properties due to decreased occupancy.

        Recoveries from tenants for the six months ended June 30, 2002 increased $3.5 million (10.2%) as compared with the six months ended June 30, 2001. The increase is due primarily to the opening of Discover Mills in November of 2001, partially offset by the consolidation of The Oasis at Sawgrass in October 2001. Additionally, there were higher recoverable expenses at Katy Mills and Arizona Mills that were offset by recoverable expense savings at other centers.

THE MILLS CORPORATION
(Unaudited)

        Other property revenue for the six months ended June 30, 2002 increased $2.5 million (38.0%) as compared with the six months ended June 30, 2001 due to the opening of Discover Mills in November 2001 which contributed $0.7 million towards the increase. Additionally, higher temporary tenant income due to lower occupancy, higher income generated by the Company's pushcart program and termination income contributed to the increase.

        Recoverable expenses from tenants for the six months ended June 30, 2002 increased $3.4 million (11.1%) as compared with the six months ended June 30, 2001. The increase is due to the opening of Discover Mills in November 2001 and an increase in recoverable expenses at Katy Mills and Arizona Mills, partially offset by the reduction in recoverable expenses from The Oasis at Sawgrass as a result of the consolidation of this center in October 2001 and savings in recoverable expenses at other centers.

        Other operating expenses for the six months ended June 30, 2002 decreased $0.5 million (6.5%) as compared with the six months ended June 30, 2001. The decrease reflects lower legal expenses at Ontario Mills due to a 2001 legal settlement, lower bad debts and the consolidation of The Oasis at Sawgrass in October 2001. This decrease in expenses is partially offset by increased expenses from the opening of Discover Mills in November 2001.

        Depreciation and amortization for the six months ended June 30, 2002 increased $5.5 million (12.5%) as compared with the six months ended June 30, 2001. The increase reflects additional depreciation and amortization as a result of opening Discover Mills in November 2001, an increase in capital expenditures at Arundel Mills in conjunction with its lease up, and depreciation for FoodBrand following its de-consolidation as a result of selling a 40% interest to Panda in October 2001. The increase in expense is partially offset by the consolidation of The Oasis at Sawgrass in October 2001.

        Interest income for the six months ended June 30, 2002 decreased $0.6 million (24.9%) as compared with the six months ended June 30, 2001 primarily due to a decrease in interest rates.

        Interest expense, net for the six months ended June 30, 2002 decreased $2.3 million (5.0%) as compared with the six months ended June 30, 2001. The decrease reflects lower LIBOR rates on floating rate debt and the consolidation of The Oasis at Sawgrass in the fourth quarter of 2001. The decreases were partially offset by higher interest expense incurred as a result of opening Discover Mills in November 2001 and higher construction debt balances at Arundel Mills and Opry Mills.

        Other income (expense) for the six months ended June 30, 2002 increased $5.3 million (239.4%) compared to the six months ended June 30, 2001. The increase reflects gains from the sale of land at Discover Mills and Colorado Mills in 2002 totaling $6.6 million, partially offset by a loss of tax incremental financing income earned by Katy Mills due to the repayment of the bonds and losses from the Company's investment in various retail concepts, partially offset by higher tax incremental income earned by Concord Mills.

        There were no extraordinary losses on debt extinguishment for the six months ended June 30, 2002 as compared to $0.4 million for the six months ended June 30, 2001. The $0.4 million in extraordinary loss from debt extinguishment resulted from the refinancing of The Block at Orange's debt balance.

THE MILLS CORPORATION
(Unaudited)

Cash Flows

        Net cash provided by operating activities increased by approximately $0.5 million (1.4%) to $35.9 million for the six months ended June 30, 2002 as compared to $35.4 million for the six months ended June 30, 2001. This increase resulted from increased operational income, partially offset by payments of accounts payable. Net cash used in investing activities increased by $189.9 million to $246.8 million for the six months ended June 30, 2002 as compared to $56.9 million for the six months ended June 30, 2001. The increase is primarily due to the Company's acquisition of Simon's joint venture interest in Ontario Mills, Grapevine Mills, Arizona Mills, Concord Mills and Arundel Mills, the Company's acquisition of the remaining interest in Opry Mills that it did not already own, and increased development expenditures associated with Madrid Xanadú, St. Louis Mills and Colorado Mills. Net cash provided by financing activities increased by $187.3 million to $213.0 million for the six months ended June 30, 2002 as compared to $25.7 million for the six months ended June 30, 2001. The increase was due primarily to the secondary public offerings of common stock in February 2002 and May 2002, partially offset by lower excess proceeds from debt refinancings and lower repayments of mortgages, notes and loans payable, as the debt secured by Potomac Mills, Gurnee Mills, Sawgrass Mills, The Oasis at Sawgrass and The Block at Orange were refinanced in the first and second quarters of 2001.

Funds From Operations

        We consider Funds From Operations, or "FFO", a widely used and appropriate measure of performance for an equity REIT which provides a relevant basis for comparison among REITs. FFO as defined by the National Association of Real Estate Investment Trusts, or "NAREIT", means income (loss) before minority interest (determined in accordance with accounting principles generally accepted in the United States, or "GAAP"), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We present FFO to assist investors in analyzing our performance. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (1) does not represent cash flows from operations as defined by GAAP, (2) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (3) should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance.

        FFO for the three months ended June 30, 2002 increased by $10.1 million (36.2%) to $38.0 million as compared to $27.9 million for the comparable period in 2001. FFO for the six months ended June 30, 2002 increased by $19.1 million (35.9%) to $72.1 million as compared to $53.1 million for the comparable period in 2001. FFO amounts (denoted in thousands) were calculated in accordance with NAREIT's definition of FFO and are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Funds from operations calculation:
Income before extraordinary items and minority interests	$16,916	$10,665	$32,516	$18,826
Adjustments:
Add: Depreciation and amortization of real estate assets	9,377	8,657	18,874	17,172
Add: Real estate depreciation and amortization of unconsolidated Joint Ventures	11,710	8,574	20,715	17,052

Funds from operations	$38,003	$27,896	$72,105	$53,050

THE MILLS CORPORATION
(Unaudited)

EBITDA

        Our EBITDA, defined as earnings of the Operating Partnership, before interest expense, taxes, depreciation, amortization and certain other non-cash extraordinary items (including gains or losses on sales of real estate assets) for the trailing 12 month was $235.3 million and $211.1 million at June 30, 2002 and 2001, respectively. EBITDA to interest expense coverage ratio (including our proportionate share of EBITDA and interest expense of unconsolidated joint ventures) for the trailing 12 months was 2.9 and 2.4 at June 30, 2002 and 2001, respectively. EBITDA to interest expense coverage ratio is provided as a supplemental measurement of our operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by us may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

        During the year ended December 31, 2001 and the six months ended June 30, 2002, we completed a number of capital transactions that significantly improved our balance sheet and overall liquidity. These transactions included several debt refinancings in addition to preferred and common stock issuances. For the 18 months ended June 30, 2002, we raised $477.2 million in incremental capital. Other balance sheet improvements, which include our share of joint venture operations and debt, are detailed below:

	Trailing 12 Months Ended June 30,
	2002	2001
Interest coverage ratio (earnings before interest taxes and depreciation to interest expense)	2.86	2.40
Total debt to market capitalization ratio	50.5%	60.6%
Total debt plus convertible preferred stock to market capitalization ratio	52.6%	61.8%
Weighted average maturity (in years)	5.1	5.3
Weighted average interest rate	6.7%	6.9%
Fixed rate debt percentage	75.0%	61.9%

        As of June 30, 2002, our balance of cash and cash equivalents was $11.4 million, excluding restricted cash totaling $25.5 million used to pay operating and capital expenditures of operating properties that are collateral for secured loan facilities and excluding our proportionate share of cash held in unconsolidated joint ventures. In addition to our cash reserves as of June 30, 2002, we had $137.0 million available under our revolving loan.

        The following provides greater detail of the debt and equity transactions discussed above.

Debt Transactions

        In May 2002, we refinanced and increased our unsecured revolving loan from $75 million to $175 million. The unsecured revolving loan is used to fund acquisitions and redevelopment activities and serves as a revolving capital facility. As of June 30, 2002, there was $38 million drawn on the unsecured revolving loan. Funds are available subject to certain performance measures and restrictive covenants. The unsecured revolving loan bears interest at a variable rate ranging from 175 basis points to 275 basis points over LIBOR subject to certain leverage hurdles. As of June 30, 2002 the unsecured revolving loan bore interest at LIBOR plus 2.50% and will mature in May 2005.

        Additionally in May 2002, the Company refinanced its term loan which is secured by the Operating Parthership's equity interest in Franklin Mills. The term loan was permanently reduced from $45 million to $40 million and requires two mandatory repayments of $5 million due in June 2003 and June 2004 and matures in May 2005. The interest rate payable on the term loan in LIBOR plus 2.25%.

THE MILLS CORPORATION
(Unaudited)

        Pursuant to the lines of credit, we are subject to certain performance measurements and restrictive covenants. We were in compliance with these covenants at June 30, 2002.

        At June 30, 2002, our consolidated debt was approximately $1.2 billion and our pro-rata share of unconsolidated joint venture debt was approximately $0.6 billion. Of the approximate $1.8 billion of combined debt (our consolidated debt and our share of gross unconsolidated joint venture debt), approximately $1.4 billion was fixed rate debt and $0.4 billion was variable rate debt. Scheduled principal repayments of our consolidated indebtedness and our pro-rata share of unconsolidated joint venture debt through 2006 are approximately $1.0 billion with approximately $0.8 billion due thereafter. Additionally, we have guaranteed $448 million of total gross debt of which $286 million relates to joint venture debt. We and our joint venture partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or from equity issuances.

        In March 2002, the Colorado Mills joint venture entered into a construction loan commitment of approximately $160.0 million. Amounts drawn under this commitment will be guaranteed by the Company as amounts are drawn. The loan proceeds are being used to finance the construction and lease-up of Colorado Mills. The loan bears interest at LIBOR plus 2.25% and matures in March 2005, subject to two one-year extension periods exercisable by us, provided no event of default exists at the time of extension and we pay a non-refundable extension fee of 30 basis points for each extension. In conjunction with this loan, the Colorado Mills joint venture also obtained a $10.0 million letter of credit from the lender. As of June 30, 2002, the Colorado Mills joint venture had drawn $39.4 million under the construction loan commitment and no amounts had been drawn against the letter of credit.

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

Equity Transactions

        On May 6, 2002, we sold 7,500,000 shares of common stock in a public offering at an initial price of $27.25 per share. The net proceeds from the offering totaled approximately $202.5 million after discounts and expenses. On May 31, 2002, we used approximately $124.5 million of the net proceeds to purchase a portion of Simon's interest in Ontario Mills, Grapevine Mills, Arizona Mills, Concord Mills and Arundel Mills. On June 28, 2002 we used approximately $30.9 million of the net proceeds to acquire the interest in Opry Mills that we did not already own. The remaining net proceeds of approximately $47.1 million, after discounts and expenses, were initially used to reduce our outstanding indebtedness under the revolving loan and as working capital. For a detailed discussion on these acquisitions, see Acquisition of Additional Joint Venture Interests.

        Currently, we have three effective shelf registration statements on Form S-3 on file with the Securities and Exchange Commission:

  •
  Effective October 28, 1996, we filed a universal shelf registration statement on Form S-3 to offer up to $250 million of common stock, preferred stock and common stock warrants. As of June 30, 2002, a balance of approximately $23.5 million remained available to us for issuance pursuant to this registration statement.
  •
  Effective August 24, 2001, we filed a universal shelf registration statement on Form S-3 to offer an additional $300 million in common stock and common stock warrants. As of June 30, 2002, a balance of approximately $45.6 million remained available to us for issuance pursuant to this registration statement.
  •
  Effective July 8, 2002, we filed a universal shelf registration statement on Form S-3 to offer an additional $1 billion of common stock, preferred stock, common stock warrants and preferred stock represented by depositary shares. The entire $1 billion remains available for issuance pursuant to this registration statement.

Pursuant to these registration statements, we currently may issue up to an aggregate of approximately $1,069 million of any combination of (1) up to approximately $1,069 million of common stock and/or common stock warrants; (2) up to approximately $1,023.5 million of preferred stock; and (3) up to $1 billion of preferred stock represented by depositary shares.

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

THE MILLS CORPORATION
(Unaudited)

        During April and May 2001, we sold shares of series A preferred stock totaling $75.0 million in a private placement. The series A preferred stock has an initial coupon of 10.5% with annual 50 basis point increases in each of the next two years, with significant increases after the third year. The series A preferred stock is convertible into our common stock at a strike price of $25.00 per share. The series A preferred stock is callable by us after the first year at a specified premium and has no sinking fund requirements. The series A preferred stock is also subject to redemption at the option of the holders of series A preferred stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holders of the series A preferred stock have the right to require us to redeem all or a portion of the series A preferred stock for cash if (1) the Company ceases to qualify as a REIT, (2) there is a change in control, as defined in the securities purchase agreement, (3) a material event of noncompliance occurs, as defined in the securities purchase agreement, or (4) shares of the series A preferred stock remain issued and outstanding after April 30, 2006. The repurchase price will vary based on the event giving rise to the put right of the holders of the series A preferred stock and the time of occurrence. We contributed the proceeds to the Operating Partnership in exchange for preferred units. The preferred units are subject to the same terms and conditions as the series A preferred stock. The net proceeds, which totaled $69.3 million after discounts and expenses, were used to pay down our revolving loan and to fund our development equity requirements. Due to the redemption features of the series A preferred stock, we have accounted for the dividends on the series A preferred stock as interest expense.

        In connection with the issuance of the series A preferred stock, we granted the holder a warrant to purchase our common stock at $25.00 per share. The number of common shares issuable upon exercise of the warrant is based on the number of shares of series A preferred stock that we repurchase upon exercise of our call right between May 1, 2002 and November 10, 2003.

        In May 2002, we entered into an agreement with Kan Am, a joint venture partner which holds approximately 24.4% of the units of the Operating Partnership as of June 30, 2002, pursuant to which Kan Am will commit during 2002 to contribute up to $50.0 million for investment in qualifying development projects. Kan Am's contribution commitment will be satisfied by entering into joint venture agreements with us relating to individual projects. It is contemplated that the terms of these joint venture agreements with Kan Am will be substantially similar to the terms of the joint venture agreement for the Colorado Mills project, although the terms of individual projects may differ from the terms for the Colorado Mills project. We will not be obligated to offer Kan Am the opportunity to participate in development projects on these terms.

        In May 2002, we also granted a waiver of the "ownership limit" established in our certificate of incorporation as to Kan Am and its affiliates, subject to limitations established in our certificate of incorporation to preserve our REIT status. This waiver will also apply to the initial transferees of Kan Am and its affiliates, subject to continued compliance by Kan Am with its contribution obligations for development projects as described above, to Kan Am's compliance with certain first refusal rights in our favor, and to compliance by Kan Am and its affiliates and such transferees with the applicable restrictions relating to preservation of our REIT status.

        Kan Am's contribution commitment obligation is contingent on our ability to offer to Kan Am qualifying development projects that satisfy the criteria described in the contribution documentation. Many of the criteria are dependent upon factors that are not within our control, and therefore we cannot assure you that we will be able to make offers to Kan Am of projects that would require Kan Am to make contributions.

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

THE MILLS CORPORATION
(Unaudited)

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

Development, Remerchandising, and Expansion Efforts

        We are involved in various development, remerchandising and expansion efforts. As of June 30, 2002, we focused our most significant development efforts on the development of six projects: Colorado Mills, Madrid Xanadú (Spain), St. Louis Mills, Vaughan Mills, Meadowlands Mills and San Francisco Piers 27-31.

        The Colorado Mills project is being constructed on a 130-acre site located in Lakewood, Colorado, ten miles west of downtown Denver. The project is expected to be 1.2 million square feet. We have commitments from eleven anchor tenants such as Off 5th—Saks Fifth Avenue, Neiman Marcus—Last Call, Target, United Artists, Eddie Bauer, Gart Sports, Off Broadway Shoes, Borders Books, ESPN Skate Park and Jillian's. The Operating Partnership, through Mills-Kan Am Colorado Limited Partnership, has formed a joint venture with Stevinson Partnership, Ltd. and Greg C. Stevinson (together, "Stevinson"), to be known as Colorado Mills Limited Partnership, to develop the Colorado Mills project. In April 2001, Stevinson contributed its interest in the Colorado site to Colorado Mills Limited Partnership. Mills-Kan Am Colorado Limited Partnership, which holds a 75% equity interest in Colorado Mills Limited Partnership, is fully obligated to fund all cash equity requirements for the development of Colorado Mills and will receive a 9% cumulative preferred return on the first $43.7 million of its equity contributions and a 12% cumulative preferred return on any additional equity contributions. Stevinson, which holds a 25% equity interest in Colorado Mills Limited Partnership, will receive capital account credit for the negotiated value of the land contributed, and will receive a 9% cumulative preferred return on its capital account credit. Any remaining cash flow will be distributed pro rata in accordance with ownership interest.

        Mills-Kan Am Colorado Limited Partnership, through which the Operating Partnership will develop and operate its interest in the Colorado Mills project, is a joint venture formed with Kan Am pursuant to which Kan Am and the Operating Partnership each is required to fund 50% of the total equity required to develop the Colorado Mills project. The project's equity requirement is $51.0 million, of which we had funded approximately $20.9 million of our required equity as of June 30, 2002. Kan Am's invested capital in this project as of June 30, 2002 was $25.5 million and the amount of Kan Am's accrued preference was $0.7 million.

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

THE MILLS CORPORATION
(Unaudited)

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

        The Madrid Xanadú project is being constructed on an 85-acre site located in the Municipality of Arroyomolinos, within the Communidad of Madrid. The project is expected to consist of a retail and entertainment center, containing more than one million square feet of gross leaseable area, together with a snow dome indoor skiing facility on the site. This project will be anchored by a 350,000 square foot combination department store and hypermarket owned and operated by El Corte Inglés, the largest retailer in Spain. The project will also feature over 200 specialty retailers, including Sweden's Hennes and Mauritz (H&M), Italy's Benetton, and Spain's Zara which have already committed to the project. The project is being developed by a joint venture between an affiliate of the Operating Partnership and Parecelatoria De Gonzalo Chacón S.A. ("PGC"). PGC as the landowner contributed the land to the joint venture, and Mills will contribute the capital in the form of equity to the retail joint venture. The retail joint venture will then contribute the U.S. dollar equivalent of 14 million British pounds in the form of a repayable tenant allowance loan and equity to the snow dome joint venture. Mills would own two-thirds of the retail joint venture and one-third of the snow dome joint venture. Mills would receive a 9% preference for its equity contributed to the retail joint venture, and the retail joint venture will receive 9% interest on the snow dome loan. The repayment of the snow dome loan would be secured by 75% of cash flow distributable to PGC from the retail joint venture and PGC will receive no distributions from sale or refinancing of the retail center until the snow dome loan has been repaid. All public approvals necessary to commence construction have been received and construction has commenced and is on schedule. El Corte Inglés has commenced construction of its store and is also on schedule for a Spring 2003 opening. Madrid Xanadú is targeted to open spring 2003. As of June 30, 2002, the Company had invested $65.5 million, including capitalized interest. Until certain conditions specified in the joint venture agreement have been satisfied (which includes the execution of certain additional agreements with El Corte Inglés), PGC has the right to purchase the Company's interest in the joint venture at a price equal to its third party cost, plus any additional capital paid into the venture. The Company believes that these conditions will be satisfied by September 30, 2002, but can give no assurance that the conditions will be satisfied by that date. While the Company and PGC are continuing to work together towards completion and timely opening of the project by March 2003, the Company cannot give any assurance that the project will be completed as scheduled. In the event that PGC exercises its right to purchase the Company's interest in the joint venture, the Company would be required to sell its interest to PGC at a time when it otherwise may not have wished to sell its interest. For risk factors relating to joint venture projects generally, please see the Risk Factors set forth on pages 19-31 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002.

        In July 2001, we acquired a 200-acre site in Hazelwood, Missouri, for development of St. Louis Mills. The site is located at the northwest quadrant of State Highway 370 and Missouri Bottom Road, approximately sixteen miles from St. Louis. Some site work has already been completed and we have obtained all required entitlements. In March 2000, the Missouri Coalition for the Environment filed a lawsuit against the U.S. Army Corp of Engineers challenging the fill permit. We have intervened in the suit. To date, the court has denied any injunctive relief to the plaintiffs. We believe that the suit is without merit and do not anticipate that it will have any material adverse effect on the development of the St. Louis Mills project. Ground breaking ceremonies were held on June 27, 2002 and full construction and leasing activities are underway. Off 5th-Saks Fifth Avenue, Off Broadway Shoes, Books-a-Million, Bed Bath and Beyond, Marshalls and Regal Cinemas, among others, have committed to this project. St. Louis Mills is scheduled to open in fall 2003.

        The project will be developed by St. Louis Mills Limited Partnership, a joint venture between an affiliate of the Operating Partnership, and Kan Am. We anticipate that our final equity requirements will be approximately $37.0 million. As of June 30, 2002, we had invested $17.3 million, including capitalized interest, and Kan Am had invested $15.7 million in the project.

THE MILLS CORPORATION
(Unaudited)

        Under the terms of the joint venture agreement with Kan Am, Kan Am and the Operating Partnership each will receive on a pro rata basis a cumulative construction period preference and a priority return during operations equal to 11% per annum on its qualifying equity. Any residual cash flow after preference payments will be distributed 75% to the Operating Partnership and 25% to Kan Am. Proceeds from a major capital event, such as the sale of the real property or the project or the receipt of proceeds arising from condemnation of the project, will be distributed to the partners on a pro rata basis after the return of all capital contributions and the payment of any accrued but unpaid preferences. Commencing with the grand opening of the project, an affiliate of the Operating Partnership will be entitled to receive an annual asset management fee equal to 0.5% of the capital contributions made by the Operating Partnership and Kan Am. The asset management fee will be cumulative and will be payable solely out of Kan Am's share of pro rata distributions of cash flow or sales proceeds.

        The Operating Partnership will guarantee Kan Am's portion of construction debt and Kan Am's construction period preference until qualified permanent financing is secured for the project, except that the amount of preference guaranteed by the Operating Partnership will be reduced to 9% following the substantial completion and opening of the project.

        Kan Am will have the right, until specified conditions have been satisfied, to require the joint venture to redeem Kan Am's interest in the joint venture in exchange for the sum of Kan Am's total equity investment plus any unpaid construction period preference payments. This redemption obligation is guaranteed by the Operating Partnership. The specified conditions include approval of the final project development budget and the satisfaction of all contingencies to the project development budget. We expect these conditions to be satisfied in the spring of 2003, or to be waived by Kan Am, but no assurance can be given that such conditions will be satisfied by that date.

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

        In February 1998, we secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed in Canada. The 180-acre site is located in the City of Vaughan at the southeast corner of Highway 400 and Rutherford Road, approximately 20 miles north of downtown Toronto, Canada. The project will be developed jointly by an affiliate of the Operating Partnership and by Cambridge Shopping Centres II Limited as tenants in common. We anticipate that our final equity requirement for Vaughan Mills may exceed $30.0 million. As of June 30, 2002, we had funded approximately $43.1 million including capitalized interest. We anticipate opening the center between fall 2003 and spring 2004.

THE MILLS CORPORATION
(Unaudited)

        We have acquired a mortgage interest in a 592-acre site located on the New Jersey turnpike (I-95) adjacent to Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of an ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan ("SAMP") for the Meadowlands area was published in the Federal Register in April 1999. In July 2000, the U.S. Army Corp of Engineers announced that it had completed the Draft Environmental Impact Statement on our Section 404 Fill Permit and the period for public comment closed in October 2000. In December 2001, the U.S. Army Corp of Engineers circulated its Draft Final Environmental Impact Statement to cooperating federal agencies and closed the comment period at the end of January 2002. In May 2002, we completed our Final Environmental Impact Statement and circulated it for comment to federal and state agencies (the comment period closes October 3, 2002). Completion of the Final Environmental Impact Statement is the last step before the U.S. Army Corp of Engineers issues its decision on whether to issue a wetlands fill permit.

        In March 2001 state officials of New Jersey requested that we withdraw our permit applications for the existing site and consider an alternate site in Bergen County. While we refused this request, we engaged in conversations with state officials considering a redevelopment of the Meadowlands Sports Complex (the "Complex"), to consider whether an acceptable alternate site might be defined for our project. Significant support for this conceptual move has emerged in business, labor and environmental circles, and we have engaged in further discussions with the State of New Jersey to consider the future of the Meadowlands Sports Complex, including recent conversations with the new administration of Governor McGreevey. The Sports and Exposition Authority, which owns and operated the Complex, has issued an RFP for redevelopment of the Complex, with proposals due September 15, 2002 and a selection of a developer by December 2002. We will submit a mixed-use proposal in response to the RFP.

        The mixed-use development, whether on the Empire Track or the Complex, will consist of 2.0 million square feet of gross leaseable area for Meadowlands Mills, plus office and hotel space. The project would be developed on an entitled site of 90.5 acres, plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by Meadowlands Mills Limited Partnership, a joint venture entity in which each of the Operating Partnership, Kan Am, Empire Ltd. and Bennett S. Lazare will hold an interest. Currently, the Operating Partnership and Kan Am are the sole partners in Meadowlands Mills Limited Partnership. Our equity requirements have not yet been determined. As of June 30, 2002, we had invested $86.3 million, which includes capitalized interest and overhead and of which $49.9 million is an advance to Meadowlands Mills Limited Partnership. Kan Am's invested capital in the project was $24.0 million as of June 30, 2002.

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

        The Operating Partnership currently guarantees Kan Am's preference and has further agreed to guarantee the redemption obligation of Meadowlands Mills Limited Partnership beginning on the "Project Commencement Date," which is the date on which certain material contingencies have been satisfied and which may occur prior to securing the construction loan. The Operating Partnership will guaranty Kan Am's portion of construction debt when a construction loan is obtained. The Operating Partnership's guaranty of Kan Am's preference and Kan Am's portion of construction debt will continue until qualified permanent financing is secured for the project. As of June 30, 2002, Kan Am's unpaid preference was $0.5 million.

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

THE MILLS CORPORATION
(Unaudited)

        In April 2001, the San Francisco Port Commission awarded us the exclusive right to negotiate for a long-term lease on Piers 27-31 on the San Francisco waterfront, in order to develop a full-price mixed-use retail, office, entertainment and recreation project. These negotiations have begun and are ongoing.

        In June 2002, we were selected by the City of Chicago to negotiate the development of Block 37 (108 N. State Street), a key city block opposite the Marshall Fields department store in downtown Chicago, as a mixed-use project including retail, residential and hotel uses. These negotiations are ongoing.

        In addition to the above, we are also conducting due diligence on several other proposed sites for future projects, including sites in Pittsburgh, Pennsylvania; Cleveland, Ohio; Boston, Massachusetts; Tampa, Florida; and San Francisco, California. We continue to evaluate various prospective international sites, in addition to other domestic sites for other Mills-type projects and other retail-oriented projects.

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

THE MILLS CORPORATION
(Unaudited)

        In conjunction with our policy to reduce interest rate risk, we and our unconsolidated joint ventures have entered into the following interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The swaps require us to receive LIBOR and pay a fixed rate. The terms of the derivative instruments, a reconciliation of their fair value and adjustments to accumulated other comprehensive loss (in thousands) are as follows:

	Wholly-Owned		Joint Ventures
	Sawgrass Mills Mezzanine	Opry Mills	The Block At Orange	Discover Mills
Hedge type	Cash Flow	Cash Flow	Cash Flow	Cash Flow
Description	Swap	Collar	Swap	Swap
Notional amount	$37,000	$170,000	$135,000	$126,700
Interest rate	2.84%	6.275 to 7.0%	5.35%	2.91%
Maturity date	6/7/03	Terminated	5/1/06	6/1/03
Accumulated other comprehensive loss at December 31, 2001	$(82)	$(5,979)	$(3,861)	$(441)
Change in fair value for the six months ended June 30, 2002	(181)	4,082	(2,703)	(565)
Joint venture partner's share of collar termination	—	640	—	—

Accumulated other comprehensive income (loss) at June 30, 2002	$(263)	$(1,257)	$(6,564)	$(1,006)

        In June 2002, the Company acquired the interest in Opry Mills that it did not already own (see Note 10). Prior to this transaction the Opry Mills joint venture terminated its collar agreement. The debt that this hedge was designated for remains on the balance sheet of Opry Mills. Therefore, the Company's share of the cost to terminate the hedge totaling $1,276 will be reclassified to earnings as interest expense ratably through September 2002. Excluding the amount to be reclassified to earnings related to the Opry Mills collar, the Company expects to reclassify $263 to earnings as interest expense within the next 12 months and its unconsolidated joint ventures expect to reclassify $2,718 to earnings as interest expense within the next 12 months from the current balance held in accumulated other comprehensive loss, of which the Company's pro-rata share is $613.

        The Company's pro rata share of accumulated other comprehensive loss after minority interest at June 30, 2002 was $3.3 million.

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

THE MILLS CORPORATION
(Unaudited)

        For purposes of the Securities and Exchange Commission's market risk disclosure requirements, the Company has estimated the fair value of its financial instruments at June 30, 2002. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, as of June 30, 2002, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented below. The following table provides information about our consolidated financial instruments that are sensitive to changes in interest rates as of June 30, 2002. For consolidated debt obligations, the table presents principal cash flows (in thousands) and related weighted average interest rates by expected maturity dates, including the effect of an interest rate swap agreement which locked the interest rate on the Sawgrass Mills mezzanine debt at 7.34% on a notional amount of $37 million through June 2003 and a collar agreement which locked the LIBOR rate for the Opry Mills construction debt at a range of 6.275% to 7.0%. As of June 30, 2002, the Opry Mills interest rate is effectively locked at 8.0% through September 2002.

	2002	2003	2004	2005	2006	Thereafter	Total	Estimated Fair Value 6/30/02
Fixed rate mortgages, notes and loans payable	$174,043	$12,465	$13,541	$13,265	$295,030	$558,735	$1,067,079	$1,082,393
Average interest rate	8.03%	8.16%	8.18%	7.93%	7.18%	7.58%	7.56%
Variable rate mortgages, notes and loans payable	$19,925	$9,608	$6,766	$64,798	$36,597	$4,838	$142,532	$142,532
Average interest rate	L (1)	L (1)	L (1)	L (1)	L (1)	L (1)	L (1)
	+2.34%	+2.44%	+2.79%	+2.45%	+4.49%	+4.25%	+3.04%

(1)
L refers to the one-month London Interbank Offered Rate (or "LIBOR"), which was 1.83875% at June 30, 2002.

OFF-BALANCE SHEET COMMITMENTS

        As of June 30, 2002, the Company's off-balance sheet commitments were as follows (dollars in thousands):

  •
  At June 30, 2002, the Company had unused capacity under its revolving loan totaling $137,000 which will be used to fund acquisitions, development and as a working capital facility.
  •
  Letters of credit totaling $483 have been provided to certain utility companies and The Ministry of Finance of the Province of Ontario, Canada as security for certain performance criteria.
  •
  The Company guarantees its share of any construction loan and its joint venture partners' (Kan Am and Stevinson) share of the construction loan until permanent financing is obtained. The amount guaranteed is reduced as certain performance criteria are met. See the "Summary of Outstanding Unconsolidated Indebtedness" table in the Form 8-K filed on August 12, 2002 for a summary of unconsolidated indebtedness.
  •
  The Meadowlands Mills joint venture has guaranteed the return of Kan Am's capital contribution to the Meadowland Mills joint venture totaling $24,540, including accrued construction period preference, if a construction loan is not obtained by June 30, 2003. Beginning on the "Project Commencement Date", which is a date on which certain material contingencies have been satisfied, the Company will guarantee the return of Kan Am's capital contribution upon Kan Am's exercise of its redemption right, which may occur prior to securing the construction loan.
  •
  The Company has guaranteed the return of Kan Am's capital contribution to the St. Louis Mills joint venture totaling $15,730 as of June 30, 2002, including accrued construction period preference, if a construction loan is not obtained by December 12, 2003.
  •
  The Company generally guarantees a 9% preferred return on Kan Am's equity balance in unconsolidated joint ventures until permanent financing has been obtained.

THE MILLS CORPORATION
(Unaudited)

  •
  The Company has guaranteed the completion of its construction projects. Additionally, the Company guarantees to fund any shortfall that may occur if a construction loan commitment cannot be obtained for the total cost of the construction project, less the required equity amount.

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

  •
  The Company guarantees a $10,000 letter of credit of which the obligation is Colorado Mills Limited Partnership. The letter of credit was issued in March 2002 to secure a bond issuance by Denver West Metropolitan District. As of June 30, 2002 there was no amount drawn on the letter of credit.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of the Shareholders of The Mills Corporation was held on May 14, 2002. The following is a tabulation of the voting for each proposal presented at the Annual Meeting and a listing of Directors whose terms of office as Directors continued after the meeting.

Proposal 1: To elect to a term expiring upon the date of the Annual Shareholders Meeting in the year 2005.

DIRECTORS STANDING FOR ELECTION	TERM EXPIRES	VOTES FOR	VOTES WITHELD
Cristina L. Rose	2005	25,926,897	213,970
Franz von Perfall	2005	25,746,283	394,584
Laurence C. Siegel	2005	24,409,381	1,731,486

        Nominees required a favorable vote of a plurality of the shares of Common Stock present and entitled to vote, in person or by proxy, at a meeting. Accordingly, all members standing for re-election were elected.

CONTINUING DIRECTORS	TERM EXPIRES
Charles R. Black, Jr.	2003
Dietrich von Boetticher	2003
John M. Ingram	2003
James C. Braithwaite	2004
James F. Dausch	2004
Hon. Joseph B. Gildenhorn	2004
Harry H. Nick	2004
Robert P. Pincus	2004

Proposal 2: To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2002.

Votes for:	25,620,651
Votes against:	431,962
Abstentions:	88,254

PART II—OTHER INFORMATION (Continued)

Proposal 3: To approve the material terms for payment of performance-based compensation.

Votes for:	12,058,042
Votes against:	958,450
Abstentions:	286,471
Non Votes:	12,837,904

Item 5. Other Information

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

        The following table sets forth information regarding the beneficial ownership of shares of common stock as of February 28, 2002 for (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (2) each director of the Company, its Chief Executive Officer and the four other most highly compensated executive officers of the Company and (3) the directors and executive officers of the Company as a group. Each person named in the table has sole voting and/or investment power with respect to all shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Units of limited partnership interest in the Operating Partnership, of which the Company is the sole general partner and the owner of 64.34% of the outstanding units as of February 28, 2002, owned by a person named in the table are included in the calculation for all three columns because the person may redeem the units at any time for cash equal to the value of an equal number of shares of common stock or, at the discretion of the Company, for an equal number of shares of common stock. The extent to which a person holds units as opposed to common stock is described in the footnotes. The address of the directors, executive officers and beneficial owners included in the table below is 1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209, unless otherwise provided.

Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Shares of Common Stock(1)	Percent of Shares of Common Stock and Units(2)
Laurence C. Siegel	1,532,601(3)	4.88%	3.22%
James F. Dausch	359,029(4)	1.17%	*
Judith S. Berson	225,932(5)	*	*
Kent S. Digby	339,944(6)	1.11%	*
Kenneth R. Parent	288,223(7)	*	*
Dietrich von Boetticher	455,348(8)	1.48%	*
John M. Ingram	10,046(9)	*	*
Charles R. Black, Jr	6,996(10)	*	*
James C. Braithwaite	231,924(11)	*	*
Joseph B. Gildenhorn	16,546(12)	*	*
Harry H. Nick	274,399(13)	*	*
Franz von Perfall	136,458(14)	*	*
Robert P. Pincus	9,546(15)	*	*
Cristina L. Rose	4,046(16)	*	*
iStar Preferred Holdings LLC (17)	2,959,120(18)	8.89%	5.91%

Kan Am(19)	13,447,362(20)	30.73%	28.55%
All executive officers and directors as a group (15 persons)	4,017,902(21)	12.04%	8.25%

*
Less than 1%.

(1)
For purposes of this calculation, the number of shares of common stock deemed outstanding is the sum of (1) 30,312,082 shares of common stock outstanding as of February 28, 2002, (2) the number of shares of common stock issuable to the named person(s) upon the exercise of options exercisable within 60 days of February 28, 2002, plus (3) the number of shares of common stock issuable to the named person(s) upon redemption of the units held by such named person(s).

(2)
For purposes of this calculation, the number of shares of common stock and units deemed outstanding is the sum of (1) 30,312,082 shares of common stock outstanding as of February 28, 2002, (2) 16,797,152 units outstanding as of February 28, 2002 (excluding units held by the Company), plus (3) the number of shares of common stock issuable to the named person(s) upon the exercise of options exercisable within 60 days of February 28, 2002.

(3)
Includes 446,340 shares of common stock, 556,793 units and options to purchase 529,468 shares of common stock exercisable within 60 days of February 28, 2002.

PART II—OTHER INFORMATION (Continued)

(4)
Includes 84,786 shares of common stock and options to purchase 274,243 shares of common stock exercisable within 60 days of February 28, 2002.

(5)
Includes 59,684 shares of common stock and options to purchase 166,248 shares of common stock exercisable within 60 days of February 28, 2002.

(6)
Includes 48,391 shares of common stock, 4,846 units and options to purchase 286,707 shares of common stock exercisable within 60 days of February 28, 2002.

(7)
Includes 58,651 shares of common stock and options to purchase 229,572 shares of common stock exercisable within 60 days of February 28, 2002.

(8)
Includes 1,046 shares of common stock, 452,302 units and options to purchase 2,000 shares of common stock exercisable within 60 days of February 28, 2002.

(9)
Includes 8,046 shares of common stock and options to purchase 2,000 shares of common stock exercisable within 60 days of February 28, 2002.

(10)
Includes 4,996 shares of common stock and options to purchase 2,000 shares of common stock exercisable within 60 days of February 28, 2002.

(11)
Includes 2,046 shares of common stock, 205,703 units and options to purchase 2,500 shares of common stock exercisable within 60 days of February 28, 2002. Also includes 3,000 shares of common stock held in an account for Mr. Braithwaite's mother-in-law with respect to which Mr. Braithwaite shares voting and investment power, and 18,675 units held by Braithwaite Family Partnership, of which Mr. Braithwaite is the general partner and has voting and investment power.

(12)
Includes 15,046 shares of common stock and options to purchase 1,500 shares of common stock exercisable within 60 days of February 28, 2002.

(13)
Includes 160,531 shares of common stock, 111,568 units and options to purchase 500 shares of common stock exercisable within 60 days of February 28, 2002. Also includes 1,800 shares of common stock held by Nick Family Trust, of which Mr. Nick is a trustee and has voting and investment power.

(14)
Includes 21,046 shares of common stock, 112,912 units and options to purchase 2,500 shares of common stock exercisable within 60 days of February 28, 2002.

(15)
Includes 7,046 shares of common stock and options to purchase 2,500 shares of common stock exercisable within 60 days of February 28, 2002.

(16)
Includes 3,046 shares of common stock and options to purchase 1,000 shares of common stock exercisable within 60 days of February 28, 2002.

(17)
The Company has granted to iStar Preferred Holdings LLC a waiver of the limitations on ownership of capital stock, subject to limitations in the Company's certificate of incorporation to preserve the Company's REIT status. The address for iStar Preferred Holdings LLC is 1114 Avenue of the Americas, New York, New York 10036.

(18)
Represents the number of shares iStar Preferred Holdings LLC would receive upon conversion as of February 28, 2002 of 750,000 shares of the Company's series A cumulative convertible preferred stock held by iStar.

(19)
The Company has granted to Kan Am and its affiliates a waiver of the limitations on ownership of common stock, subject to limitations in the Company's certificate of incorporation to preserve the Company's REIT status. The address for Kan Am is The Forum, 3290 Northside Parkway, Suite 825, Atlanta, Georgia 30327.

(20)
Includes 13,447,362 units deemed to be beneficially owned by Kan Am as general partner of ten limited partnerships and as controlling shareholder of four corporations and one German company.

(21)
Includes 964,009 shares of common stock, 1,462,799 units and options to purchase 1,591,094 shares of common stock exercisable within 60 days of February 28, 2002.

PART II—OTHER INFORMATION (Continued)

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The Exhibit Index attached hereto is hereby incorporated by reference to these items.

  (b)
  The Company filed five Current Reports on Form 8-K during the quarter ended June 30, 2002.

  •
  The Company's Current Report on Form 8-K dated April 30, 2002 and filed on May 1, 2002 under Items 5 and 7 made available certain exhibits concerning the Company's purchase of all of the interest held by Simon Property Group, one of its joint venture partners, in five of the Company's unconsolidated properties.

  •
  The Company's Current Report on Form 8-K dated May 1, 2002 and filed on May 6, 2002 under Item 5 made available certain exhibits concerning the public offering of an aggregate of 7,500,000 shares of the Company's common stock.

  •
  The Company's Current Report on Form 8-K dated March 31, 2002 and furnished on May 10, 2002 under Items 7 and 9 made available certain operational information concerning the Company and the properties owned or managed by it as of March 31, 2002.

  •
  The Company's Current Report on Form 8-K dated May 31, 2002 and filed on June 17, 2002 under Items 2 and 7 made available certain information and an exhibit concerning the completion of the acquisition of the interest held by Simon Property Group in five of the Company's unconsolidated properties.

  •
  The Company's Amendment No. 1 to Current Report on Form 8-K/A dated May 31, 2002 and filed on June 28, 2002 under Items 2 and 7 made available additional exhibits concerning required financial information in connection with the acquisition of the interest of Simon Property Group.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Mills Corporation
August 14, 2002 (Date)	By:	/s/ NICHOLAS MCDONOUGH Nicholas McDonough Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

THE MILLS CORPORATION
EXHIBIT INDEX

NUMBER	EXHIBIT
^3.1	Amended and Restated Certificate of Incorporation of the Company, as amended by First Amendment to Amended and Restated Certificate of Incorporation of the Company
^^3.2	Amended and Restated Bylaws of the Company
*3.3	Limited Partnership Agreement of the Operating Partnership, as amended (filed as part of Exhibits 10.1, 10.1A and 10.1B)
^3.4	Certificate of Designations, Preferences and Rights Relating to Series A Cumulative Convertible Preferred Stock of the Company
*10.1	Limited Partnership Agreement of Operating Partnership, as amended
^10.1A	First Amendment to Limited Partnership Agreement of Operating Partnership
^10.1B	Second Amendment to Limited Partnership Agreement of Operating Partnership
**10.2	Purchase and Sale Agreement, dated as of April 29, 2002, by and among The Mills Limited Partnership, Simon Property Group, L.P., M.S. Management Associates, Inc., Simon Property Group (Texas), L.P., and SPG Realty Consultants, L.P.
+10.3	Amended and Restated 1994 Executive Equity Incentive Plan
++10.4	Consulting Agreement, effective as of June 1, 2002, by and between John M. Ingram and the Company

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

**
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2002.

+
Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 333-81863, which was declared effective by the Securities and Exchange Commission on June 29, 1999.

++
Filed herewith