Form 10-Q
period 2002-09-30
MILLS CORP
filed 2002-11-15
CIK 914713

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

38,968,570 shares of Common Stock
$.01 par value, as of November 12, 2002

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

        Forward-looking statements, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "would be" or "continue" or the negative thereof or other variations thereon or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends, and uncertainties are the general economic climate; the supply and demand for retail properties; interest rate levels; the availability to the Company of financing for its development projects; and other risks associated with the development, acquisition, and operation of retail properties, including risks associated with the development, acquisition, and operation of retail properties, including risks that the development of a project may not be completed on schedule, that the Company may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated, the Company's ability to satisfy complex rules in order for the Company to qualify as a real estate investment trust, or REIT for federal income tax purposes, the Operating Partnership's ability to satisfy the rules in order for it to qualify as a partner for federal income tax purposes, the ability of certain Company subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes, and the Company's ability and the ability of its subsidiaries to operate effectively within the limitations imposed by these rules, as well as those risks described in the Company's Form 10-K filed on March 28, 2002 with the Securities and Exchange Commission.

        Although the Company believes that the expectations reflected in its forward-looking statements are based upon reasonable assumptions, the Company cannot make assurances that it will attain these expectations or that any deviations from these expectations will not be material.

        The Company undertakes no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Income producing property:
Land and land improvements	$249,026	$184,396
Building and improvements	954,685	769,781
Furniture, fixtures and equipment	53,676	44,989
Less: Accumulated depreciation and amortization	(284,242)	(251,285)

Net income producing property	973,145	747,881
Land held for investment and/or sale	9,176	8,818
Construction in progress	107,803	70,702
Investment in unconsolidated joint ventures	584,517	341,819

Net real estate and development assets	1,674,641	1,169,220
Cash and cash equivalents	13,076	9,376
Restricted cash	30,338	30,133
Accounts receivable, net	39,872	30,921
Notes receivable	18,269	16,911
Deferred costs, net	92,577	66,622
Other assets	5,841	2,051

TOTAL ASSETS	$1,874,614	$1,325,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable	$1,335,803	$1,023,894
Accounts payable and other liabilities	92,726	72,510

	1,428,529	1,096,404

Minority interests	110,312	57,090
Series A cumulative convertible preferred stock	75,000	75,000
Common stock, $.01 par value, authorized 100,000 shares, 38,928 and 28,463 shares issued and outstanding in 2002 and 2001, respectively	389	285
Additional paid-in capital	800,323	533,374
Accumulated deficit	(516,963)	(424,639)
Accumulated other comprehensive loss	(14,896)	(5,107)
Deferred compensation	(8,080)	(7,173)

Total stockholders' equity	260,773	96,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,874,614	$1,325,234

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
REVENUES:
Minimum rent	$33,908	$26,444
Percentage rent	242	173
Recoveries from tenants	14,132	12,082
Other property revenue	3,734	4,545
Management fee income from unconsolidated joint ventures	3,244	2,071
Other fee income from unconsolidated joint ventures	1,001	2,243

Total operating revenues	56,261	47,558

EXPENSES:
Recoverable from tenants	12,814	11,497
Other operating	1,424	2,123
General and administrative	3,082	3,113
Depreciation and amortization	12,660	9,328

Total operating expenses	29,980	26,061

	26,281	21,497
OTHER INCOME AND EXPENSES:
Equity in earnings of unconsolidated joint ventures before extraordinary items	4,910	2,896
Interest income	2,141	1,173
Interest expense, net	(13,470)	(14,419)
Other income (expense)	(343)	1,208

INCOME BEFORE EXTRAORDINARY ITEMS AND MINORITY INTERESTS	19,519	12,355
Extraordinary losses on debt extinguishments	(1,260)	(467)
Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	—	(19)

INCOME BEFORE MINORITY INTERESTS	18,259	11,869
Minority interests	(5,462)	(4,682)

NET INCOME	$12,797	$7,187

EARNINGS PER COMMON SHARE — BASIC
Income before extraordinary items, net of minority interests	$0.35	$0.30
Extraordinary losses on debt extinguishments, net of minority interests	(0.02)	(0.01)

Net income per share	$0.33	$0.29

EARNINGS PER COMMON SHARE — DILUTED
Income before extraordinary items, net of minority interests	$0.35	$0.29
Extraordinary losses on debt extinguishment, net of minority interests	(0.02)	(0.01)

Net income per share	$0.33	$0.28

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	38,425	25,468

Diluted	39,278	26,007

DIVIDENDS PER SHARE DECLARED	$0.5475	$0.5325

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
REVENUES:
Minimum rent	$87,942	$78,609
Percentage rent	458	278
Recoveries from tenants	39,239	37,077
Other property revenue	10,015	9,842
Management fee income from unconsolidated joint ventures	8,614	7,214
Other fee income from unconsolidated joint ventures	4,508	7,472

Total operating revenues	150,776	140,492

EXPENSES:
Recoverable from tenants	34,414	31,274
Other operating	4,168	3,580
General and administrative	9,619	9,636
Depreciation and amortization	33,239	28,222

Total operating expenses	81,440	72,712

	69,336	67,780
OTHER INCOME AND EXPENSES:
Equity in earnings of unconsolidated joint ventures before extraordinary items	14,257	4,963
Interest income	5,631	3,050
Interest expense, net	(38,770)	(44,643)
Other income (expense)	1,581	31

INCOME BEFORE EXTRAORDINARY ITEMS AND MINORITY INTERESTS	52,035	31,181
Extraordinary losses on debt extinguishments	(1,260)	(16,624)
Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	—	(127)

INCOME BEFORE MINORITY INTERESTS	50,775	14,430
Minority interests	(16,577)	(5,692)

NET INCOME	$34,198	$8,738

EARNINGS PER COMMON SHARE — BASIC
Income before extraordinary items, net of minority interests	$1.02	$0.78
Extraordinary losses on debt extinguishments, net of minority interests	(0.02)	(0.42)

Net income per share	$1.00	$0.36

EARNINGS PER COMMON SHARE — DILUTED
Income before extraordinary items, net of minority interests	$1.01	$0.77
Extraordinary losses on debt extinguishment, net of minority interests	(0.03)	(0.41)

Net income per share	$0.98	$0.36

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	34,112	24,082

Diluted	34,973	24,514

DIVIDENDS PER SHARE DECLARED	$1.643	$1.598

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(In Thousands)

	COMMON STOCK
			ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	DEFERRED COMPENSATION	ACCUMULATED OTHER COMPREHENSIVE LOSS		TOTAL COMPREHENSIVE INCOME
	SHARES	AMOUNT					TOTAL
Balances, December 31, 2001 (audited)	28,463	$285	$533,374	$(424,639)	$(7,173)	$(5,107)	$96,740	$—
Restricted stock incentive program	201	2	4,862	—	(4,864)	—	—	—
Amortization of restricted stock incentive program	—	—	—	—	3,957	—	3,957	—
Exercise of stock options	946	9	12,704	—	—	—	12,713	—
Sale of common stock, net of expenses	9,318	93	249,383	—	—	—	249,476	—
Change in intrinsic value of cash flow hedges during the period	—	—	—	—	—	(9,789)	(9,789)	(9,789)
Dividends declared	—	—	—	(62,487)	—	—	(62,487)	—
Adjustment to minority interests	—	—	—	(64,035)	—	—	(64,035)	—
Net income	—	—	—	34,198	—	—	34,198	34,198

Balances, September 30, 2002 (unaudited)	38,928	$389	$800,323	$(516,963)	$(8,080)	$(14,896)	$260,773	$24,409

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before minority interests	$50,775	$14,430
Adjustments to reconcile income before minority interests to net cash provided by operating activities:
Net accretion of note receivable	(275)	(411)
Depreciation and amortization	33,239	28,222
Amortization of finance costs	3,856	2,563
Write-off of abandoned projects	—	2,742
Provision for losses on accounts receivable	334	1,018
Equity in earnings of unconsolidated joint ventures before extraordinary items	(14,257)	(4,963)
Amortization of restricted stock incentive program	3,957	4,226
Extraordinary losses on debt extinguishments	1,260	16,751
Gain on sale of land	(2,500)	(155)
Other changes in assets and liabilities:
Accounts receivable	5,469	2,134
Notes receivable	(454)	296
Other assets	(2,668)	112
Accounts payable and other liabilities	(16,405)	(9,188)

Net cash provided by operating activities	62,331	57,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and development assets	(199,112)	(120,704)
Distributions received from unconsolidated joint ventures	44,343	23,849
Acquisition of Opry Mills joint venture interest	(30,910)	—
Acquisition of Simon Property Group's joint venture interest	(124,480)	—
Acquisition of Forest Fair Mall	(10,759)	—
Proceeds from land sales	5,000	—
Notes receivable	(629)	(8,469)
Deferred costs	(576)	(1,685)

Net cash used in investing activities	(317,123)	(107,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable	319,327	697,221
Repayments of mortgages, notes and loans payable	(238,572)	(698,339)
Refinancing costs	(5,392)	(21,321)
Increase in restricted cash	(1,028)	(12,058)
Proceeds from exercise of stock options	12,713	2,811
Proceeds from public offering of common stock, net	249,476	91,329
Proceeds from sale of Series A preferred stock, net	—	69,343
Repurchase of common stock, net	—	(1,103)
Dividends paid	(50,645)	(37,753)
Distributions to minority interests	(27,387)	(25,048)

Net cash provided by financing activities	258,492	65,082

Net increase in cash and cash equivalents	3,700	15,850
Cash and cash equivalents, beginning of period	9,376	10,447

Cash and cash equivalents, end of period	$13,076	$26,297

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$29,692	$37,911

Non-cash investing and financing information provided in Note 13.

See Accompanying Notes to Consolidated Financial Statements

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in thousands except share, unit and per share data)

1.    ORGANIZATION

        The Mills Corporation (the "Company") is a fully integrated, self-managed real estate investment trust ("REIT").

        The Company conducts all of its business through The Mills Limited Partnership (the "Operating Partnership"), in which it owns a 1% interest as the sole general partner and a 69.27% interest as a limited partner as of September 30, 2002. The Company, through the Operating Partnership, is engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of twelve super-regional, retail and entertainment-oriented centers, one urban entertainment/retail property, two community shopping centers and a portfolio of 46 single tenant net lease properties ("Net Lease Properties") located throughout the United States, 27 of which are subject to a sales contract (see Note 4). As of September 30, 2002, the Operating Partnership owned or held an interest in the following projects and two community centers:

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

        The Company is actively involved in the development or predevelopment of a number of projects, including Colorado Mills (Denver, CO) which will open to the public in November 2002, Madrid Xanadú (Madrid, Spain), St. Louis Mills (St. Louis, MO), Cincinnati Mills (Cincinnati, OH),Vaughan Mills (Toronto, Canada), Meadowlands Mills (Carlstadt, NJ) and San Francisco Piers 27-31 (San Francisco, CA).

        Additionally, the Operating Partnership owns MillsServices Corp. ("MSC"), a taxable REIT subsidiary formed in connection with the Company's initial public offering to provide development, management, leasing and financial services to entities in which the Company is not a significant investor. MSC owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that holds investments in certain retail joint ventures and owns 60% of FoodBrand L.L.C. ("FoodBrand"), the Company's food and beverage entity that was created in 1999 to master lease, manage and operate food courts and restaurants at the Company's properties.

        Prior to August 2001, the Operating Partnership owned 5% of the voting common stock and 99% of the non-voting preferred stock of MSC. Through its ownership of 99% of MSC's non-voting preferred stock, the Operating Partnership had the perpetual right to receive 99% of the economic benefits (i.e., cash flows) generated by MSC's operations. The Company provided all of the operating capital of MSC. Two individuals, who had contributed nominal amounts of equity to MSC for 95% of MSC's voting common stock and 1% of MSC's preferred stock, were officers and directors of both MSC and the Company. As a result, these two individuals' interests were aligned with the interests of the Company's management. Also, all of MSC's Board members are members of the Company's Board. All of these factors resulted in the Company having a controlling financial interest in MSC, and, accordingly, the operations of MSC were consolidated by the Company. In August 2001, the Operating Partnership acquired the 95% of MSC's voting common stock and 1% of MSC's non-voting preferred stock that it did not already own for fair market value, totaling $170.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars in thousands except share, unit and per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and in the Company's audited financial statements and related footnotes included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

        The Company conducts its business through the Operating Partnership, and the Operating Partnership's wholly-owned subsidiaries and affiliates. The consolidated financial statements include the accounts of the Company and all subsidiaries that the Company controls, including the Operating Partnership. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures under the equity method.

        All significant intercompany transactions and balances have been eliminated in consolidation. Minority interests represent the ownership interests in the Operating Partnership not held by the Company.

REAL ESTATE AND DEVELOPMENT ASSETS

        Income producing property is stated at cost and includes all costs related to acquisition, development, leasing and construction, including tenant improvements, interest incurred during construction, costs of pre-development and certain direct and indirect costs of development. Costs incurred during the predevelopment stage are capitalized once management has identified and secured a site, and has determined that the project is feasible and it is probable that management will be able to proceed. Land held for sale is carried at the lower of cost or fair value less costs to sell. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets, are capitalized.

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

        The Company is actively pursuing acquisition opportunities and will not be successful in all cases; costs incurred related to these acquisitions opportunities are expensed when it becomes probable that the Company will not be successful in the acquisition.

        Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and improvements	40 years
Land improvements	20 years
Furniture, fixtures and equipment	7 years

        Total depreciation expense was $22,312 and $20,862 for the nine months ended September 30, 2002 and 2001, respectively, and $8,521 and $6,965 for the three months ended September 30, 2002 and 2001, respectively.

        Total interest expense capitalized to real estate and development assets, including amounts capitalized on the Company's investment in unconsolidated joint ventures under development, was $29,788 and $18,840 for the nine months ended September 30, 2002 and 2001, respectively, and $11,914 and $7,136 for the three months ended September 30, 2002 and 2001, respectively.

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

        MSC, a wholly owned subsidiary of the Company, has entered into agreements with the unconsolidated joint ventures to provide management, leasing, development and financing services for the joint venture properties. For management services, MSC is entitled to receive a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate per square foot of space leased that is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the pre-development stage of the project and subsequently recognized ratably during the development period once a development agreement is executed. For financial services, MSC receives an agreed upon percentage of the total loan commitment that is recognized when a construction loan or permanent loan is executed by the lender. Costs incurred to provide leasing, development and financial services are capitalized when incurred and subsequently expensed as the fee is earned. Other fee income from unconsolidated joint ventures reflects the fees earned from providing leasing, development and financing services, net of the costs incurred to provide these services and the elimination of intercompany profits.

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

3.    ACQUISITIONS

        On September 25, 2002, the Company, through its Operating Partnership, acquired the Forest Fair Mall in Cincinnati, Ohio along with all rights, title and interest thereto, from Gator Forest Partners, Ltd. ("Gator"), an unrelated third party. The property contains approximately 1,500,000 gross leasable square feet of tenant space. The net purchase price of $69,043 is comprised of the assumption of a $58,284 construction loan and $10,759 of cash funded from the Company's unsecured revolving loan. The construction loan matures in December 2006, and bears interest at LIBOR plus 2%. The Company expects that it will renovate/redevelop the mall and re-open it under the name of Cincinnati Mills in late 2003 or early 2004 and the current anchor store tenants will remain open during the renovations.

4.    DISPOSITIONS

        In conjunction with the Company's acquisition of Forest Fair Mall, the Company entered into an agreement with Gator to exchange 27 of its 46 net lease properties for an aggregate sales price of $58,500, net of transaction costs. The Net Lease Properties are operating as CVS stores under single tenant net leases, and are subject to mortgages of approximately $56,000 at September 30, 2002. The exchange settlement is expected to occur during fourth quarter 2002. No gain or loss will be recognized in conjunction with the exchange.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars in thousands except share, unit and per share data)

5.    OTHER INCOME (EXPENSE)

        Other income (expense) consists primarily of land sale gains and abandoned project costs. For the three and nine months ended September 30, 2001, other income (expense) also includes the operating margins and start-up costs associated with the Company's FoodBrand operations. In October 2001, the Company sold a 40% interest in FoodBrand to privately-held Panda Restaurant Group at which time the Company began accounting for its interest in FoodBrand using the equity method. The Company retained ownership of the FoodBrand operations at Franklin Mills which are included in other income (expense) for both of the periods presented below. In June 2002, the Company sold a parcel of land to Gaylord Entertainment which is the Company's former partner in Opry Mills.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$926	$9,115	$2,573	$25,412
Expenses	(786)	(7,959)	(2,397)	(23,184)
Gain on land sale	—	155	2,500	155
Abandoned projects	(439)	—	(1,051)	(2,742)
Other	(44)	(103)	(44)	390

Other income (expense)	$(343)	$1,208	$1,581	$31

6.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        The Company owns certain operating properties and properties under development through joint ventures in which the Company is a co-general and managing partner. The Company also holds investments in certain retail joint ventures through MEI including a 60% interest in FoodBrand. The Company does not consider itself to be in control of joint ventures when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures under the equity method.

        The Company calculates the equity in income or loss earned from its unconsolidated joint ventures based on the Company's estimate of anticipated stabilized cash flows as they would be distributed to each partner. Generally, under the terms of the respective joint venture agreements, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with residual sharing percentages specified in the joint venture agreement. Cash flow from capital events, including refinancing and asset sales, is allocated first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages. The Company's residual sharing and capital contribution percentages for each joint venture property at September 30, 2002, are as follows:

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars in thousands except share, unit and per share data)

6.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

Joint Venture	Residual Sharing Percentage	Capital Contribution Percentage
Arizona Mills	50.0%	50.0%
Arundel Mills	65.6%	43.8%
Colorado Mills	56.3%	38.7%
Concord Mills	65.6%	43.8%
Discover Mills	50.0%	—
Grapevine Mills	65.6%	43.8%
Katy Mills	62.5%	25.0%
Meadowlands Mills (1)	66.7%	33.0%
Ontario Mills	68.8%	43.8%
St. Louis Mills	75.0%	50.0%
The Block at Orange	50.0%	—
Vaughan Mills	50.0%	50.0%

(1)
The Company's residual sharing percentage for Meadowlands Mills will be 53.3% when the conditions to delivery of the executed joint venture agreement documents from escrow have been satisfied.

        On June 28, 2002 the Company completed the acquisition of the interest in Opry Mills held by its partner, Opryland Attractions, Inc. (a subsidiary of Gaylord Entertainment) in an arm's length transaction. With this acquisition, the Company now holds 100% of the ownership interest in Opry Mills. Prior to the acquisition the Company owned a 66.7% residual sharing percentage and a 66.7% capital contribution percentage. The net consideration paid by the Company was approximately $30,910 in cash obtained from the issuance of common stock in May 2002 (see Note 10).

        On May 31, 2002, the Company completed its acquisition of 50% of Simon Property Group's ("Simon") interest in Arizona Mills, with Taubman Centers ("Taubman") acquiring the remaining 50%, and of 75% of Simon's interest in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills ("Acquired Properties"), with Kan Am, a joint venture partner in each of the partnerships and a long time private equity source to the Company, acquiring the remaining 25%. The total consideration paid by the Company for the interests in the Acquired Properties was $124,480 in cash obtained from the issuance of common stock in May 2002 (see Note 10). Prior to the acquisition the Company's residual sharing percentage and capital contribution percentage were as follows:

Joint Venture	Residual Sharing Percentage	Capital Contribution Percentage
Arizona Mills	36.8%	36.8%
Arundel Mills	37.5%	25.0%
Concord Mills	37.5%	25.0%
Grapevine Mills	37.5%	25.0%
Ontario Mills	50.0%	25.0%

        The Company will continue to reflect the results of operations from the Acquired Properties using the equity method. Additionally, the results of operations from the Company's ownership in Opry Mills was reflected in equity earnings of unconsolidated joint ventures through June 30, 2002 and will be consolidated thereafter.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars in thousands except share, unit and per share data)

6.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

        The following unaudited pro-forma results of operations reflect the Company's acquisition of Simon's interest in the Acquired Properties and the Company's acquisition of the interest in Opry Mills that it did not already own as if these transactions occurred on January 1, 2001 and 2002, respectively. In the Company's opinion, all significant adjustments necessary to reflect the effects of the sale of common stock, the use of the net proceeds there from and the acquisition of property interests have been made.

	Pro Forma Nine Months Ended September 30,
	2002	2001
Rental income	$99,077	$95,422
Net income	$34,907	$10,018
Net income per share — basic	$0.93	$0.32
Net income per share — diluted	$0.91	$0.31

        Pursuant to the joint venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. As of September 30, 2002, the Company has guaranteed repayment of $332,608 of joint venture debt, which guarantees generally continue until specified debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District ("City"). The balance of the special tax assessment is $12,145 and will be collected over the remaining 18-year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

        The Company's real estate joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners. Additionally, there are provisions whereby the Company has guaranteed our partners' preference until permanent financing is obtained. The Company generally guarantees a 9% preferred return on Kan Am's equity balance. In the case of Meadowlands Mills, Kan Am has the right to redeem its interest in the Meadowlands Mills joint venture if a construction loan is not obtained by June 2003. Beginning on the "project commencement date," which is a date on which certain material contingencies have been satisfied, the Company will guarantee the return of Kan Am's capital contribution to the Meadowlands Mills joint venture upon exercise of Kan Am's redemption right, which was $24,000 at September 30, 2002.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars in thousands except share, unit and per share data)

6.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

        Condensed balance sheets at September 30, 2002 and December 31, 2001 and condensed results of operations for the three months and nine months ended September 30, 2002 and 2001 are presented below for all unconsolidated joint ventures, including investments in certain retail joint ventures held by MEI and a 60% interest in FoodBrand.

	September 30, 2002 (Unaudited)	December 31, 2001 (Audited)
ASSETS:
Income producing property, net	$1,110,779	$1,309,843
Land held for investment and/or sale	41,705	40,876
Construction in progress	444,280	250,271
Cash and cash equivalents	47,121	61,821
Restricted cash	12,189	12,780
Notes receivable	24,804	28,045
Deferred costs, net	333,982	410,873
Other	45,058	69,492

	$2,059,918	$2,184,001

LIABILITIES AND PARTNERS' EQUITY:
Debt	$1,348,942	$1,422,130
Other liabilities	96,611	124,942
Operating Partnership's accumulated equity	347,120	287,377
Joint venture partners' accumulated equity	267,245	349,552

	$2,059,918	$2,184,001

        The primary difference between the carrying value of the Company's investment in unconsolidated joint ventures and the Operating Partnership's accumulated equity noted above is primarily due to the Company's increased basis as a result of acquiring interests in certain joint ventures whereby the purchase price was not pushed down to the joint venture. Additionally, the difference is due to capitalized interest on the investment balance, capitalized development and leasing costs which are recovered by the Operating Partnership through fees earned during construction, and loans to the joint ventures are included in other liabilities.

        The Company's share of working capital (current assets less current liabilities) excluding working capital from the Company's joint venture retail operations was approximately $32,636 at September 30, 2002. Also, the Company's share of land held for sale was approximately $17,766 at September 30, 2002.

        In March 2002, the Colorado Mills joint venture entered into a construction loan commitment of $160,000. Amounts drawn under this commitment will be guaranteed by the Company as amounts are drawn. The loan proceeds are being used to finance the construction and lease-up of Colorado Mills. The loan bears interest at LIBOR plus 225 basis points and matures in March 2005, subject to two one-year extension periods exercisable by the Company, provided no events of default exist at the time of extension and the Company pays a non-refundable extension fee of 30 basis points for each extension. In conjunction with this loan, the Colorado Mills joint venture also obtained a $10,000 letter of credit from the lender. Colorado Mills will open to the public in November 2002.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars in thousands except share, unit and per share data)

6.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Minimum rent	$41,858	$42,437	$135,990	$129,182
Percentage rent	366	573	946	1,582
Recoveries from tenants	15,360	16,788	52,859	50,813
Other property revenue	4,816	5,789	13,773	12,279

Total operating revenues	62,400	65,587	203,568	193,856

EXPENSES:
Recoverable from tenants	14,583	14,764	48,463	45,266
Other operating	3,432	4,125	11,351	12,592
Depreciation and amortization	22,022	22,031	71,349	65,881

Total operating expenses	40,037	40,920	131,163	123,739

	22,363	24,667	72,405	70,117
OTHER INCOME AND EXPENSES:
Interest income	324	1,024	1,991	3,243
Interest expense, net	(18,742)	(21,099)	(62,174)	(66,831)
Other income (expense)	2,320	976	9,784	3,175

INCOME BEFORE EXTRAORDINARY LOSSES	6,265	5,568	22,006	9,704
Extraordinary losses on debt extinguishment	—	(85)	—	(527)

NET INCOME	$6,265	$5,483	$22,006	$9,177

OPERATING PARTNERSHIP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	$4,910	$2,896	$14,257	$4,963

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

7.    BORROWINGS

        In September 2002, the Company refinanced its outstanding construction loan secured by the Operating Partnership's interest in Opry Mills for $175,000. The loan bears interest at LIBOR plus 1.2% through the initial maturity date in October, 2005 and intends on exercising its option to extend the maturity date for two one-year terms. The loan is secured by a deed of trust and assignment of tenant leases. In July 2002, the Company entered into a deferred start swap agreement to effectively fix the variable rate at 4.14% on a notional amount of $175,000. The swap became effective in October 2002 and terminates in October 2007.

        In May 2002, the Company refinanced and increased its unsecured revolving loan from $75,000 to $175,000. The unsecured revolving loan is used to fund acquisitions and redevelopment activities and serves as a revolving capital facility. As of September 30, 2002, there was $99,000 drawn on the unsecured revolving loan. Funds are available subject to certain performance measures and restrictive covenants. The unsecured revolving loan bears interest at a variable rate ranging from 175 basis points to 275 basis points over LIBOR subject to certain leverage hurdles. As of September 30, 2002 the unsecured revolving loan bore interest at LIBOR plus 2.50% and will mature in May 2005.

        Additionally in May 2002, the Company refinanced its term loan which is secured by the Operating Partnership's equity interest in Franklin Mills. The term loan was permanently reduced from $45,000 to $40,000 and requires two mandatory repayments of $5,000 due in June 2003 and June 2004 and matures in May 2005. The interest rate payable on the term loan is LIBOR plus 2.25%.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars in thousands except share, unit and per share data)

7.    BORROWINGS (continued)

        In conjunction with refinancings that occurred in 2002, the Company wrote off unamortized loan costs and paid a prepayment penalty totaling $1,260 for the three and nine months ended September 30, 2002. This amount is reflected as extraordinary losses on debt extinguishments.

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

        In conjunction with our policy to reduce interest rate risk, the Company, and its unconsolidated joint ventures, have entered into the following interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The swaps require us to receive LIBOR and pay a fixed rate. The terms of the derivative instruments, a reconciliation of their fair value and adjustments to accumulated other comprehensive income (loss) are as follows:

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars in thousands except share, unit and per share data)

8.    FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING (continued)

	WHOLLY-OWNED		JOINT VENTURES
	Opry Mills	Sawgrass Mills Mezzanine	The Block At Orange	Discover Mills
Hedge type	Cash Flow	Cash Flow	Cash Flow	Cash Flow
Description	Swap	Swap	Swap	Swap
Notional amount	$175,000	$37,000	$132,402	$126,700
Interest rate	4.14%	2.84%	5.35%	2.91%
Maturity Date	10/10/07	6/7/03	5/1/06	6/1/03
Accumulated other comprehensive loss at December 31, 2001	$—	$(82)	$(3,861)	$(441)
Change in Fair Value for the nine months ended September 30, 2002	(8,195)	(238)	(8,119)	(707)
Joint venture partner's share of collar termination	—	—	—	—

Accumulated other comprehensive loss at September 30, 2002	$(8,195)	$(320)	$(11,980)	$(1,148)

        The Opry Mills joint venture acquired a construction loan in September, 2002. In conjunction with this financing, Opry Mills entered into a collar agreement that effectively fixed LIBOR within a range from 6.275% to 7.0% on a notional amount of $170,000 maturing in September 2002. In June 2002, the Opry Mills joint venture terminated the collar, however, the debt for which the hedge was designated remained outstanding as a result of the Company's acquisition of Gaylord's interest in Opry Mills subsequent to the termination of the collar agreement (Note 6). The Company's share of the cost to terminate the hedge totaling $1,276 was deferred and amortized as interest expense through September 2002, the original maturity date of the hedge. The joint venture partner's share of the collar termination was $640. The collar's accumulated other comprehensive loss at December 31, 2001 was $5,979 and was reduced to zero at September 30, 2002 as a result of the termination and the effect of the passage of time on the fair value of the collar.

        In conjunction with the anticipated refinancing of the Concord Mills joint venture construction loan, the Company entered into a rate lock agreement which effectively fixes the interest rate at 6.065% on a notional amount totaling $181,000. The unrealized loss in fair value was $3,369 at September 30, 2002 and is included in accumulated other comprehensive income (loss). The Company anticipates that this loan will be consummated by December 31, 2002 and no amounts will be reclassified from accumulated other comprehensive income (loss) to earnings.

        Subsequent to September 30, 2002 the Company entered into deferred start interest rate exchange agreements to manage future interest rates. The agreements consist of swaps and involve the future receipt of a floating rate based on LIBOR and the payment of a fixed rate. The terms of the derivative instruments are as follows:

	WHOLLY-OWNED		JOINT VENTURES
	Term Loan	Sawgrass Mills Mezzanine	Discover Mills	Colorado Mills
Hedge type	Cash Flow	Cash Flow	Cash Flow	Cash Flow
Description	Swap	Swap	Swap	Swap
Notional amount	$40,000	$36,309	$126,672	$78,000
Interest rate	2.17%	2.16%	2.10%	2.44%
Effective start date	11/1/02	6/7/03	6/1/03	11/1/02
Maturity date	11/1/04	6/7/04	4/1/04	11/1/04

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars in thousands except share, unit and per share data)

8.    FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING (continued)

        Within the next twelve months, the Company expects to reclassify from accumulated other comprehensive income (loss) $1,959 to earnings as interest expense and our unconsolidated joint ventures expect to reclassify $4,491 to earnings as interest expense from the balance held in accumulated other comprehensive income (loss), of which the Company's pro-rata share is $1,019.

        The Company's pro-rata share of accumulated other comprehensive loss after minority interests at September 30, 2002 was $14,896. The Company's comprehensive income for the three and nine months ended September 30, 2002 was $1,193 and $24,409, respectively.

9.    DIVIDENDS DECLARED

        On September 17, 2002, the Company declared a dividend of $0.5475 per share which was paid on November 1, 2002 to shareholders of record as of October 18, 2002.

10.  CAPITAL STOCK

AUTHORIZED AND OUTSTANDING CAPITAL

        At September 30, 2002 and December 31, 2001, the total number of shares authorized and outstanding were as follows:

	September 30, 2002		December 31, 2001
	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $0.01 par value	100,000,000	38,928,195	100,000,000	28,462,926
Non-voting common stock, $0.01 par value	50,000,000	—	50,000,000	—
Preferred stock, $0.01 par value	20,000,000	750,000	20,000,000	750,000

SALE OF COMMON STOCK

        On February 28, 2002, the Company sold an aggregate of 1,818,179 shares of common stock in two concurrent offerings at an initial purchase price of $27.50 per share. The net proceeds of both offerings, which totaled approximately $47,016 after discounts and expenses, were used to reduce the outstanding indebtedness under the Company's unsecured revolving loan.

        On May 6, 2002, the Company sold an aggregate of 7,500,000 shares of common stock at an initial price of $27.25 per share. The net proceeds of the offering, which totaled approximately $202,460 after discounts and expenses, were initially used to reduce the Company's outstanding indebtedness under the revolving loan and used as working capital until May 31, 2002. On May 31, 2002, the Company used approximately $124,480 of the net proceeds to acquire 50% of Simon's interest in Arizona Mills and 75% of Simon's interests in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills. On June 28, 2002, the Company used approximately $30,910 of the net proceeds to acquire the ownership interest in Opry Mills that it did not already own (see Note 6).

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars in thousands except share, unit and per share data)

10.  CAPITAL STOCK (continued)

EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share as of the three and nine months ended September 30, 2002 and 2001, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator for basic earnings per share	$12,765	$7,320	$34,098	$8,707

Numerator for diluted earnings per share	$12,849	$7,378	$34,376	$8,768

Denominator:
Denominator for basic earnings per share — weighted average shares	38,733	25,706	34,420	24,320
Unvested Restricted Stock Awards — weighted average shares	(308)	(238)	(308)	(238)

Denominator for basic earnings per share — adjusted weighted average shares	38,425	25,468	34,112	24,082
Effect of dilutive securities:
Employee stock options and restricted stock awards	853	539	861	432

Denominator for diluted earnings per share — adjusted weighted average shares	39,278	26,007	34,973	24,514

Basic earnings per share	$0.33	$0.29	$1.00	$0.36

Diluted earnings per share	$0.33	$0.28	$0.98	$0.36

        Limited partnership units in the Operating Partnership (16,467,425 outstanding as of September 30, 2002 and 16,797,152 as of December 31, 2001) that were not held by the Company are exchangeable for cash, or at the Company's election, shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect. The common shares that may become exercisable under the Series A Warrant or that may be issuable upon conversion of the Series A Preferred Stock have not been included in the computation of per share data, as they are anti-dilutive for all periods presented. Certain options outstanding were not included in the computation of diluted earnings per share because the exercise price was higher than the average market price of common stock for the applicable periods and/or because the conditions which must be satisfied prior to issuance of any such shares were not achieved during the applicable periods, and therefore, the effect would be anti-dilutive.

STOCK OPTION PLANS

        In July 2002, we changed our method of accounting for stock-based compensation to the fair value based method which is the preferred method of accounting as provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation." The effect of the change in accounting for stock-based compensation will be to recognize stock compensation expense over the vesting period for those stock options granted on or after January 1, 2002. For stock options granted prior to January 1, 2002, we will continue to apply the provisions under Accounting Principles Board Opinion No. 25 unless the stock options are modified or settled for cash. The impact of modifying our accounting is not expected to have a material effect on our financial position or results of operations. We estimate that during 2002, our compensation expense related to stock options will be less than $2 using the Black-Scholes pricing model based on the stock options issued through September 30, 2002.

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars in thousands except share, unit and per share data)

11.  MINORITY INTERESTS

        Minority interests represent the interests of the unitholders in the Operating Partnership not held by the Company. The minority interest is adjusted at each period end to reflect the ownership percentage at that particular time. The minority interest was 29.73% and 37.11% at September 30, 2002 and December 31, 2001, respectively.

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

        The Company currently is not subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

        As of September 30, 2002, the Company had outstanding letters of credit totaling $395 which were provided to certain utility companies and The Ministry of Finance of the Province of Ontario, Canada as security for certain performance criteria.

13.  NON-CASH INVESTING AND FINANCING INFORMATION

        In September 2002, the Company acquired 100% of Forest Fair Mall for cash and the assumption of debt. The assets and liabilities acquired were as follows:

Net real estate and development assets	$70,756
Cash and cash equivalents	—
Accounts receivable	—
Deferred costs, net and other assets	67
Loans payable	(58,284)
Accounts payable and other liabilities	(1,780)

Company's cost of acquisition	$10,759

        Opry Mills Limited Partnership was accounted for under the equity method until June 2002, when the operating Partnership acquired the remaining interest that it did not already own. Opry Mills is now consolidated with the Company. The Company's interest in the assets and liabilities of Opry Mills on the date of acquisition were as follows:

Net real estate and development assets	$171,040
Cash and cash equivalents	2,722
Accounts receivable	2,572
Deferred costs, net and other assets	31,665
Loans payable	(172,873)
Accounts payable and other liabilities	(4,216)

Company's cost of acquisition	$30,910

MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, Dollars in thousands except share, unit and per share data)

14.  NEW ACCOUNTING PRONOUNCEMENT

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." It also rescinds FASB Statement No. 44, "Accounting for Intangible Assets or Motor Carriers," and amends FASB Statement No. 13, "Accounting for Leases." Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company expects that the impact of adopting SFAS No. 145 will result in restating prior year extraordinary losses from extinguishment of debt so that they are reflected as part of ordinary income. The Company does not expect that any other provisions of SFAS No. 145 will materially impact the Company subsequent to adoption.

15.  SUBSEQUENT EVENTS

        On October 9, 2002, the Company sold 4,300,000 shares of 9% Series B Cumulative Redeemable Preferred Stock, with a par value of $0.01 share for $25.00 per share in an underwritten public offering. The proceeds from the offering totaled $104,114 after deducting underwriting discounts. The Company contributed the proceeds to the Operating Partnership in exchange for preferred units. The preferred units have economic terms substantially identical to the Series B Cumulative Redeemable Preferred Stock. The net proceeds were used to repay the amounts outstanding under the Company's unsecured revolving loan, which totaled $99,000 at September 30, 2002 with the balance to be used as working capital. The dividends on the preferred stock will be payable quarterly in arrears beginning in November 2002 at 9% of the liquidation preference of $25.00 per share (equivalent to $2.25 per share). The Company cannot redeem the preferred stock before October 9, 2007, except to preserve its status as a real estate investment trust. On or after October 9, 2007, the preferred stock can be redeemed at $25.00 per share. Holders of the stock will have limited voting rights only if dividends are not paid for six or more quarterly periods.

        On October 4, 2002 the Company declared a dividend of $0.14375 per share on its Series B Cumulative Redeemable Preferred Stock which was paid on November 1, 2002 to shareholders of record as of October 18, 2002.

THE MILLS CORPORATION
(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Except as otherwise required by the context, references in this Form 10-Q to "we," "us," "our" and the "Company" refer to The Mills Corporation and its direct and indirect subsidiaries, including The Mills Limited Partnership, and references in this Form 10-Q to the "Operating Partnership" refer to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner. The following discussion and analysis of financial condition should be read in conjunction with the Company's unaudited financial statements for the three and nine months ended September 30, 2002 and 2001 and the audited Consolidated Financial Statements of the Company and Notes thereto for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002. Historical results set forth in the Consolidated Financial Statements are not necessarily indicative of the future financial position and results of operations of the Company.

        The Mills Corporation is a fully integrated, self managed real estate investment trust that conducts all of its business through the Operating Partnership, in which we own a 1% interest as the sole general partner and a 69.27% interest as a limited partner as of September 30, 2002. Through the Operating Partnership, we are engaged primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of a portfolio consisting of twelve super-regional, retail and entertainment-oriented centers, one urban entertainment/retail project, two community centers, and a portfolio of forty-six single tenant net lease properties ("Net Lease Properties") of which 27 are subject to a sales agreement. Additionally, the Operating Partnership owns MillsServices Corp. ("MSC"), which was formed to provide development, management, leasing and financial services to entities owned by affiliates of the Company. MSC owns 100% of Mills Enterprises, Inc., an entity that holds investments in certain retail joint ventures and owns 60% of FoodBrand L.L.C., the Company's food and beverage entity created in 1999 to master lease, manage and operate food courts and restaurants at the Company's malls.

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

THE MILLS CORPORATION
(Unaudited)

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

        The Company is actively pursuing acquisition opportunities and will not be successful in all cases; costs incurred related to these acquisitions opportunities are expensed when it becomes probable that the Company will not be successful in the acquisition.

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

Financial Overview

        Fluctuations in the Company's results of operations from period to period are partially affected by acquisitions, dispositions, new assets placed in service, and other business transactions generated from the Company's development of new shopping centers, expansions of existing shopping centers, and building on other retail alternatives that leverage the Company's existing portfolio. The following is a summary of new shopping center openings, acquisitions and dispositions for the three and nine months ended September 30, 2002 and 2001.

        For the three and nine months ended September 30, 2002, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of six wholly-owned shopping centers, including The Forest Fair Mall (which we acquired in September 2002 and will be renamed Cincinnati Mills upon completion of its re-development), Opry Mills (which we acquired the outstanding joint venture interest in June 2002 from Opryland Attractions, Inc. and was consolidated effective July 1, 2002), the Oasis at Sawgrass, two community centers, including Concord Mills Marketplace which opened in October 2001, the equity in earnings of nine unconsolidated joint ventures, (including Discover Mills which opened in November 2001), forty-six Net Lease Properties and the operations of MSC, which accounts for its interest in FoodBrand and certain other retail joint venture investments using the equity method.

THE MILLS CORPORATION
(Unaudited)

        In June 2002, the Company acquired the interest in Opry Mills that it did not already own from its partner, Opryland Attractions, Inc. (a subsidiary of Gaylord Entertainment). The operations of Opry Mills have been reflected in equity in earnings through June 30, 2002 and will be consolidated thereafter.

        In May 2002, the Operating Partnership, together with two joint venture partners, Taubman Centers and Kan Am, a long time private equity source of the Company and joint venture partner which holds approximately 24.28% of the limited partnership units of the Operating Partnership as of September 30, 2002, acquired Simon Property Group's interests in Ontario Mills, Grapevine Mills, Arizona Mills, Concord Mills and Arundel Mills. We acquired 50% of Simon's interest in Arizona Mills and 75% of Simon's interests in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills. Taubman acquired the remaining 50% of Simon's interest in Arizona Mills and Kan Am acquired the remaining 25% of Simon's interests in the other four properties. The operations of these unconsolidated joint ventures continue to be reflected through equity in earnings at our increased ownership percentage commencing on June 1, 2002 through September 30, 2002 and our preacquisition ownership percentage during the period from January 1, 2002 through May 31, 2002.

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

        For the three and nine months ended September 30, 2001, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of the Company's four wholly-owned shopping centers, the equity in earnings of nine unconsolidated joint ventures, including The Oasis at Sawgrass, forty-six Net Leased Properties and the operations of MSC, which consolidated the FoodBrand operations prior to the sale of a 40% interest to Panda in October 2001.

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

        Minimum rent for the three months ended September 30, 2002 increased $7.5 million (28.2%) as compared with the three months ended September 30, 2001. The increase was primarily due to the acquisition of the outstanding joint venture interests in Opry Mills in June 2002 and The Oasis at Sawgrass in October 2001 in addition to the grand opening of Concord Mills Marketplace, also in October 2001, which contributed a combined $7.3 million towards the increase. Excluding the impact of these acquisitions and the grand opening of Concord Mills Marketplace, minimum rent increased $0.2 million due to an increase in the Company's push-cart program partially offset by a decrease in occupancy.

        Recoveries from tenants for the three months ended September 30, 2002 increased $2.1 million (17.0%) as compared with the three months ended September 30, 2001. The increase was primarily due to the acquisition of the outstanding joint venture interests in Opry Mills in June 2002 and The Oasis at Sawgrass in October 2001 which contributed a combined $2.6 million towards the increase. Excluding the impact of these acquisitions, recoveries from tenants decreased $0.5 million due primarily to a decrease in recoverable expenses at Potomac Mills and Franklin Mills.

THE MILLS CORPORATION
(Unaudited)

        Other property revenue for the three months ended September 30, 2002 decreased $0.8 million (17.8%) as compared with the three months ended September 30, 2001. The decrease primarily reflects lower termination income, partially offset by an increase as a result of acquiring the outstanding joint venture interests in Opry Mills in June 2002 and The Oasis at Sawgrass in October 2001 and from temporary leasing.

        Management fee income from unconsolidated joint ventures for the three months ended September 30, 2002 increased $1.2 million (56.6%) as compared with the three months ended September 30, 2001. The increase primarily resulted from management fees generated by the opening of Discover Mills in late 2001, an increase in occupancy at Arundel Mills, and an increase in ownership in Arizona Mills, Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills as a result of the Company's acquisition of part of Simon's interest in these centers. These increases are partially offset by the elimination of management fees earned from Opry Mills and The Oasis at Sawgrass as a result of acquiring the outstanding interests in these joint ventures in June 2002 and October 2001, respectively.

        Other fee income from unconsolidated joint ventures for the three months ended September 30, 2002 decreased $1.2 million (55.4%) as compared with the three months ended September 30, 2001. The decrease is due primarily to the timing of development and leasing activity at Discover Mills, Madrid Xanadu and St. Louis Mills.

        Recoverable expenses from tenants for the three months ended September 30, 2002 increased $1.3 million (11.5%) as compared with the three months ended September 30, 2001. The increase reflects the acquisition of the outstanding joint venture interests in Opry Mills in June 2002 and The Oasis at Sawgrass in October 2001 which contributed a combined $2.4 million towards the increase. Excluding the impact of these acquisitions, recoverable expenses decreased $1.1 million due primarily to expense savings at Potomac Mills and Franklin Mills.

        Other operating expenses for the three months ended September 30, 2002 was $1.4 million, a decrease of $0.7 million as compared with the three months ended September 30, 2001. The decrease primarily reflects lower bad debts and lower legal costs due to a settlement of tenant litigation in 2001, partially offset by an increase in other operating expenses as a result of acquiring the outstanding interest in Opry Mills in June 2002.

        Depreciation and amortization for the three months ended September 30, 2002 increased $3.3 million (35.7%) as compared with the three months ended September 30, 2001. The increase primarily reflects depreciation expense associated with the acquisition of the outstanding joint venture interests in Opry Mills in June 2002, The Oasis at Sawgrass in October 2001 and the grand opening of Concord Mills Marketplace in October 2001. This increase was partially offset by a decrease in depreciation expense as a result of the de-consolidation of Foodbrand due to selling a 40% interest in this entity to Panda Restaurant Group.

        Equity in earnings of unconsolidated joint ventures before extraordinary items for the three months ended September 30, 2002 increased $2.0 million (69.5%). The increase reflects higher income at Concord Mills and Katy Mills due to lower interest expense resulting from a decrease in LIBOR rates, higher occupancy at Arundel Mills, higher land sale gains, and an increase in net income at Ontario Mills due to the addition of new anchors in 2002 and because 2001 included the settlement of tenant litigation. The Company's increased ownership in Arizona Mills, Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills as a result of the Company's acquisition of part of Simon's interest in these centers also contributed to the increase. The consolidation of Opry Mills and The Oasis at Sawgrass following their acquisitions in June 2002 and October 2001, respectively, also contributed to the increase in earnings from joint ventures as these entities generated a net loss in 2001.

        Interest income for the three months ended September 30, 2002 was $2.1 million, an increase of $1.0 million as compared with the three months ended September 30, 2001. The increase was due to an increase in our advances to joint ventures and an increase in interest earned on a note originated in conjunction with the sale of land.

        Interest expense, net for the three months ended September 30, 2002 decreased $0.9 million (6.6%) as compared with the three months ended September 30, 2001. The decrease was due to a decrease in interest rates in 2002 and lower interest expense on the Company's term loan as a result of a $5 million pay down made in conjunction with the term loan refinancing in June 2002. Also contributing to the decrease was higher capitalized interest costs as a result of our increased development pipeline. These decreases were partially offset by increased interest expense as a result of the Sawgrass refinancing in July 2001 and as a result of acquiring joint venture interests in Opry Mills in June 2002 and The Oasis at Sawgrass in October 2001.

THE MILLS CORPORATION
(Unaudited)

        Other income (expense) for the three months ended September 30, 2002 decreased $1.5 million when compared to the three months ended September 30, 2001 due primarily to selling 40% of the Foodbrand operations to Panda Food Group in the fourth quarter of 2001 and costs incurred upon the unsuccessful attempt to acquire shopping centers in 2002.

        Extraordinary losses on debt extinguishments increased $0.8 million to $1.3 million for the three months ended September 30, 2002 as compared to $0.5 million for the three months ended September 30, 2001. The increase primarily reflects costs incurred to refinance the Opry Mills construction loan in September 2002 as compared to costs incurred to refinance Sawgrass Mills and The Oasis at Sawgrass in July 2001.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001

        Minimum rent for the nine months ended September 30, 2002 increased $9.3 million (11.9%) as compared with the nine months ended September 30, 2001. The increase was primarily due to the acquisition of the outstanding joint venture interests in Opry Mills in June 2002 and The Oasis at Sawgrass in October 2001 in addition to the grand opening of Concord Mills Marketplace, also in October 2001, which contributed a combined $10.6 million towards the increase. Excluding the impact of these acquisitions and the grand opening of Concord Mills Marketplace, minimum rents decreased $1.3 million due to a decrease in occupancy, partially offset by an increase in the Company's push-cart program.

        Recoveries from tenants for the nine months ended September 30, 2002 increased $2.2 million (5.8%) as compared with the nine months ended September 30, 2001 primarily due to increased recoveries of $3.7 million as a result of the acquisition of the outstanding joint venture interests in Opry Mills in June of 2002 and The Oasis at Sawgrass in October 2001. Additionally, property taxes were higher at Sawgrass Mills due to a property tax reassessment. These increases were partially offset by a decrease in recovery revenues at Potomac Mills and Franklin Mills due to a decrease in recoverable expenses at these centers and due primarily to a loss of $0.8 million of recoveries associated with the Disposed Properties.

        Other property revenue for the nine months ended September 30, 2002 increased $0.2 million (1.8%) as compared with the nine months ended September 30, 2001. The increase primarily reflects higher termination income and income from temporary leasing, in addition to other property income generated from the acquisition of the outstanding joint venture interests in Opry Mills in June of 2002 and The Oasis at Sawgrass in October 2001. These increases were partially offset by a loss of $1.1 million associated with the Disposed Properties.

        Management fee income from unconsolidated joint ventures for the nine months ended September 30, 2002 increased $1.4 million (19.4%) as compared to the nine months ended September 30, 2001. The increase primarily resulted from management fees generated by the opening of Discover Mills in late 2001, an increase in occupancy at Arundel Mills, and an increase in ownership in Arizona Mills, Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills as a result of the Company's acquisition of part of Simon's interest in these centers. These increases are partially offset by the elimination of management fees earned from Opry Mills and The Oasis at Sawgrass as a result of acquiring the outstanding interests in these joint ventures in June 2002 and October 2001, respectively.

        Other fee income from unconsolidated joint ventures for the nine months ended September 30, 2002 decreased $3.0 million (39.7%) as compared with the nine months ended September 30, 2001. The decrease is due primarily to the timing of development activity at Discover Mills, Colorado Mills, Madrid Xanadú and St. Louis Mills, lower leasing fees from Discover Mills due to its grand opening in November 2001 and lower finance fees due to the timing of the Block and The Oasis at Sawgrass refinancing in the second quarter of 2001, the Discover Mills refinancing in late 2001 and Colorado Mills refinancing in the first quarter of 2002.

        Recoverable expense from tenants for the nine months ended September 30, 2002 increased $3.1 million (10.0%) as compared with the nine months ended September 30, 2001. The increase reflects the acquisition of the outstanding joint venture interests in Opry Mills in June 2002 and The Oasis at Sawgrass in October 2001 which contributed a combined $3.6 million towards the increase. Excluding the impact of these acquisitions, recoverable expenses decreased $0.5 million due to expense savings at Potomac Mills and Franklin Mills, partially offset by higher real estate taxes at Sawgrass Mills as a result of a property tax reassessment.

THE MILLS CORPORATION
(Unaudited)

        Other operating expenses for the nine months ended September 30, 2002 increased $0.6 million (16.4%) as compared with the nine months ended September 30, 2001. The increase reflects operating expenses associated with the Company's push-cart program as a result of opening Discover Mills in November 2001, the acquisition of the outstanding joint venture interest in Opry Mills in June 2002 and miscellaneous expenses associated with the Disposed Properties. The increases were partially offset by lower bad debts throughout the consolidated properties and lower sales and uses taxes incurred at Liberty Plaza.

        Depreciation and amortization for the nine months ended September 30, 2002 increased $5.0 million (17.8%) as compared with the nine months ended September 30, 2001. The increase primarily relates to depreciation expense associated with the acquisition of the outstanding joint venture interests in Opry Mills in June 2002 and The Oasis at Sawgrass in October 2001 and the grand opening of Concord Mills Marketplace in October 2001. This increase was partially offset by a decrease in depreciation expense as a result of the de-consolidation of Foodbrand due to selling a 40% interest in this entity to Panda Restaurant Group.

        Equity in earnings of unconsolidated joint ventures before extraordinary items for the nine months ended September 30, 2002 was $14.3 million, an increase of $9.3 million when compared to $5.0 million for the nine months ended September 30, 2001. The increase reflects higher income at Concord Mills and Katy Mills due to lower interest expense resulting from a decrease in LIBOR rates, an increase in net income at Ontario Mills due to the addition of new anchor tenants in 2002 and because 2001 includes the settlement of tenant litigation, and higher land sale gains. The Company's increased ownership in Arizona Mills, Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills as a result of the Company's acquisition of part of Simon's interest in these centers also contributed to the increase. The consolidation of Opry Mills and The Oasis at Sawgrass following their acquisitions in June 2002 and October 2001, respectively, also contributed to the increase in earnings from joint ventures as these entities generated a net loss in 2001.

        Interest income for the nine months ended September 30, 2002 increased $2.6 million (84.6%) as compared with the nine months ended September 30, 2001. The increase was due to an increase in our advances to joint ventures, interest earned on the $202.5 million raised from our equity offering in early May 2002 to fund the date May 2002 and June 2002 acquisition, and interest earned on tax incremental financing bonds acquired from the City of Hazelwood, Missouri in May 2001 in conjunction with the future development of St. Louis Mills. These increases were partially offset by lower interest earned on idle cash balances as a result of a decrease in interest rates.

        Interest expense, net for the nine months ended September 30, 2002 decreased $5.9 million (13.2%) as compared with the nine months ended September 30, 2001. The decrease was due to a lower LIBOR rate in 2002 and lower interest expense on the Company's line of credit due to a lower average loan balance resulting from the Company's equity offerings in February and May of 2002, lower interest expense on the term loan as a result of a $5 million pay down made in June 2001 and another $5 million pay down made in conjunction with the term loan refinancing in June 2002. Also contributing to the decrease was higher capitalized interest costs as a result of our increased development pipeline. These decreases were partially offset by increased interest expense as a result of the Sawgrass refinancing in July 2001 at a higher interest rate, the February refinancing of Potomac Mills and Gurnee Mills which resulted in a higher loan balance and interest rate, a full nine months of interest expense related to the convertible preferred stock offering, and as a result of acquiring joint venture interests in Opry Mills in June 2002 and The Oasis at Sawgrass in October 2001.

        Other income (expense) for the nine months ended September 30, 2002 increased $1.6 million as compared with the nine months ended September 30, 2001. The increase is due to a land sale gain of $2.5 million in 2002 and lower abandoned project costs due to writing off the Company's investment in its mid-town Atlanta entertainment and retail project in 2001 totaling $2.7 million. These increases were partially offset by costs incurred to identify new development sites and shopping centers to be potentially acquired in 2002 of approximately $1.1 million and the deconsolidation of the Foodbrand operations as a result of selling 40% of the operations to Panda Restaurant Group in the fourth quarter of 2001.

        Extraordinary losses on debt extinguishments for the nine months ended September 30, 2002 decreased $15.4 million (92.4%) as compared to the nine months ended September 30, 2001. The decrease primarily reflect costs incurred to refinance the Opry Mills construction loan in September 2002 as compared to costs incurred to refinance the Potomac Mills/Gurnee Mills mortgage loan in 2001.

THE MILLS CORPORATION
(Unaudited)

Unconsolidated Joint Ventures

        We conduct our business through our Operating Partnership, wholly-owned subsidiaries and affiliates. The consolidated financial statements include accounts of the Company and all subsidiaries that we control. We do not consider ourselves to be in control of an entity when major business decisions require the approval of at least one other general partner. Accordingly, we account for our investments by joint ventures under the equity method. Because a significant number of our shopping centers are operated by joint ventures, we have expanded Management's Discussion and Analysis of Financial Condition and Results of Operations to discuss the results of operations of the unconsolidated joint ventures without regard to our pro rata share of these operations. The table below provides the income statement of the unconsolidated joint ventures for the three and nine months ended September 30, 2002 and 2001 and is followed by management's discussion of the unconsolidated joint venture results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Minimum rent	$41,858	$42,437	$135,990	$129,182
Percentage rent	366	573	946	1,582
Recoveries from tenants	15,360	16,788	52,859	50,813
Other property revenue	4,816	5,789	13,773	12,279

Total operating revenues	62,400	65,587	203,568	193,856

EXPENSES:
Recoverable from tenants	14,583	14,764	48,463	45,266
Other operating	3,432	4,125	11,351	12,592
Depreciation and amortization	22,022	22,031	71,349	65,881

Total operating expenses	40,037	40,920	131,163	123,739

	22,363	24,667	72,405	70,117
OTHER INCOME AND EXPENSES:
Interest income	324	1,024	1,991	3,243
Interest expense, net	(18,742)	(21,099)	(62,174)	(66,831)
Other income (expense)	2,320	976	9,784	3,175

INCOME BEFORE EXTRAORDINARY LOSSES	6,265	5,568	22,006	9,704
Extraordinary losses on debt extinguishment	—	(85)	—	(527)

NET INCOME	$6,265	$5,483	$22,006	$9,177

OPERATING PARTNERSHIP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	$4,910	$2,896	$14,257	$4,963

THE MILLS CORPORATION
(Unaudited)

Acquisition of Additional Joint Venture Interests

        In May 2002, we, through the Operating Partnership, completed our acquisition of 50% of Simon's interest in Arizona Mills and 75% of Simon's interests in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills. Taubman acquired the remaining 50% of Simon's interest in Arizona Mills, and Kan Am acquired the remaining 25% of Simon's interest in the Acquired Properties. The total consideration paid by us for the interests in the Properties was approximately $124 million in cash. The cash portion of the purchase price was funded by our equity offering of 7.5 million shares of common stock which closed in May 2002. For additional discussion on the common stock offering, see Equity Transactions.

        In June 2002 we completed the acquisition of the interest in Opry Mills that we did not already own from our partner, Opryland Attractions, Inc. (a subsidiary of Gaylord Entertainment). With this acquisition, we now own 100% of Opry Mills. The total consideration paid by the Company was approximately $31 million in cash. The cash portion of the purchase price for Simon's interest and the Opry Mills transaction was funded by our equity offering of 7.5 million shares of common stock which closed in May 2002. For additional discussion on the common stock offering, see Equity Transactions.

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001 for the unconsolidated joint ventures without regard to the Company's pro-rata share of these operations.

        Minimum rent for the three months ended September 30, 2002 decreased $0.6 million (1.4%) as compared with the three months ended September 30, 2001. The decrease is a direct result of the loss of minimum rent from The Oasis at Sawgrass and Opry Mills totaling $6.9 million combined, resulting from the consolidation of these assets following our acquisition during the fourth quarter of 2001, and the second quarter 2002, respectively. Partially offsetting these decreases were the opening of Discover Mills in November 2001, lease rollovers including options at higher rates at Ontario Mills and higher occupancy at Arundel Mills. These three factors combined contributed $6.0 million in additional minimum rent as compared to prior year. Additionally, there were higher minimum rents due to the expansion of Grapevine Mills and Ontario Mills.

        Recoveries from tenants for the three months ended September 30, 2002 decreased $1.4 million (8.5%) as compared with the three months ended September 30, 2001. The decrease is a result of the consolidation of The Oasis at Sawgrass and Opry Mills following their acquisitions during fourth quarter 2001, and the second quarter 2002, respectively, offset by the opening of Discover Mills in 2001. Additionally, there were lower utility recoveries at Concord Mills and a decrease in recoverable expenses at Arizona Mills.

        Other property revenue for the three months ended September 30, 2002 decreased $1.0 million (16.8%) as compared with the three months ended September 30, 2001 primarily due to a reduction in lease termination income at Grapevine Mills and at Arizona Mills.

        Recoverable expenses from tenants for the three months ended September 30, 2002 decreased $0.2 million (1.2%) as compared with the three months ended September 30, 2001 due to the consolidation of The Oasis at Sawgrass and Opry Mills following their acquisitions during fourth quarter 2001 and the second quarter 2002, respectively, a decrease in recoverable expenses at Arizona Mills, offset by the opening of Discover Mills in 2001.

        Other operating expenses for the three months ended September 30, 2002 decreased $0.7 million (16.8%) as compared with the three months ended September 30, 2001. The decrease primarily reflects lower bad debts at Grapevine Mills, Arizona Mills and Concord Mills. Additionally, the decrease reflects the consolidation of The Oasis at Sawgrass and Opry Mills following their acquisitions during fourth quarter 2001 and the second quarter 2002, respectively, offset by the opening of Discover Mills.

        Interest income for the three months ended September 30, 2002 decreased $0.7 million (68.4%) as compared with the three months ended September 30, 2001 primarily due to a decrease in interest rates.

THE MILLS CORPORATION
(Unaudited)

        Interest expense, net for the three months ended September 30, 2002 decreased $2.4 million (11.2%) as compared with the three months ended September 30, 2001. The decrease reflects lower LIBOR rates on floating rate debt primarily at Katy Mills and Concord Mills and due to the consolidation of The Oasis at Sawgrass and Opry Mills following their acquisitions during fourth quarter 2001 and the second quarter 2002, respectively. The decreases were partially offset by higher interest expense incurred as a result of opening Discover Mills in November 2001 and higher debt balances at Arundel Mills.

        Other income (expense) for the three months ended September 30, 2002 increased $1.3 million to $2.3 million as compared to the three months ended September 30, 2001. The increase reflects land sale gains and higher income generated by certain retail joint ventures.

        There were no extraordinary losses on debt extinguishment for the three months ended September 30, 2002 as compared to $0.1 million for the three months ended September 30, 2001. The $0.1 million in extraordinary losses from debt extinguishment resulted from the refinancing of the debt on The Oasis at Sawgrass in 2001.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001 for the unconsolidated joint ventures without regard to the Company's pro-rata share of these operations.

        Minimum rent for the nine months ended September 30, 2002 increased $6.8 million (5.3%) as compared with the nine months ended September 30, 2001. The increase is a direct result of the opening of Discover Mills in November 2001, lease rollovers including options at higher rates at Ontario Mills and higher occupancy at Arundel Mills. These three factors combined contributed $17.3 million in additional minimum rent as compared to the prior year. Partially offsetting these increases was the loss of minimum rent from The Oasis at Sawgrass and Opry Mills totaling $9.8 million combined resulting from the consolidation of these assets following our acquisition during the fourth quarter of 2001 and the second quarter 2002, respectively. Additionally, minimum rent was lower at several joint venture properties due to decreased occupancy.

        Percentage Rent for the nine months ended September 30, 2002 decreased $0.6 million (40.2%) as compared with the nine months ended September 30, 2001 primarily due to the consolidation of The Oasis at Sawgrass and Opry Mills following their acquisitions during fourth quarter 2001 and the second quarter 2002, respectively.

        Recoveries from tenants for the nine months ended September 30, 2002 increased $2.0 million (4.0%) as compared with the nine months ended September 30, 2001. The increase is due primarily to the opening of Discover Mills in November of 2001, partially offset by the consolidation of The Oasis at Sawgrass and Opry Mills following their acquisitions during the fourth quarter 2001 and the second quarter 2002, respectively.

        Other property revenue for the nine months ended September 30, 2002 increased $1.5 million (12.2%) as compared with the nine months ended September 30, 2001 due to the opening of Discover Mills in November 2001 which contributed $1.0 million towards the increase. Additionally, higher income from temporary tenants due to lower occupancy, and higher termination income contributed to the increase at several joint venture properties.

        Recoverable expenses from tenants for the nine months ended September 30, 2002 increased $3.2 million (7.1%) as compared with the nine months ended September 30, 2001. The increase is due to the opening of Discover Mills in 2001 and an increase in recoverable expenses at Katy Mills, The Block at Orange and Arizona Mills. Theses increases were offset by the reduction in recoverable expenses from The Oasis at Sawgrass and Opry Mills as a result of the consolidation of these centers after our acquisitions during fourth quarter 2001 and the second quarter 2002, respectively.

THE MILLS CORPORATION
(Unaudited)

        Other operating expenses for the nine months ended September 30, 2002 decreased $1.2 million (9.9%) as compared with the nine months ended September 30, 2001. The decrease reflects lower legal expenses at Ontario Mills due to a 2001 unfavorable legal settlement, lower bad debts and the consolidation of The Oasis at Sawgrass and Opry Mills as a result of the consolidation of these centers after their acquisitions during fourth quarter 2001, and the second quarter 2002, respectively. This decrease in expenses is partially offset by an increase as a result of opening Discover Mills in November 2001 and higher legal fees at The Block at Orange in 2002.

        Depreciation and amortization for the nine months ended September 30, 2002 increased $5.5 million (8.3%) as compared with the nine months ended September 30, 2001. The increase reflects additional depreciation and amortization as a result of opening Discover Mills in late 2001, an increase in capital expenditures at Arundel Mills in conjunction with increased leasing and an increase in depreciation for FoodBrand following its de-consolidation as a result of selling a 40% interest to Panda Restaurant Group in October 2001. The increase in expense is partially offset by the consolidation of The Oasis at Sawgrass and Opry Mills following the acquisition of the centers during the fourth quarter 2001 and the second quarter 2002, respectively.

        Interest income for the nine months ended September 30, 2002 decreased $1.3 million (38.6%) as compared with the nine months ended September 30, 2001 primarily due to a decrease in interest rates.

        Interest expense, net for the nine months ended September 30, 2002 decreased $4.7 million (7.0%) as compared with the nine months ended September 30, 2001. The decrease reflects lower LIBOR rates primarily at Katy Mills and Concord Mills and consolidation of The Oasis at Sawgrass and Opry Mills following our acquisitions during fourth quarter 2001 and the second quarter 2002, respectively. The decreases were partially offset by higher interest expense incurred as a result of opening Discover Mills in November 2001 and higher construction debt balances at Arundel Mills.

        Other income (expense) for the nine months ended September 30, 2002 increased $6.6 million to $9.8 million as compared to the nine months ended September 30, 2001. The increase primarily reflects gains from the sale of land. The increase is partially offset by a loss of tax incremental financing income earned by Katy Mills due to the repayment of the bonds and losses from the Company's investment in certain retail joint ventures.

        There are no extraordinary losses on debt extinguishment for the nine months ended September 30, 2002 as compared to $0.5 million for the nine months ended September 30, 2001. The $0.5 million in extraordinary losses from debt extinguishment resulted from refinancing the debt at The Block at Orange and The Oasis at Sawgrass.

Cash Flows

        Net cash provided by operating activities increased by approximately $4.5 million (7.9%) to $62.3 million for the nine months ended September 30, 2002 as compared to $57.8 million for the nine months ended September 30, 2001. This increase resulted from increased operational income partially offset by a reduction in other assets and accounts payable. Net cash used in investing activities increased $210.1 million to $317.1 million for the nine months ended September 30, 2002 as compared to $107.0 million for the nine months ended September 30, 2001. The increase is primarily due to the Company's purchase of the Forest Fair Mall (to be renamed Cincinnati Mills), the acquisition of Simon's joint venture interest in Ontario Mills, Grapevine Mills, Arizona Mills, Concord Mills and Arundel Mills, the Company's acquisition of the remaining interest in Opry Mills that it did not already own, and increased development expenditures primarily associated with Madrid Xanadú, St. Louis Mills and Colorado Mills. Net cash provided by financing activities increased by $193.4 million to $258.5 million for the nine months ended September 30, 2002 as compared to $65.1 million for the nine months ended September 30, 2001. The increase was due to the secondary public offerings of common stock in February 2002 and May 2002 which raised net proceeds of $249.5 million compared to the August 2001 common stock offering and 2001 preferred stock offering which raised a combined net amount of $160.7 million. Additionally, the refinancing of the debt on Opry Mills, increased cash advances on our corporate revolving loan and a reduction in refinancing costs contributed to the increase in cash flows from financing activities.

THE MILLS CORPORATION
(Unaudited)

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

        FFO for the three months ended September 30, 2002 increased by $12.0 million (40.6%) to $41.6 million as compared to $29.6 million for the comparable period in 2001. FFO for the nine months ended September 30, 2002 increased by $31.1 million (37.6%) to $113.7 million as compared to $82.6 million for the comparable period in 2001. FFO amounts (denoted in thousands) were calculated in accordance with NAREIT's definition of FFO and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Funds from operations calculation:
Income before extraordinary items and minority interests	$19,519	$12,355	$52,035	$31,181
Adjustments:
Add: Depreciation and amortization of real estate assets	11,803	8,564	30,677	25,736
Add: Real estate depreciation and amortization of unconsolidated Joint Ventures	10,266	8,655	30,981	25,707

Funds from operations	$41,588	$29,574	$113,693	$82,624

EBITDA

        Our EBITDA, defined as earnings of the Operating Partnership, before interest expense, taxes, depreciation, amortization and certain other non-cash extraordinary items (including gains or losses on sales of real estate assets) for the trailing 12 months was $245.5 million and $213.2 million at September 30, 2002 and 2001, respectively. EBITDA to interest expense coverage ratio (including our proportionate share of EBITDA and interest expense of unconsolidated joint ventures) was 3.1 and 2.4 for the trailing 12 months ended September 30, 2002 and 2001, respectively. EBITDA to interest expense coverage ratio is provided as a supplemental measurement of our operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by us may not be comparable to other similarly titled measures of other companies.

THE MILLS CORPORATION
(Unaudited)

Liquidity and Capital Resources

        During the year ended December 31, 2001 and the nine months ended September 30, 2002, we completed a number of capital transactions that significantly improved our balance sheet and overall liquidity. These transactions included several debt refinancings in addition to preferred and common stock issuances. For the 21 months ended September 30, 2002, we raised $477.6 million in incremental capital, not including $104.1 million from the additional issuance of the Series B Cumulative Redeemable Preferred Stock. Other balance sheet improvements, which include our share of joint venture operations and debt, are detailed below:

	Trailing 12 Months Ended September 30,
	2002	2001
Interest coverage ratio (EBITDA to interest expense)	3.05	2.43
Total debt to market capitalization ratio	53.4%	59.9%
Total debt plus convertible preferred stock to market capitalization ratio	55.5%	62.8%
Weighted average maturity (in years)	4.9	6.1
Weighted average interest rate	6.2%	6.9%
Fixed rate debt percentage	69.5%	79.6%

        As of September 30, 2002, our balance of cash and cash equivalents was $13.1 million, excluding restricted cash totaling $30.3 million used to pay operating and capital expenditures of operating properties that are collateral for secured loan facilities, and excluding our proportionate share of cash held in unconsolidated joint ventures. In addition to our cash reserves, we had $76 million available under our revolving loan as of September 30, 2002 which was paid down to zero from the issuance of 4,300,000 shares of Series B Cumulative Preferred Stock which generated $104.1 million.

        The following provides greater detail of the debt and equity transactions discussed above.

Debt Transactions

        At September 30, 2002, our consolidated debt was approximately $1.34 billion and our pro-rata share of unconsolidated joint venture debt was approximately $0.66 billion. Of the approximate $2.0 billion of combined debt (our consolidated debt and our share of gross unconsolidated joint venture debt), approximately $1.4 billion was fixed rate debt and $0.6 billion was variable rate debt. Scheduled principal repayments of our consolidated indebtedness and our pro-rata share of unconsolidated joint venture debt through 2006 are approximately $1.2 billion with approximately $0.8 billion due thereafter. Additionally, we have guaranteed $549.2 million of total gross debt of which $332.6 million relates to joint venture debt. We and our joint venture partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or from equity issuances.

        Pursuant to the lines of credit, we are subject to certain performance measurements and restrictive covenants. We were in compliance with these covenants at September 30, 2002.

        In September 2002, we refinanced our outstanding construction loan secured by the Operating Partnership's interest in Opry Mills for $175.0 million. The loan bears interest at LIBOR plus 1.2% through the initial maturity date in October, 2005 and intends on exercising its option to extend the maturity date for two one-year terms. In July 2002, we entered into a deferred start swap agreement to effectively fix the variable interest rate at 4.14% on a notional amount of $175.0 million. The swap became effective in October 2002 and terminates in October 2007.

THE MILLS CORPORATION
(Unaudited)

        In May 2002, we refinanced and increased our unsecured revolving loan from $75.0 million to $175.0 million. The unsecured revolving loan is used to fund acquisitions and redevelopment activities and serves as a revolving capital facility. As of September 30, 2002, there was $99.0 million drawn on the unsecured revolving loan. Funds are available subject to certain performance measures and restrictive covenants. The unsecured revolving loan bears interest at a variable rate ranging from 175 basis points to 275 basis points over LIBOR subject to certain leverage hurdles. As of September 30, 2002 the unsecured revolving loan bore interest at LIBOR plus 2.50% and will mature in May 2005.

        Additionally in May 2002, we refinanced our term loan which is secured by the Operating Partnership's equity interest in Franklin Mills. The term loan was permanently reduced from $45 million to $40 million and requires two mandatory repayments of $5 million due in June 2003 and June 2004 and matures in May 2005. The interest rate payable on the term loan is LIBOR plus 2.25%.

        In March 2002, the Colorado Mills joint venture entered into a construction loan commitment of approximately $160.0 million. Amounts drawn under this commitment will be guaranteed by the Company as amounts are drawn. The loan proceeds are being used to finance the construction and lease-up of Colorado Mills. The loan bears interest at LIBOR plus 2.25% and matures in March 2005, subject to two one-year extension periods exercisable by us, provided no event of default exists at the time of extension and we pay a non-refundable extension fee of 30 basis points of the outstanding balance or commitment for each extension. In conjunction with this loan, the Colorado Mills joint venture also obtained a $10.0 million letter of credit from the lender. As of September 30, 2002, the Colorado Mills joint venture had drawn $78.2 million under the construction loan commitment and no amounts had been drawn against the letter of credit.

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

Equity Transactions

        Currently, we have three effective shelf registration statements on Form S-3 on file with the Securities and Exchange Commission:

•
Effective October 28, 1996, we filed a universal shelf registration statement on Form S-3 to offer up to $250 million of common stock, preferred stock and common stock warrants. As of September 30, 2002, a balance of approximately $23.5 million remained available to us for issuance pursuant to this registration statement.
•
Effective August 24, 2001, we filed a universal shelf registration statement on Form S-3 to offer an additional $300 million in common stock and common stock warrants. As of September 30, 2002, a balance of approximately $45.6 million remained available to us for issuance pursuant to this registration statement.
•
Effective July 8, 2002, we filed a universal shelf registration statement on Form S-3 to offer an additional $1 billion of common stock, preferred stock, common stock warrants and preferred stock represented by depositary shares. As of September 30, 2002 the entire balance was available for issuance pursuant to this registration statement. The balance remaining on this universal shelf after the issuance of the Series B Cumulative Redeemable preferred stock in October 2002 was $961.7 million.

        Pursuant to these registration statements, we currently may issue up to an aggregate of approximately $1,069 million of any combination of (1) up to approximately $1,069 million of common stock and/or common stock warrants; (2) up to approximately $1,023.5 million of preferred stock; and (3) up to $1 billion of preferred stock represented by depositary shares.

        On October 9, 2002, we sold 4,300,000 shares of 9% Series B Cumulative Redeemable Preferred Stock, with a par value of $.01 per share, for $25.00 per share in an underwritten public offering. The proceeds from the offering totaled $104.1 million after deducting underwriting discounts. We contributed the proceeds to the Operating Partnership in exchange for preferred units. The preferred units have economic terms substantially identical to the Series B Cumulative Redeemable preferred stock. The net proceeds were used to repay the amounts outstanding under our revolving bank credit facility, which totaled approximately $99.0 million at September 30, 2002. The dividends on the Series B Cumulative Redeemable preferred stock will be payable quarterly in arrears beginning in November 2002 at 9% of the liquidation preference of $25.00 per share, (equivalent to $2.25 per share). We cannot redeem the preferred stock before October 9, 2007, except to preserve our status as a real estate investment trust. On or after October 9, 2007, the preferred stock can be redeemed at $25 per share. Holders of the shares will have limited voting rights only if dividends are not paid for six or more quarterly periods.

THE MILLS CORPORATION
(Unaudited)

        On May 6, 2002, we sold 7,500,000 shares of common stock in a public offering at an initial price of $27.25 per share. The net proceeds from the offering totaled approximately $202.5 million after discounts and expenses. On May 31, 2002, we used approximately $124.5 million of the net proceeds to purchase a portion of Simon's interest in Ontario Mills, Grapevine Mills, Arizona Mills, Concord Mills and Arundel Mills. On June 28, 2002 we used approximately $30.9 million of the net proceeds to acquire the interest in Opry Mills that we did not already own. The remaining net proceeds of approximately $47.1 million, after discounts and expenses, were initially used to reduce our outstanding indebtedness under the unsecured revolving loan and as working capital.

        In February 2002, we sold 1,818,179 shares of common stock in two concurrent offerings at an initial price of $27.50 per share. The net proceeds totaling approximately $47.0 million after discounts and expenses were used to reduce the outstanding indebtedness under our revolving loan.

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

        We contributed the proceeds from the issuance of the Series A preferred stock to the Operating Partnership in exchange for preferred units. The preferred units are subject to the same terms and conditions as the series A preferred stock. The net proceeds, which totaled $69.3 million after discounts and expenses, were used to pay down our revolving loan and to fund our development equity requirements. Due to the redemption features of the series A preferred stock, we have accounted for the dividends on the series A preferred stock as interest expense.

        In connection with the issuance of the series A preferred stock, we granted the holder a warrant to purchase our common stock at $25.00 per share. The number of common shares issuable upon exercise of the warrant is based on the number of shares of series A preferred stock that we repurchase upon exercise of our call right between May 1, 2002 and November 10, 2003.

        In May 2002, we entered into an agreement with Kan Am, a joint venture partner which holds approximately 24.28% of the units of the Operating Partnership as of September 30, 2002, pursuant to which Kan Am will commit during 2002 to contribute up to $50.0 million for investment in qualifying development projects. Kan Am's contribution commitment will be satisfied by entering into joint venture agreements with us relating to individual projects. It is contemplated that the terms of these joint venture agreements with Kan Am will be substantially similar to the terms of the joint venture agreement for the Colorado Mills project, although the terms of individual projects may differ from the terms for the Colorado Mills project. We will not be obligated to offer Kan Am the opportunity to participate in development projects on these terms.

        Kan Am's contribution commitment obligation is contingent on our ability to offer to Kan Am qualifying development projects that satisfy the criteria described in the contribution documentation. Many of the criteria are dependent upon factors that are not within our control, and therefore we cannot be assured that we will be able to make offers to Kan Am of projects that would require Kan Am to make contributions.

THE MILLS CORPORATION
(Unaudited)

        Kan Am must raise capital from other investors to meet its funding commitments to us and there can be no assurance that Kan Am will be able to raise such additional capital necessary to enable it to meet its best efforts contribution commitments.

Future Capital Requirements

        In May 2002, we also granted a waiver of the "ownership limit" established in our certificate of incorporation to Kan Am and its affiliates, subject to limitations established in our certificate of incorporation to preserve our REIT status. This waiver will also apply to the initial transferees of Kan Am and its affiliates, subject to continued compliance by Kan Am with its contribution obligations for development projects as described above, to Kan Am's compliance with certain first refusal rights in our favor, and to compliance by Kan Am and its affiliates and such transferees with the applicable restrictions relating to preservation of our REIT status.

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

Development, Remerchandising, and Expansion Efforts

        We are involved in various predevelopment, development, remerchandising and expansion efforts. As of September 30, 2002, we focused our most significant development efforts on the development of seven projects: Colorado Mills, (which will open to the public in November 2002) Madrid Xanadú (Spain), St. Louis Mills, Cincinnati Mills, Vaughan Mills, Meadowlands Mills and San Francisco Piers 27-31.

        Colorado Mills: The Operating Partnership through the Mills-Kan Am Colorado Limited Partnership formed a joint venture with Stevinson Partnership, Ltd. and Greg C. Stevinson (together "Stevinson"), to develop Colorado Mills on a 130-acre site located in Lakewood, Colorado, ten miles west of downtown Denver. The mall will open to the public in November 2002 with 10 anchor stores such as Off 5th-Saks Fifth Avenue, Neiman Marcus-Last Call, Target, Eddie Bauer, Gart Sports, Off Broadway Shoes, Borders Books, ESPN Skate Park and Jullian's. An additional anchor store, the United Artists Theatre, is expected to open in December, 2002. Stevinson contributed its interest in the Colorado site to the Colorado Mills Limited Partnership and Mills-Kan Am Colorado Limited Partnership funded all the cash equity requirements for the mall's development. The remaining project costs are being financed with proceeds of a $160.0 million construction loan commitment.

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

THE MILLS CORPORATION
(Unaudited)

        Mills-Kan Am Colorado Limited Partnership, through which the Operating Partnership will develop and operate its interest in the Colorado Mills project, is a joint venture formed with Kan Am pursuant to which Kan Am and the Operating Partnership each is required to fund 50% of the total equity required to develop the Colorado Mills project. The project's equity requirement is $51.0 million, of which we had funded approximately $20.9 million of our required equity as of September 30, 2002. Kan Am's invested capital in this project as of September 30, 2002 was $25.5 million and the amount of Kan Am's accrued preference was $0.7 million.

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

THE MILLS CORPORATION
(Unaudited)

        Madrid Xanadú: The Madrid Xanadú project is being constructed on an 85-acre site located in the Municipality of Arroyomolinos, within the Communidad of Madrid. The project is expected to consist of a retail and entertainment center, containing more than one million square feet of gross leaseable area, together with a snow dome indoor skiing facility on the site. This project will be anchored by a 350,000 square foot combination department store and hypermarket owned and operated by El Corte Inglés, the largest retailer in Spain. The project will also feature over 200 specialty retailers, including Sweden's Hennes and Mauritz (H&M), Italy's Benetton, and Spain's Zara which have already committed to the project. All public approvals necessary to commence construction have been received and construction has commenced and is on schedule for a spring 2003 opening. El Corte Inglés has commenced construction of its store and is on schedule for the spring 2003 opening.

        The project is being developed by two joint ventures between an affiliate of the Operating Partnership and Parecelatoria De Gonzalo Chacón S.A. ("PGC"). One joint venture will develop, own and operate the retail joint venture; the other joint venture will lease, develop and operate the snow dome. We own two-thirds of the retail joint venture and one-third of the snow dome joint venture. PGC contributed the land to the retail joint venture. We are obligated to contribute to the retail joint venture any capital, in excess of construction loan proceeds, required to complete the construction of the retail component of the project. As of September 30, 2002, we had invested $103.6 million, including capitalized interest. On March 15, 2002, we obtained a term sheet for a construction loan having a maximum loan amount of €165 million Euro ("€"). We expect to close the loan in December 2002, subject to the completion of certain modifications to the joint venture agreements governing the project described below. After the proposed construction loan closes, our equity balance in the retail joint venture will be reduced to approximately €54 million.

        Under the existing joint venture agreements, the retail joint venture is obligated to provide €19.3 million to the snow dome joint venture in the form of a repayable tenant allowance loan. Additionally, the snow dome joint venture requires additional equity to complete the project of €4.8 million, of which €3.2 million is to be funded by us and €1.6 million of which is to be funded by PGC. Furthermore, after such contributions have been made, PGC is obligated to contribute any additional funds required to complete the snow dome project, up to a maximum of €4.8 million. On October 25, 2002, Mills and PGC executed Heads of Terms concerning certain changes to the retail and snow dome joint venture agreements. The Heads of Terms provide, among other things, for (i) the allocation by PGC of €1 million of sale proceeds from the sale of certain additional land owned by PGC against PGC's additional €4.8 million equity requirement, and (ii) commitments by both Mills and PGC to fund additional equity required to complete the snow dome (beyond PGC's €4.8 million maximum) on a fifty/fifty basis, provided that the total funding for the snow dome shall not exceed €42 million.

        Until certain conditions specified in the joint venture agreements have been satisfied (which includes the execution of certain additional agreements with El Corte Inglés), PGC has the right to purchase our interest in the joint venture at a price equal to our third party cost, plus any additional capital we paid into the venture. In the event that PGC exercises its right to purchase our interest in the joint venture, we would be required to sell our interest to PGC at a time when we otherwise may not have wished to sell our interest. Under the recently executed Heads of Terms, both Mills and PGC will relinquish all rights to acquire the interest of the other venture that may be triggered by a deadlock during the construction period. Additionally, the parties are negotiating certain put/call provisions relating to PGC's interest after the construction period ends which will include, among other things, the right of PGC to put its interest in the joint ventures to us for a maximum price.

        We currently expect that binding agreements incorporating the provisions of the Heads of Terms, as well as the construction loan documents, will be executed by the end of December 2002, although we can give no assurance that the documents will be executed by that date. For risk factors relating to joint venture projects generally, please see the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002.

THE MILLS CORPORATION
(Unaudited)

        St. Louis Mills: In July 2001, we acquired a 200-acre site in Hazelwood, Missouri, for development of St. Louis Mills. The site is located at the northwest quadrant of State Highway 370 and Missouri Bottom Road, approximately sixteen miles from St. Louis. Some site work has already been completed and we have obtained all required entitlements. In March 2000, the Missouri Coalition for the Environment filed a lawsuit against the U.S. Army Corp of Engineers challenging the fill permit. We have intervened in the suit. To date, the court has denied any injunctive relief to the plaintiffs. We believe that the suit is without merit and do not anticipate that it will have any material adverse effect on the development of the St. Louis Mills project. Ground breaking ceremonies were held on June 27, 2002 and full construction and leasing activities are underway. Off 5th-Saks Fifth Avenue, Off Broadway Shoes, Books-a-Million, Bed Bath and Beyond, Marshalls and Regal Cinemas, among others, have committed to this project. St. Louis Mills is scheduled to open in fall 2003.

        The project will be developed by St. Louis Mills Limited Partnership, a joint venture between an affiliate of the Operating Partnership, and Kan Am. We anticipate that our final equity requirements will be approximately $31.5 million. As of September 30, 2002, we had invested $27.8 million, including capitalized interest, and Kan Am had invested $25.0 million in the project.

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

        Cincinnati Mills: In September 2002, we purchased the Forest Fair Mall in Cincinnati, Ohio from Gator Forest Partners, Ltd. for a net purchase price of $68.8 million. The mall which was originally developed in 1990 is a super-regional, retail shopping center with approximately 1.5 million square feet of gross leaseable area which includes 15 anchor stores and 33 specialty stores. It is located off of interstate 275, the main suburban connector for Northern Cincinnati. We plan to renovate/redevelop the mall and re-open it under the name Cincinnati Mills in the fall of 2003. The current anchor store tenants which include Kohl's, Bass Pro Shops Outdoor World, Burlington Coat Factory, biggs hypermarket, Off-Fifth Saks-Fifth Avenue, Media Play and Wonderpark will remain open during the renovations.

        Vaughn Mills: In February 1998, we secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills project to be developed in Canada. The 180-acre site is located in the City of Vaughan at the southeast corner of Highway 400 and Rutherford Road, approximately 20 miles north of downtown Toronto, Canada. The project will be developed jointly by an affiliate of the Operating Partnership and by Cambridge Shopping Centres II Limited as tenants in common. We anticipate that our final equity requirement for Vaughan Mills may exceed $30.0 million. As of September 30, 2002, we had funded approximately $47.8 million including capitalized interest. We anticipate opening the center in the fall of 2004.

        Meadowlands Mills: We have acquired a mortgage interest in a 592-acre site known as the "Empire Tract" located on the New Jersey turnpike (I-95) adjacent to Meadowlands Sports Complex and approximately five miles from New York City. Commencement of construction is contingent upon the completion of an ongoing Environmental Impact Statement and the federal/state permitting process. A Special Area Management Plan for the Meadowlands area was published in the Federal Register in April 1999. In July 2000, the U.S. Army Corp of Engineers announced that it had completed the Draft Environmental Impact Statement on our Section 404 Fill Permit and the period for public comment closed in October 2000. In December 2001, the U.S. Army Corp of Engineers circulated its Draft Final Environmental Impact Statement to cooperating federal agencies and closed the comment period at the end of January 2002. In May 2002, we completed our Final Environmental Impact Statement and circulated it for comment to federal and state agencies (the comment period closed October 3, 2002). Completion of the Final Environmental Impact Statement is the last step before the U.S. Army Corp of Engineers issues its decision on the issuance of a wetlands fill permit.

        The mixed-use development contemplated for the Empire Tract would consist of 2.0 million square feet of gross leaseable area for Meadowlands Mills, plus office and hotel space. The project would be developed on an entitled site of 90.5 acres, plus roads and retention facilities. Upon procurement of all necessary entitlements, it is anticipated that the project will be developed by Meadowlands Mills Limited Partnership, a joint venture entity in which each of the Operating Partnership, Kan Am, Empire Ltd. and Bennett S. Lazare will hold an interest. Currently, the Operating Partnership and Kan Am are the sole partners in Meadowlands Mills Limited Partnership. Our equity requirements have not yet been determined. As of September 30, 2002, we had invested $95.0 million, which includes capitalized interest and overhead and of which $55.3 million is an advance to Meadowlands Mills Limited Partnership. Kan Am's invested capital in the project was $24.0 million as of September 30, 2002.

        In March 2001 state officials of New Jersey requested that we withdraw our permit applications for the existing site and consider an alternate site in Bergen County. While we refused this request, we engaged in conversations with state officials considering a redevelopment of the Meadowlands Sports Complex, to determine whether an acceptable alternate site and project concept would be mutually acceptable. The Sports and Exposition Authority, which owns and operated the Meadowlands Sports Complex, issued an RFP for redevelopment of the complex. We submitted a proposal in response to the RFP in conjunction with office developer Mack-Cali Reality Corporation. The proposal that we submitted contemplates a mixed use family entertainment, retail, office and hotel project, with up to 1.7 million square feet of office space, 700,000 square feet of retail uses, plus additional entertainment uses such as an indoor skiing facility and other recreational uses. The Sports and Exposition Authority is expected to announce its selection of a developer in late 2002 or January 2003.

THE MILLS CORPORATION
(Unaudited)

        Piers 27-31: In April 2001, the San Francisco Port Commission awarded us the exclusive right to negotiate for a long-term lease on Piers 27-31 on the San Francisco waterfront, in order to develop a full-price mixed-use retail, office, entertainment and recreation project. These negotiations have begun and are ongoing.

        Block 37: In June 2002, we were selected by the City of Chicago to negotiate the development of Block 37 (108 N. State Street), a key city block opposite the Marshall Fields department store in downtown Chicago, as a mixed-use project including retail, residential and hotel uses. These negotiations are ongoing.

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

Update regarding continuing effects of events of September 11, 2001

        We have not seen lasting effects from the September 11, 2001 terrorist attacks except at our Sawgrass Mills and Arizona Mills properties, which are located in South Florida and Arizona and are particularly affected by the level of tourism in these areas. At these properties we saw a significant decline in retail business immediately following September 11th and, unlike at our other properties, business has not yet returned to pre-September 11th levels, although it has been slowly improving.

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

        In conjunction with our policy to reduce interest rate risk, we and our unconsolidated joint ventures have entered into the following interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in LIBOR. Under the swaps, we receive LIBOR based payments and pay a fixed rate. The terms of the derivative instruments, in effect as of September 30, 2002, a reconciliation of their fair value and adjustments to accumulated other comprehensive loss (in thousands) are as follows:

	WHOLLY-OWNED		JOINT VENTURES
	Opry Mills	Sawgrass Mills Mezzanine	The Block At Orange	Discover Mills
Hedge type	Cash Flow	Cash Flow	Cash Flow	Cash Flow
Description	Swap	Swap	Swap	Swap
Notional amount	$175,000	$37,000	$132,402	$126,700
Interest rate	4.14%	2.84%	5.35%	2.91%
Maturity Date	10/10/07	6/7/03	5/1/06	6/1/03
Accumulated other comprehensive loss at December 31, 2001	$—	$(82)	$(3,861)	$(441)
Change in Fair Value for the nine months ended September 30, 2002	(8,195)	(238)	(8,119)	(707)
Joint venture partner's share of collar termination	—	—	—	—

Accumulated other comprehensive loss at September 30, 2002	$(8,195)	$(320)	$(11,980)	$(1,148)

THE MILLS CORPORATION
(Unaudited)

        The Opry Mills joint venture acquired a construction loan in September, 2002. In conjunction with this financing, Opry Mills entered into a collar agreement that effectively fixed LIBOR within a range from 6.275% to 7.0% on a notional amount of $170.0 million maturing in September 2002. In June 2002, the Opry Mills joint venture terminated the collar, however, the debt for which the hedge was designated remained outstanding as a result of our acquisition of Gaylord's interest in Opry Mills subsequent to the termination of the collar agreement (Note 6). Our share of the cost to terminate the hedge totaling $1.3 million was deferred and amortized as interest expense through September 2002, the original maturity date of the hedge. The joint venture partner's share of the collar termination was $0.6 million. The collar's accumulated other comprehensive loss at December 31, 2001 was $6.0 million and was reduced to zero at September 30, 2002 as a result of the termination and the effect of the passage of time on the fair value of the collar.

        In conjunction with the anticipated refinancing of the Concord Mills joint venture construction loan, we entered into a rate lock agreement which effectively fixes the interest rate at 6.065% on a notional amount totaling $181.0 million. The unrealized loss in fair value was $3.4 million at September 30, 2002 and is included in accumulated other comprehensive income (loss). We anticipate that this loan will be consummated by December 31, 2002 and no amounts will be reclassified from accumulated other comprehensive income (loss) to earnings.

        Subsequent to September 30, 2002 we also entered into deferred start interest rate exchange agreements to manage future interest rates. The agreements consist of swaps and involve the future receipt of a floating rate based on LIBOR and the payment of a fixed rate. The terms of the derivative instruments are as follows (in thousands):

	WHOLLY-OWNED		JOINT VENTURES
	Term Loan	Sawgrass Mills Mezzanine	Discover Mills	Colorado Mills
Hedge type	Cash Flow	Cash Flow	Cash Flow	Cash Flow
Description	Swap	Swap	Swap	Swap
Notional amount	$40,000	$36,309	$126,672	$78,000
Interest rate	2.17%	2.16%	2.10%	2.44%
Effective start date	11/1/02	6/7/03	6/1/03	11/1/02
Maturity date	11/1/04	6/7/04	4/1/04	11/1/04

        The estimated fair value of our financial instruments has been determined by us, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

THE MILLS CORPORATION
(Unaudited)

        For purposes of the Securities and Exchange Commission's market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2002. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, as of September 30, 2002, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented below. The following table provides information about our consolidated financial instruments that are sensitive to changes in interest rates as of September 30, 2002. For consolidated debt obligations, the table presents principal cash flows (in thousands) and related weighted average interest rates by expected maturity dates, including the effect of an interest rate swap agreement which locked the interest rate on the Sawgrass Mills mezzanine debt at 7.34% on a notional amount of $37.0 million through June 2003 and the effect of an interest rate swap agreement which locked the interest rate on the Opry Mills debt at 5.34% on a notional amount of $175.0 million through October 2007.

	2002	2003	2004	2005	2006	Thereafter	Total	Estimated Fair Value 9/30/02
Fixed rate mortgages, notes and loans payable	$2,998	$12,465	$13,541	$188,265	$295,030	$558,735	$1,071,034	$1,169,660
Average interest rate	8.14%	8.17%	8.18%	5.14%	7.18%	7.58%	7.06%
Variable rate mortgages, notes and loans payable	$17,715	$9,608	$6,766	$130,798	$95,044	$4,838	$264,769	$264,769
Average interest rate (1)	L + 2.31%	L + 2.49%	L + 2.86%	L + 2.47%	L + 3.35%	L + 4.25%	L + 2.82%

(1)
L refers to the one-month London Interbank Offered Rate (or "LIBOR"), which was 1.81125% at September 30, 2002.

OFF-BALANCE SHEET COMMITMENTS

        As of September 30, 2002, the Company's off-balance sheet commitments were as follows (dollars in thousands):

•
At September 30, 2002, the Company had unused capacity under its revolving loan totaling $76,000 which will be used to fund acquisitions, development and as a working capital facility.

•
Letters of credit totaling $395 have been provided to certain utility companies and The Ministry of Finance of the Province of Ontario, Canada as security for certain performance criteria.

•
The Company guarantees its share of any construction loan and its joint venture partners' (Kan Am and Stevinson) share of the construction loan until permanent financing is obtained. The amount guaranteed is reduced as certain performance criteria are met. See the "Summary of Outstanding Unconsolidated Indebtedness" table in the Form 8-K/A filed on November 14, 2002 with the Securities and Exchange Commission for a summary of unconsolidated indebtedness.

•
The Meadowlands Mills joint venture has guaranteed the return of Kan Am's capital contribution to the Meadowlands Mills joint venture totaling $24,540, including accrued construction period preference, if a construction loan is not obtained by June 30, 2003. Beginning on the "Project Commencement Date", which is a date on which certain material contingencies have been satisfied, the Company will guarantee the return of Kan Am's capital contribution upon Kan Am's exercise of its redemption right, which may occur prior to securing the construction loan.

•
The Company has guaranteed the return of Kan Am's capital contribution to the St. Louis Mills joint venture totaling $25,678 as of September 30, 2002, including accrued construction period preference, if a construction loan is not obtained by December 12, 2003.

•
The Company generally guarantees a 9% preferred return on Kan Am's equity balance in unconsolidated joint ventures until permanent financing has been obtained.

THE MILLS CORPORATION
(Unaudited)

•
The Company has guaranteed the return of Kan Am's capital contribution to the St. Louis Mills joint entire totaling $25,658, upon Kan Am's delivery of a notice of redemption, until such time as certain specified conditions to the "project commencement date shall have occurred."

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

•
The Company guarantees a $10,000 letter of credit of which the obigor is Colorado Mills Limited Partnership. The letter of credit was issued in March 2002 to secure a bond issuance by Denver West Metropolitan District. As of September 30, 2002 there was no amount drawn on the letter of credit.

THE MILLS CORPORATION
(Unaudited)

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company required to be included in our periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls after the date of our most recent evaluation.

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

  (b)
  The Company filed 4 Current Reports on Form 8-K during the quarter ended September 30, 2002:

  •
  The Company's Current Report on Form 8-K dated June 30, 2002 and furnished on August 12, 2002 under Items 7 and 9 made available certain operational information concerning the Company and the properties owned or managed by it as of June 30, 2002.

  •
  The Company's Current Report on Form 8-K dated August 14, 2002 and furnished on August 14, 2002 under Item 9 made available the certifications by the Company's Chief Executive Officer and Chief Financial Officer that the information contained in the Quarterly Report on Form 10-Q fairly presented, in all material respects, the financial condition and results of operations of the Company and that the report was in full compliance with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

  •
  The Company's Second Amendment Current Report on Form 8-K/A dated May 31, 2002 and furnished on September 24, 2002 under Item 7 made available certain exhibits concerning the completion of the acquisition of ownership interests held by Simon Property Group in five of the Company's unconsolidated properties and the public offering of 7,500,000 shares of the Company's common stock.

  •
  The Company's Current Report on Form 8-K dated September 25, 2002 and furnished on September 26, 2002 under Items 5 and 7 made available certain exhibits concerning the computation of financial ratios for the six months ended June 30, 2002 and each of the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MILLS CORPORATION
November 14, 2002 (Date)	By:	/s/ NICHOLAS MCDONOUGH Nicholas McDonough Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS UNDER
SECTION 302 OF THE SARVANES-OXLEY ACT

CERTIFICATION

I, Laurence C. Siegel, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Mills Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent valuation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ LAURENCE C. SIEGEL Laurence C. Siegel Chief Executive Officer

CERTIFICATIONS UNDER
SECTION 302 OF THE SARVANES-OXLEY ACT

CERTIFICATION

I, Nicholas McDonough, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Mills Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent valuation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ NICHOLAS MCDONOUGH Nicholas McDonough Chief Financial Officer

THE MILLS CORPORATION
EXHIBIT INDEX

NUMBER	EXHIBIT
^3.1	Amended and Restated Certificate of Incorporation of the Company, as amended by First Amendment to Amended and Restated Certificate of Incorporation of the Company
^^3.2	Amended and Restated Bylaws of the Company
^3.3	Certificate of Designations, Preferences and Rights Relating to Series A Cumulative Convertible Preferred Stock of the Company
+3.4	Certificate for Designation, Preferences and Rights of Series B Cumulative Redeemable Preferred Stock of the Company
+10.1	Third Amendment to Limited Partnership Agreement
+12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

^
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.

^^
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

+
Filed herewith

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
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS UNDER SECTION 302 OF THE SARVANES-OXLEY ACT CERTIFICATION
THE MILLS CORPORATION EXHIBIT INDEX