Form 10-K
period 2002-12-31
MILLS CORP
filed 2003-03-31
CIK 914713

Use these links to rapidly review the document
TABLE OF CONTENTS
PART III

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-12994

THE MILLS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or other jurisdiction of incorporate or organization)	52-1802283 (I.R.S. Employer Identification No.)
1300 WILSON BOULEVARD, SUITE 400 ARLINGTON, VA (Address of principal executive office)	22209 (Zip Code)

Registrant's telephone number, including area code: (703) 526-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE	NEW YORK STOCK EXCHANGE
9% SERIES B CUMULATIVE REDEEMABLE	NEW YORK STOCK EXCHANGE
PREFERRED STOCK, $0.01 PAR VALUE
9% SERIES C CUMULATIVE REDEEMABLE	NEW YORK STOCK EXCHANGE
PREFERRED STOCK, $0.01 PAR VALUE

                  Securities registered pursuant to Section 12(g) of the Act: None

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

                  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

                  As of June 28, 2002, the aggregate market value of the 34,265,214 shares of common stock held by non-affiliates of the registrant was $1,062,221,634 based upon the closing price ($31.00 per share) on the New York Stock Exchange composite tape on such date. As of March 27, 2003, there were 43,644,582 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the registrant's proxy statement for the annual shareholders meeting to be held in 2003 are incorporated by reference into Part III. We expect to file our proxy statement by April 30, 2003.

THE MILLS CORPORATION

Annual Report on Form 10-K
December 31, 2002

PART I

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

              Forward-looking statements, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "would be," or "continue" or the negative thereof or other variations thereon or comparable terminology are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are:

  •
  the general economic climate,

  •
  the supply and demand for retail properties,

  •
  interest rate levels and fluctuations in the exchange rates between the US Dollar and foreign currencies in countries where we have investments,

  •
  the availability to us of financing for our development projects or acquisition activities,

  •
  risks associated with the development, acquisition and operation of retail properties, including risks that the development of the project may not be completed on schedule, that we may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated, and

  •
  those risks described in the section entitled "Risk Factors" in this Form 10-K.

              We undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

Item 1. Business

The Company

              Except as otherwise required by the context, references in this Form 10-K to "we," "us," "our" and the "Company" refer to The Mills Corporation and its direct and indirect subsidiaries, including The Mills Limited Partnership, and references in this Form 10-K to "Mills LP" refer to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner. We conduct all of our business and own all of our properties through Mills LP and Mills LP's various subsidiaries. As the general partner of Mills LP, we have the exclusive power to manage and conduct the business of Mills LP, subject to some limited exceptions.

              We are a fully integrated, self-managed real estate investment trust (a "REIT") that develops, redevelops, leases, acquires, expands, and manages three types of retail and entertainment real estate properties, which are the main focus of our operations: Mills Landmark Centers, 21st Century Retail and Entertainment Centers, and International Retail and Entertainment Venues. We have 13 "Mills Landmark Centers," which are retail and entertainment super-regional shopping centers branded as Mills. There are two "21st Century Retail and Entertainment Centers," which are conventional regional shopping centers usually anchored by traditional department stores. The "International Retail and Entertainment Venues" can be either a Mills Landmark Center or a 21st Century Retail and Entertainment Center located outside the United States. Madrid Xanadú, a super-regional shopping center scheduled to open in May 2003, is our premier project internationally. In addition, we own interests in two community shopping centers "Community Centers", a portfolio of single tenant properties, which we refer to as "Net Lease Properties," and other related commercial development.

              As of December 31, 2002, we held, directly or indirectly, 100% of the equity interests in five Mills Landmark Centers, one 21st Century Retail and Entertainment Center, a total of 46 Net Lease Properties and two Community Centers. In addition, we held equity interests in various joint ventures that own eight Mills Landmark Centers and one 21st Century Retail and Entertainment Center. For a description of our existing properties, projects under construction and projects under development as of December 31, 2002, see "—Development Pipeline" and "Item 2. Properties." We also own 100% of entities that provide leasing, management, development and financing services for all of our properties. Through MillsServices Corp. ("MSC"), we own 100% of Mills Enterprises, Inc. ("MEI"), an entity that holds investments in certain retail joint ventures.

              In January 2003, we acquired five 21st Century Retail and Entertainment Centers located in Ft. Lauderdale, Florida; Dover, Delaware; White Plains, New York; Jackson, Mississippi; and New Orleans, Louisiana. In September 2002, we acquired the Forest Fair Mall which will be redeveloped and renamed Cincinnati Mills when it opens in fall 2003. In conjunction with the acquisition of Forest Fair, we agreed to exchange 27 of our 46 Net Leased Properties. This exchange was completed in March 2003. As a result of these transactions and the opening of an additional Community Center, our core retail and entertainment real estate portfolio currently consists of 13 Mills Landmark Centers, seven 21st Century Retail and Entertainment Centers, three Community Centers and 19 Net Leased Properties.

              We were originally incorporated in the Commonwealth of Virginia on January 2, 1991 and reincorporated in the State of Delaware in 1994. We became a publicly traded company on April 21, 1994. We have authorized 150,000,000 shares of common stock, par value $0.01 per share, consisting of 100,000,000 shares of voting common stock and 50,000,000 shares of nonvoting common stock. We have also authorized 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2002, there were 43,196,297 shares of voting common stock, 750,000 shares of Series A Cumulative Convertible Preferred Stock, 4,300,000 shares of Series B Cumulative Redeemable Preferred Stock and 3,400,000 shares of Series C Cumulative Redeemable Preferred Stock outstanding. No shares of non-voting common stock were outstanding. As of December 31, 2002, we owned 72.68% of Mills LP's outstanding partnership units. Each partnership unit of Mills LP (other than those owned by us) is exchangeable under specified circumstances, at our option, for the cash equivalent of a share of our common stock or for a share of our common stock.

              As of December 31, 2002, we had approximately 1,400 employees.

              We maintain our executive offices at 1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209. Our telephone number is (703) 526-5000.

Our Portfolio

              The following table sets forth a summary of our operating properties as of December 31, 2002:

Property Name/Location	Metropolitan Area Serviced	Year Opened or Acquired	Total GLA (Sq. Ft.)(1)	Anchor Store GLA (Sq. Ft.)(1)	Specialty Store GLA (Sq. Ft.)(1)	No. of Anchor Stores(2)
Mills Landmark Centers
Arizona Mills Tempe, AZ	Phoenix	1997	1,227,000	706,000	521,000	17
Arundel Mills (3) Anne Arundel County, MD	Baltimore/ Washington, DC	2000	1,259,000	721,000	538,000	17
Colorado Mills Denver, CO	Denver	2002	1,088,000	539,000	549,000	10
Concord Mills Concord, NC	Charlotte	1999	1,247,000	691,000	556,000	16
Discover Mills Sugarloaf, GA	Atlanta	2001	1,117,000	595,000	522,000	13
Franklin Mills Philadelphia, PA	Philadelphia/ Wilmington	1989	1,758,000	1,165,000	593,000	20
Grapevine Mills Grapevine, TX	Dallas/Forth Worth	1997	1,601,000	1,082,000	519,000	22
Gurnee Mills Gurnee, IL	Chicago/Milwaukee	1991	1,607,000	971,000	636,000	16
Katy Mills Katy, TX	Houston	1999	1,218,000	632,000	586,000	14
Ontario Mills Ontario, CA	Los Angeles	1996	1,491,000	990,000	501,000	24
Opry Mills Nashville, TN	Nashville	2000	1,113,000	595,000	518,000	16
Potomac Mills Woodbridge, VA	Washington, DC	1985	1,635,000	1,009,000	626,000	19
Sawgrass Mills and The Oasis at Sawgrass, Sunrise, FL	Fort Lauderdale/ Miami/Palm Beach	1990/1999	2,147,000	1,320,000	827,000	24

Mills Landmark Centers Total			18,508,000	11,016,000	7,492,000	228

21st Century Retail and Entertainment Centers
The Block at Orange Orange, CA	Los Angeles/ Orange County	1998	655,000	385,000	270,000	10
Riverside Square Hackensack, NJ	New York City/Northern New Jersey	2002	637,000	425,000	212,000	3

21st Century Retail and Entertainment Centers Total			1,292,000	810,000	482,000	13

Community Centers
Liberty Plaza	Philadelphia	1994	372,000	319,000	53,000	4
Concord Mills Marketplace	Charlotte	2001	228,000	217,000	11,000	2

Community Centers Total			600,000	536,000	64,000	6

TOTAL PORTFOLIO			20,400,000	12,362,000	8,038,000	247

(1)
Presents approximate gross leasable area ("GLA") of each of the operating properties. Included in GLA is an aggregate of approximately 1,266,000 square feet owned by certain store tenants located as follows: Concord Mills Marketplace—11,000 square feet; Franklin Mills—210,000 square feet; Gurnee Mills—251,000 square feet; Liberty Plaza—14,000 square feet; Ontario Mills—125,000 square feet; Potomac Mills—80,000 square feet; Riverside Square—293,000 square feet; and Sawgrass Mills—282,000 square feet.

(2)
Anchor stores include all stores occupying at least 20,000 square feet.

(3)
GLA includes approximately 96,000 square feet of The Marketplace at Arundel Mills which is open for operations.

              Our experience with developing retail and entertainment centers that combine shopping, entertainment, dining and recreation into a consumer experience, was utilized to develop shopping centers branded as Mills. We are leveraging this expertise to provide the same type of consumer experience at conventional regional and super-regional shopping centers that we acquired in 2002 and the first quarter of 2003, as well as at our Madrid Xanadú project which will open in May 2003. We plan to continue to use our expertise in the development and operation of retail and entertainment projects to execute on a three-pronged, integrated strategy consisting of:

  •
  super-regional retail and entertainment centers branded as Mills which we refer to as Mills Landmark Centers,

  •
  conventional regional and super-regional shopping centers anchored by traditional department stores which we refer to as 21st Century Retail and Entertainment Centers, and

  •
  International Retail and Entertainment Venues.

              The following is a brief description of our Mills Landmark Centers, 21st Century Retail and Entertainment Centers and International Retail and Entertainment Venues.

              Mills Landmark Centers.    Mills Landmark Centers are a major focus of our operations. A typical Mills Landmark Center contains approximately 1.4 million square feet of GLA, approximately 175 to 200 specialty tenants and 12 to 22 anchor tenants. Mills Landmark Centers are essentially a hybrid of various retail formats with a diverse tenant base consisting of anchor stores, specialty stores, manufacturers outlets, off-price retailers, catalog retailers, "category killers" (which offer a selection of products in one defined merchandise category) and entertainment venues.

The following list is representative of our anchors and other tenants:

Anchor Stores	Specialty Stores	Manufacturers Outlets
Off 5th-Saks Fifth Avenue	Build a Bear	Ralph Lauren/Polo
Last Call-Neiman Marcus	Bath & Body Works	Liz Claiborne
Nordstrom Rack	The Limited Too	Tommy Hilfiger
Off-Price Retailers	Catalog Retailers
Benetton Outlet	J. Crew
Banana Republic Factory Store	L.L. Bean
Bebe Outlet	J.C. Penney Catalog Outlet
Category Killers	Entertainment Venues
Bed, Bath & Beyond	AMC Theatres
Books-A-Million	Jillian's
Bass Pro Shops Outdoor World	ESPN XGames Skatepark

              Mills Landmark Centers are generally located in large, metropolitan areas with a population of at least one million within a 20 mile radius, median annual household income of $50,000 or greater and steady tourist appeal. The prototypical physical layout is a "race track" format of stores on one level with ample non-decked parking. Mills Landmark Center shoppers typically fit into one of the following categories:

  •
  they reside within a 10-15 mile radius of a Mills Landmark Center and use the center as their local regional mall equivalent,

  •
  they reside within a 15-40 mile radius of a Mills Landmark Center and travel beyond other retail offerings to access the breadth and uniqueness of the tenant mix at a Mills Landmark Center, or

  •
  they travel from greater distances as part of a planned shopping experience.

              21st Century Retail and Entertainment Centers.    We continue to strengthen our position in the retail real estate industry, leveraging the Mills Landmark Centers concept with a powerful blend of shopping, entertainment, dining and recreation. With the opening of The Block at Orange in 1998, we created a new retail format consisting of an open-air urban mainstreet atmosphere combining both entertainment (with themed restaurants, theatres and other interactive attractions) with distinctive retail concepts such as Van's Skatepark. In addition, during 2002, we outlined a strategy to acquire and reinvigorate conventional retail properties using the principles that have differentiated us in the marketplace. In December 2002, we acquired Riverside Square in Hackensack, New Jersey and in January 2003, we acquired five mall properties from Cadillac Fairview Limited Corporation and various affiliated entities ("Cadillac"). We believe that we can enhance the value of these properties by combining comprehensive and innovative retail, entertainment and recreational offerings, typically found at our Mills Landmark Centers, with more traditional mall offerings.

              The following list is representative of our anchors and tenants at these properties:

Anchor Stores	Specialty Stores	Entertainment Venues
Bloomingdales	Banana Republic	AMC Theatres
Saks Fifth Avenue	Foot Locker	Dave & Busters
Pottery Barn	Victoria Secret	Van's Skatepark
Disney Store

              International Retail and Entertainment Venues.    Given our success in developing and operating retail malls in the United States that offer a variety of distinctive shopping experiences and entertainment destinations and our belief that international shoppers are looking for similar shopping experiences, we determined to expand internationally. In 2001, we began construction on our first European property, Madrid Xanadú, which is scheduled to open in May 2003. This new full-price retail property will contain El Corte Inglés, the largest retailer in Spain, which will occupy 350,000 square feet of department store space. Madrid Xanadú will have as its entertainment centerpiece the Snow Dome, a 17-story indoor ski and snowboarding slope, the first of its kind in Spain.

              In February 1998, we secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills Landmark Center project to be developed in Canada. The 180-acre site is located in the City of Vaughan, which is located approximately 20 miles north of downtown Toronto, Canada. The project is being developed jointly by us and Ivanhoe Cambridge. We expect construction on this project to begin in summer 2003.

              The following list is representative of the anchors and tenants we expect at our international properties:

Anchor Stores	Specialty Stores	Entertainment Venues
El Corte Inglés	Levis	Snow Dome
Hennes and Mauritz (H&M)	Tommy Hilfger	Cinesa
Bass Pro Shops Outdoor World	FootLocker
Benetton
Nike

              We are also reviewing other potential development opportunities internationally. For example, in Spain, we are exploring follow-on opportunities beyond Madrid Xanadú for sites in and around Seville, Bilbao, Valencia and Barcelona. In addition, in Italy, we are reviewing several well-located sites in Milan, suburban Florence and Rome.

Development Pipeline

              Our development pipeline consists of projects under construction, projects under development and projects under review as more fully described below. A project is deemed to be under development if we have, at a minimum, performed substantive due diligence on the feasibility and desirability of constructing the project.

              Projects Under Construction.    We currently have three projects under construction, which we expect will have an aggregate of approximately 4.0 million square feet of GLA upon completion. Estimated total development costs for these projects is approximately $585 million. The estimated development costs will be funded through construction loans and joint venture partners' and our equity contributions. The following table sets forth some information with regard to these projects as of December 31, 2002:

Property Name/ Location	Metropolitan Area Serviced	Anticipated Opening Date(1)	Approx. GLA (Sq. Ft.)(1)(2)	Estimated Aggregate Project Cost(1) (millions)	Required Equity from Company (millions)	Company's Equity at 12/31/02 (millions)	Anchor Store Tenant Commitments(3)		Percentage Pre-Leased(3)
Madrid Xanadú Madrid, Spain (4)	Madrid	May 2003	1,383,000	$250	$70.9	$141.3	16		80.2%
St. Louis Mills St. Louis, MO	St. Louis	Fall 2003	1,040,000	$198	$31.5	$31.7	6		28.2%
Cincinnati Mills Cincinnati, OH	Cincinnati	Fall 2003	1,465,000	$137	$35.6	$13.1	12	(5)	66.2	%(5)

(1)
Anticipated opening dates, approximate GLA and estimated aggregate project cost are subject to adjustment as a result of factors inherent in the development process, some of which may not be under our direct control.
(2)
Approximate GLA includes space that may be owned by certain anchor store tenants.
(3)
Anchor Store Tenant Commitments and Percentage Pre-Leased includes leasing activity through February 2003.
(4)
The Estimated Aggregate Project Cost, Required Equity from Company and the Company's Equity at 12/31/02 are denoted in U.S. Dollars. The functional currency for this entity is euros. The euro equivalent would be €239.0 million, €67.8 million and €135.1 million, respectively.
(5)
We purchased the Forest Fair Mall in Cincinnati, Ohio in September 2002 and are renovating the mall. We anticipate completing the redevelopment in fall 2003 and will rename the mall "Cincinnati Mills" upon completion. The anchor tenants will remain open during renovation. The anchor store tenant commitments and percentage pre-leased exclude Elder Beerman, which has given notice that it will close its department store at this property when its lease expires on May 2003. We will redemise and re-lease this two level space to a combination of anchor and specialty tenants.

              The following is a brief description of the three projects currently under construction:

              Madrid Xanadú—Madrid, Spain: The Madrid Xanadú project is being constructed on an 85-acre site located in the Municipality of Arroyomolinos, within the Communidad of Madrid. The project is expected to contain 1 million square feet of GLA. This new full-price retail property will have as its entertainment centerpiece the Snow Dome, a 17-story indoor ski and snowboarding slope, and will contain El Corte Inglés, the largest retailer in Spain, which will occupy 350,000 square feet of department store space. Madrid Xanadú will also feature over 200 specialty retailers, including Sweden's Hennes and Mauritz (H&M), Italy's Benetton and Spain's Zara. We are scheduled to open the property in May 2003.

              The project is being developed pursuant to two joint ventures between us and Parecelatoria De Gonzalo Chacón S.A. ("PGC"). One joint venture will develop, own and operate the retail component of the property and the other joint venture will develop, lease and operate the Snow Dome. We own two-thirds of the retail joint venture and one-third of the Snow Dome joint venture. PGC contributed the land to the retail joint venture. We are obligated to contribute to the retail joint venture any capital, in excess of construction loan proceeds, required to complete the construction of the retail component of the project. As of December 31, 2002, excluding capitalized interest and overhead, we had invested $141.3 million (€135.1 million Euro "€"). We closed a construction loan in December 2002, with a maximum loan amount of $172.6 million (€165 million). There are various conditions precedent to loan funding including finalization of various business arrangements and registration of certain documents that are required before a mortgage can be granted and finalization of the ground lease relating to the El Corte Inglés store. We expect that the loan will fund during the second quarter of 2003, although there can be no assurance that this will occur. If the loan does not fund in a timely manner and we do not obtain alternative financing, our liquidity and our development activity could be adversely impacted. We expect our final equity in the joint venture to be $70.9 million (€67.8 million).

              Under the existing joint venture agreements, the retail joint venture is obligated to provide $20.19 million (€19.3 million) to the Snow Dome joint venture in the form of a repayable tenant allowance loan. Additional equity beyond the tenant allowance loan is required to complete the project. We and PGC have agreed to contribute $5.0 million (€4.8 million), of which $3.3 million (€3.2 million) is to be funded by us and $1.7 million (€1.6 million) of which is to be funded by PGC. Furthermore, after such contributions have been made, PGC is obligated to contribute additional funds, up to a maximum of $4.4 million (€4.2 million). If additional funds are required to complete the Snow Dome project after all of the foregoing contributions have been made, the parties have agreed to fund such additional equity requirements on a fifty/fifty basis, provided that total funding for the Snow Dome does not exceed $43.9 million (€42 million). While we do not believe that development of the Snow Dome will require total funding in excess of $43.9 million (€42 million), in the event additional funds are required, either one or both of the partners may elect to make additional capital contributions or loans to the joint venture.

              We are also party to an agreement with PGC that has certain put/call provisions relating to PGC's interest after the construction period ends, that include, among other things, the right of PGC to require us to purchase its interest in the joint ventures for a minimum purchase price of $36.6 million (€35 million), which price may be adjusted upward depending on the stabilized financial performance of the project. Following grand opening, but prior to the third anniversary of grand opening, PGC has the right to require us to purchase PGC's interest in both the retail and leisure center and the Snow Dome. After the third anniversary of grand opening, but prior to the fifth anniversary, PGC has the right to require us to purchase PGC's interest in the retail and leisure center. We may, at our option, choose to purchase PGC's interest in the Snow Dome.

              St. Louis Mills—St. Louis, Missouri: In July 2001, we acquired a 200-acre site in Hazelwood, Missouri, for development of St. Louis Mills. The site is located approximately 16 miles from St. Louis. St. Louis Mills is scheduled to open in fall 2003. We have signed leases with Off 5th-Saks Fifth Avenue, Off Broadway Shoes, Bed Bath & Beyond, Marshalls and Regal Cinemas, among others, for the project.

              The project is being developed by St. Louis Mills Limited Partnership, a joint venture between us and Kan Am. We anticipate that our final equity requirements will be approximately $31.5 million. As of December 31, 2002, we had invested $31.7 million, excluding capitalized interest and overhead, and Kan Am had invested $31.5 million in the project. We anticipate closing a construction loan for the project in the second quarter of 2003.

              Under the terms of the joint venture agreement between us and Kan Am, each of us will receive on a pro rata basis a cumulative construction period preference and a priority return during operations equal to 11% per annum on our qualifying equity. Any residual cash flow after preference payments will be distributed 75% to us and 25% to Kan Am. Proceeds from a major capital event, such as the sale of the property or the receipt of proceeds arising from condemnation of the property, will be distributed to the partners on a pro rata basis after the return of all capital contributions and the payment of any accrued but unpaid preferences. Commencing with the grand opening of the project, we will be entitled to receive an annual asset management fee that will be cumulative and will be payable solely out of Kan Am's share of pro rata distributions of cash flow or sales proceeds.

              We guarantee Kan Am's portion of construction debt and Kan Am's construction period preference until qualified permanent financing is secured for the project, except that the amount of preference guaranteed by us will be reduced to 9% following the substantial completion and opening of the project.

              If the construction loan for the project has not been closed on or before June 30, 2004, Kan Am will have the right to require the joint venture to redeem Kan Am's interest in the joint venture in exchange for the sum of Kan Am's total equity investment plus any unpaid construction period preference payments. This redemption obligation is guaranteed by us. We expect to close a construction loan in the second quarter of 2003 but no assurance can be given that a construction loan will be closed by the required date.

              At specified times following the fifth anniversary of the opening of St. Louis Mills, or, if earlier, upon our change in control, either we or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell right in the event of our change in control.

              The construction of this project was previously the subject of a lawsuit filed by the Missouri Coalition for the Environment against the U.S. Army Corps of Engineers challenging a fill permit that the Corps had previously granted to the former property owner. Because of our interest in the lawsuit, we intervened in the suit. In March 2003, the parties settled the lawsuit, with the Missouri Coalition agreeing to drop its opposition to the project.

              Cincinnati Mills—Cincinnati, Ohio: We purchased 100% of Forest Fair Mall in Cincinnati, Ohio in September 2002 and are currently renovating the mall. We anticipate completing the redevelopment in fall 2003 and will rename the mall Cincinnati Mills upon completion. The anchor stores will remain open during the renovation. Elder Beerman has given notice that it will close its department store in this property when its lease expires in May 2003. We will redemise and re-lease this two level space to a combination of anchor and specialty tenants.

              Projects Under Development.    In addition to the three projects currently under construction, we are also actively pursuing the development of other projects. These projects are in various levels of the due diligence stage during which we determine site/demographic viability, negotiate tenant commitments and work through third-party approval processes. Consistent with past practice, we will not begin construction on these projects until we have completed our due diligence and have obtained significant pre-leasing commitments. While we currently believe that these projects will ultimately be completed, we cannot assure you that they will actually be constructed or that they will have any particular level of operational success or ultimate value. The following is a brief description of our current development projects:

              Vaughan Mills—Toronto, Canada: In February 1998, we secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills Landmark Center to be developed in Canada. The 180-acre site is located in the City of Vaughan, which is approximately 20 miles north of downtown Toronto, Canada. The project will be developed jointly by us and Ivanhoe Cambridge. We anticipate opening the center in 2004.

              Ivanhoe Cambridge and we will each own an undivided 50% interest in Vaughan Mills as tenants in common. Pursuant to our co-ownership agreement with Ivanhoe Cambridge, each of us will receive our proportionate share of all revenues received from the project and will be responsible for the payment of our proportionate share of all expenses associated with the project. At any time following the fourth anniversary of the opening of Vaughan Mills, Ivanhoe Cambridge and we each can exercise a buy-sell provision. Pursuant to the buy-sell provision, the offering party can require that the other party either purchase for cash the entire interest of the offering party in the project, or sell to the offering party the interest of such other party. Ivanhoe Cambridge and we are sharing responsibilities for the development and leasing of the project. We will be responsible for property management. Other decisions require the approval of both Ivanhoe Cambridge and us. Disputes over decisions generally are subject to arbitration, but certain specified major decisions, such as the financing, sale or redevelopment of the project, the budget for the construction of the project, and the initial decision to proceed with construction of the project, are not subject to arbitration.

              Meadowlands Xanadu—East Rutherford, New Jersey: In September 2002, we submitted a proposal, which was subsequently supplemented, to the New Jersey Sports & Exposition Authority to redevelop the Continental Arena site in East Rutherford, New Jersey. Our Meadowlands Xanadu proposal was selected on February 12, 2003 by the New Jersey Sports & Exposition Authority, providing the Xanadu team with the exclusive right to negotiate a developer's agreement. We are teamed with Mack-Cali Realty Corporation, a leading owner and manager of class A office properties located primarily in the Northeast United States, and the New York Giants football organization on this project.

              Upon completion, Meadowlands Xanadu will be a 4.76 million square foot family entertainment and recreation complex that will include five themed zones: sports and recreation, kid's activities and fashion, and an office and hotel component. The Meadowlands Xanadu proposal features the Snow Dome, America's first year-round indoor Alpine ski resort with real snow and chair lifts. In addition to the Snow Dome, Meadowlands Xanadu is expected to feature a baseball park. Additional active and spectator activities include an ESPN XGames Skatepark (extreme wheel sports), an indoor surfing wave, a grand movie palace, a small format live entertainment venue and a Wildlife Museum. Other entertainment and recreation features are expected to include The House of Blues, UnderWater World aquarium, Wannado, where children can role-play adult professions such as news reporter, television producer, airline pilot or dozens of other jobs in an entertaining and educational environment, and a PBS Kids Pavilion. The office and hotel space will total 2.2 million square feet, consisting of four 14-story, 440,000 square-foot office buildings and a 520-room hotel with conference and exhibition facilities.

              We expect that Meadowlands Xanadu will be developed by a joint venture between an affiliate of Mack-Cali Realty Corporation and Meadowlands Mills Limited Partnership. We are in the process of negotiating the joint venture agreement and our equity requirement has not yet been determined. Meadowlands Mills Limited Partnership, the entity that submitted the bid to redevelop the Continental Arena site, is a joint venture solely owned by us and Kan Am. Empire, Ltd., the current owner of land adjacent to the Continental Arena site, and Benjamen Lazare have the right under certain circumstances to be admitted as limited partners to Meadowlands Mills Limited Partnership. As of December 31, 2002, we had invested $105.3 million in Meadowlands Mills Limited Partnership. Of the amount we had invested as of December 31, 2002, $48.3 million is an advance to Meadowlands Mills Limited Partnership. Kan Am's invested capital in Meadowlands Mills Limited Partnership was $24.0 million as of December 31, 2002. The Meadowlands Mills Limited Partnership agreement provides for Kan Am's right to require Meadowlands Mills Limited Partnership to redeem its interest in the joint venture if a construction loan is not obtained by June 30, 2004.

              Pursuant to the Meadowlands Mills Limited Partnership agreement, we and Kan Am each will receive a cumulative construction period preference and a priority return during operations equal to 9% per annum. Prior to securing qualified permanent financing, our construction period preference will be subordinated to Kan Am's construction period preference. Additionally, payment of our construction period preference will be made only from proceeds of the construction loan and only if the terms of the construction loan documentation so permit. We currently guarantee Kan Am's preference. Beginning on the "Project Commencement Date," which is the date on which certain material contingencies have been satisfied, we will guarantee the return of Kan Am's capital contribution upon exercise of its redemption right, which may occur prior to securing the construction loan. We will guarantee Kan Am's portion of the construction debt when a construction loan is obtained. Our guarantee of Kan Am's preference and Kan Am's portion of the construction debt will continue until qualified permanent financing is secured for the project. As of December 31, 2002, Kan Am's unpaid preference was $0.54 million.

              At specified times following the tenth anniversary of the project's opening, either we or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the partnership.

              On March 27, 2003, Hartz Mountain Industries, Inc. filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports & Exposition Authority from entering into a contract with Mack-Cali Realty Corporation and us for the redevelopment of the Continental Arena site. We believe that our proposal fully complied with applicable laws and the request for proposals, and we plan to vigorously enforce our rights concerning this project. We do not currently believe that this lawsuit will have any material affect on our ability to develop the project.

              In conjunction with the formation of Meadowlands Mills Limited Partnership we acquired a mortgage interest in a 587-acre tract of land commonly known as the "Empire Tract" which is adjacent to the Continental Airlines site. We originally planned to develop a mixed-use development to be known as "Meadowlands Mills" on the Empire Tract. Meadowlands Mills would consist of 2.0 million square feet of GLA, plus office and hotel space. The project would be developed on an entitled site of 90.5 acres, plus roads and retention facilities. Assuming the completion of a successful development agreement with the New Jersey Sports & Exposition Authority, we will convey the Empire Tract to the State of New Jersey. If we are not successful in concluding a development agreement, we will continue our efforts to develop Meadowlands Mills.

              Pittsburgh Mills—Pittsburgh Mills: In December 2002, Mills-Kan Am Pittsburgh Limited Partnership ("Mills-Kan Am Pittsburgh") and A.V. Associates Limited Partnership ("AV Associates") entered into a partnership agreement for the development of Pittsburgh Mills, which will be located on approximately 313 acres of land in Frazer Township, Pennsylvania.

              AV Associates is obligated to contribute a portion of the land on which the mall will be situated and the rights to acquire the remaining land that will be used for the mall, as its initial capital contribution. The agreed value of these contributions is valued initially at approximately $13.11 million, which value may be reduced under certain circumstances. Mills-Kan Am Pittsburgh Limited Partnership, which holds a 75% equity interest in Pittsburgh Mills Limited Partnership, is obligated to fund three times AV Associates' initial capital contribution. Each partner will have the option, but not the obligation, to fund any additional capital necessary for the development of the project. In addition to each party's initial capital contribution, each of the parties has agreed to pay certain liabilities that accrued prior to the formation of Pittsburgh Mills Limited Partnership. AV Associates will receive a construction period preference equal to 5.5% and a priority return during operations equal to 11% per annum on its qualifying initial capital contribution and 14% per annum on its qualifying additional capital contributions. Mills-Kan Am Pittsburgh Limited Partnership will receive a cumulative construction period preference equal to 11%, a priority return during operations equal to 11% per annum on its qualifying initial capital contributions and 14% per annum on its qualifying additional capital contributions. Any residual cash flow after preference payments will be distributed 75% to Mills-Kan Am Pittsburgh and 25% to AV Associates and repayment of additional capital contributions.

              Commencing one year after the opening and terminating three years after the opening, AV Associates may elect to convert a certain portion of its partnership interest in Pittsburgh Mills Limited Partnership to cash or limited partnership units of Mills LP, at our election. In addition, if, after the opening of Pittsburgh Mills and prior to the exercise of the AV Associates' conversion right described above, a dispute arises regarding a "Major Decision," as defined in the partnership agreement, either Mills-Kan Am Pittsburgh or AV Associates can exercise a buy-sell right. Pursuant to the buy-sell provision, the partner receiving a buy/sell notice can elect to either purchase the other partner's interest in the project or sell its interest in the project to the other party.

              Mills-Kan Am Pittsburgh Limited Partnership, through which we will operate our interest in the Pittsburgh Mills project, is a joint venture between us and Kan Am. Each of us is required to fund 50% of Mills-Kan Am Pittsburgh initial capital contribution of $39.3 million. We anticipate that the total capital to be contributed by Mills-Kan Am Pittsburgh to Pittsburgh Mills Limited Partnership will be $47.2 million. As of December 31, 2002, we had contributed $2.3 million. Kan Am had not contributed any capital as of December 31, 2002.

              Under the terms of the joint venture agreement between us and Kan Am, each of us will receive on a pro rata basis a cumulative construction period preference and a priority return during operations equal to 11% per annum on its qualifying equity. Any residual cash flow after preference payments will be distributed 75% to us and 25% to Kan Am. Proceeds from a major capital event, such as the sale of the property or the receipt of proceeds arising from condemnation of the property, will be distributed to the partners on a pro rata basis after the return of all capital contributions and the payment of any accrued but unpaid preferences. Commencing with the grand opening of the project, we will be entitled to receive an annual asset management fee that will be cumulative and will be payable solely out of Kan Am's share of pro rata distributions of cash flow or sales proceeds.

              We will guarantee Kan Am's portion of construction debt and Kan Am's construction period preference until qualified permanent financing is secured for the project, except that the amount of preference guaranteed by us will be reduced to 9% following the substantial completion and opening of the project.

              Kan Am will have the right to require the joint venture to redeem Kan Am's interest in the joint venture if specified conditions have not been met by a "redemption date," in exchange for the sum of Kan Am's total equity investment plus any unpaid construction period preference payments. The "redemption date" is June 30, 2004 or twelve months following the date that Kan Am has fully contributed its required equity to the joint venture. This redemption obligation is guaranteed by us. The specified conditions include the closing and initial funding of the construction loan, and the receipt of proceeds from public financings. We expect these conditions to be satisfied in the spring of 2004, but no assurance can be given that such conditions will be satisfied by that date.

              At specified times following the fifth anniverary of the opening of Pittsburgh Mills, or, if earlier, upon our change in control, either we or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell right in the event of our change in control.

              San Francisco Piers 27-31—San Francisco, California: In April 2001, the San Francisco Port Commission awarded us the exclusive right to negotiate for a long-term lease on Piers 27-31 on the San Francisco waterfront, to develop a full-price mixed-use retail, office, entertainment and recreation project. These negotiations have begun and are ongoing.

              Block 37—Chicago, Illinois: In June 2002, we were selected by the City of Chicago to negotiate the development of Block 37 (108 N. State Street), a key city block opposite the Marshall Fields department store in downtown Chicago, as a mixed-use project including retail, office, residential and hotel uses. These negotiations are ongoing.

              Projects Under Review.    In addition to the projects discussed above, we are also conducting due diligence on several other proposed sites for future projects, including sites in Cleveland, Ohio; Woodbridge, Virginia; Boston, Massachusetts; Tampa, Florida; and San Francisco, California. We are also reviewing other potential development opportunities internationally. For example, in Spain, we are exploring follow-on opportunities beyond Madrid Xanadú for sites in and around Seville, Bilbao, Valencia and Barcelona. In addition, in Italy, our efforts are concentrated on several well-located sites in Milan, suburban Florence and Rome.

Ancillary Business Opportunities

              We have developed new synergistic non-real estate based concepts in an effort to expand our revenue generating opportunities, subject to tax law limitations applicable to REITs. Typically, these opportunities are related to, or are extensions of, our core business of developing, redeveloping, leasing, financing and managing retail and entertainment real estate projects. For example, in 1999, we created FoodBrand to master lease, manage and operate food courts and restaurants at certain of our malls and third party facilities. In October 2001, we sold a portion of FoodBrand to the Panda Restaurant Group, one of the nation's largest restaurant companies. FoodBrand currently has operations in five Mills Landmark Centers and two third party owned facilities, The Mall at Stonecrest and the Cincinnati/Northern Kentucky International Airport. We believe that other opportunities for expansion and growth of the FoodBrand business may exist at other Mills projects and in other non-Mills projects including select airports. We expect to grow our non-real estate synergistic businesses during the next few years, subject to tax law limitations applicable to REITs.

Competition

              All of our properties are located in areas that have other shopping centers and retail facilities and, as a result, we often face intense competition in attracting shoppers and retailers alike. In addition, our properties compete with the same shopping alternatives that other retailers face, including full-price malls, e-commerce, outlet malls, discount shopping clubs or centers, catalog companies and home shopping networks.

              Mills Landmark Centers.    We believe our Mills Landmark Center properties have a number of inherent competitive advantages over other retail formats in operation today. These advantages, which are more fully described below, have resulted in the strong operating performance of our Mills Landmark Centers.

    Consumer Draw. We believe that the critical mass achieved by aggregating an average of over 175 stores and 1.4 million square feet of GLA area under one roof, coupled with the distinctive physical characteristics of our Mills Landmark Centers, are the primary reasons that our properties attract so many people and create extended shopping trips. We believe that shoppers are attracted to our unique mix of tenants, which includes department stores, specialty stores, manufacturer's outlets, off-price retailers, catalog retailers, "category killers" (which offer a selection of products in one defined merchandise category) and entertainment venues. We believe we have created a shopping environment that is festive and social, with interior designs resembling a "Mainstreet" atmosphere that incorporate staggered store fronts and roof lines, natural lighting and colorful graphic accents. Shopping avenues in our Mills Landmark Centers are interspersed with a variety of food establishments and video and entertainment courts, further enhancing the entertainment nature of the shopping trip.

    The Mills Landmark Centers in operation during 2002 were among the top tourist destinations in their respective states. On average, each of our Mills Landmark Centers attracted 15 million visitors per year and was visited by more than 2,000 tour buses annually.

    Brand Awareness. The Mills brand is synonymous with a one-of-a kind value, entertainment and variety retail offering. We believe that a Mills Landmark Center is the only retail shopping experience that is differentiated by its product type with the market, consumers and tourist shoppers.

              Attractiveness to Tenants. We believe tenants are attracted to our Mills Landmark Centers as a result of the heavy consumer traffic at a Mills Landmark Center and the length and productivity of consumer visits, which translate into high sales levels. In addition, we believe tenant occupancy costs are low as a result of lower common area maintenance costs at a Mills Landmark Center versus many other retail formats. The lower common maintenance costs are a result of several factors, including:

  •
  Anchor contributions: 12 to 22 anchor stores make significant contributions to common area maintenance pools,

  •
  Low maintenance costs: one-story construction, smaller concourses and lack of deck parking require less maintenance, and

  •
  Larger tenant base: a Mills Landmark Center's significant specialty store tenant square footage results in lower common area maintenance costs per square foot.

              Flexibility of Product. The single-story, simple construction of our Mills Landmark Centers allows us to easily reconfigure them in response to changing retail formats. Furthermore, our anchor leases give us more flexibility to establish our preferred merchandise mix and to undertake any desired remodeling projects than is afforded by traditional regional mall anchor leases. This flexibility makes it easier for us to replace underperforming stores or make room for new and exciting retailers, which keeps the product fresh and enhances consumer draw.

              Barriers to Entry. We believe that we are the innovator of a retail concept, represented by our Mills Landmark Centers, and that our success has made us the leading developer of large-scale value and entertainment-oriented retail projects. We have developed strong relationships with our tenants, which gives us a number of competitive advantages in the development process, including the ability to validate project feasibility in the predevelopment stage with tenant commitments and the ability to fulfill significant pre-leasing requirements imposed by construction lenders. In addition, the complexity and significant financial commitment associated with developing a project the size and nature of a Mills Landmark Center precludes many potential competitors from developing and operating similar properties.

              21st Century Retail and Entertainment Centers.    We believe that, using our consumer-focused theming and branding, our unique relationships with a broad pool of retail and entertainment partners, our special corporate and strategic relationships and our global perspective, our 21st Century Retail and Entertainment Centers will be well positioned to compete against more traditional malls and other shopping alternatives. Similarly, we believe that our ability to develop new retailer relationships that can be cross-sold across our entire portfolio will provide us with a competitive advantage over more traditional malls.

              International Retail and Entertainment Venues.    European shopping habits are traditionally focused almost entirely on "high street" retailers, that is, those retailers located on primary city streets. The nuance of suburban-type retail is now just beginning to appear in and around Western Europe. This trend is not only due to the increased cost of living that has been occurring in Europe's "downtown" locations, but also as a result of increased populations in many of the countries. In addition, Europeans are much more protective of their leisure time. Given our experience and success in the United States in integrating leisure and entertainment retail venues, we believe we are well positioned to take advantage of this phenomena. We anticipate that we will enjoy success in our selected markets, Spain and Italy, through the creation of unique destination-type retail and leisure schemes.

Capital Strategies

              To fund our capital needs, we have generally used project specific secured financing, joint venture equity contributions, cash flow from operations, our $175 million revolving loan and the issuance of preferred and/or common equity.

              Development Financing.    New development is financed with construction loans, tax increment municipal financing and joint venture partner equity contributions. After project openings, the projects are refinanced with permanent debt generally in the form of non-recourse, fixed rate mortgage debt. The following is a description of our capital cycle and the various funding sources used:

    Construction Financing. A typical Mills Landmark Center costs approximately $200 to $250 million to build. Approximately 65% to 75% of this cost is funded with a construction loan, provided by a bank group led by an agent bank. This financing is obtained after a substantial portion of the equity contributions to a project have been made and is based upon the achievement of certain pre-leasing levels. We have relationships with multiple lenders in the construction loan market. Our construction loans generally have terms of three years, some with extension options for an additional two years. Interest rates typically range from 120 to 275 basis points over LIBOR. The construction loans are typically guaranteed by us and our joint venture partners other than Kan Am, and are generally obtained on a several and not joint basis. When Kan Am is a partner in a project, we guarantee Kan Am's portion of the construction debt in addition to our own portions. See "Strategic Relationships." Guarantees are generally reduced incrementally after completion of a project based upon the achievement of interest coverage ratios (ranging from 1.0 to 1.5).

    In addition to construction debt, we have historically been able to obtain tax increment financing to fund infrastructure costs (including roads, traffic signals and interstate on and off ramps). This financing generally takes the form of bonds that are issued by the local municipality in which our project is located, and the capital is advanced as the infrastructure improvements are constructed. This type of financing is advantageous to us because debt service is typically paid from special tax assessments levied against the project that are passed on to the tenants as part of their contractual leases, or from sales tax revenues generated by the project and paid by shoppers. We have been successful in obtaining this form of financial assistance because our projects typically create new jobs and generate large sales revenues, much of which comes from outside the municipality and is therefore beneficial to the municipality.

    The remainder of the cost of a development project is funded with equity contributed by us and our joint venture partners. See "Strategic Relationships." These equity contributions fund the initial development costs prior to the funding of the construction loan. Our share of required equity is funded with cash from operations, including investment proceeds from land sales, our revolving loan and proceeds from any equity offerings.

    Permanent Financing. After a new development project opens and stabilizes, which generally occurs within 36 months of opening, we generally refinance the construction loan with permanent, fixed rate, non-recourse mortgage debt. This debt is usually amortized over 30 years, with anticipated balloon payments due within a five to ten-year period. We have found that the financial stability of our tenants and the stable nature of the property cash flows make our projects attractive collateral for a number of real estate lenders, including commercial banks, life insurance companies and investment banks (in the form of commercial mortgage backed securitizations). When refinancing a construction loan, we have generally achieved investment grade ratings on the entire refinanced balance. The 2002 refinancings of Opry Mills, Katy Mills and Concord Mills are examples of projects that are encumbered by permanent investment grade securitized mortgage loans. As of December 31, 2002, our indebtedness had a weighted average maturity of 5.9 years and a weighted average interest rate of 6.5%, including our share of funded construction and operating debt of the unconsolidated joint ventures. We intend to permanently finance our future projects in a similar manner.

              Acquisitions.    Our acquisitions to date have been financed using our $175 million revolving loan, the issuance of preferred and/or common equity and property level permanent, non-recourse mortgage debt. In the event we consummate future acquisitions, we anticipate using similar financing sources and joint venture partner equity, although there can be no assurance that these sources of financing will be available to us on reasonable terms or at all.

Strategic Relationships

              We have formed strategic relationships with certain developers and equity partners. Historically these relationships have served as a source of equity for development projects, mitigated development risk and competition and provided assistance in the identification of new development opportunities and the development and expansion of anchor tenant and lender relationships. The following is a brief description of our contractual strategic partnerships.

              Kan Am.    We have a long-standing relationship with Kan Am, a German syndicator of closed and open ended real estate funds that currently manages about $1.7 billion in equity for approximately 18,000 German investors. Over the last five years, Kan Am has invested approximately $350 million in equity in various projects with us. To date, Kan Am has always successfully raised the agreed upon level of capital.

              As of December 31, 2002, Kan Am had property level investments in eight existing projects, Arundel Mills, Colorado Mills, Concord Mills, Discover Mills, Grapevine Mills, Katy Mills, Ontario Mills and The Block at Orange, and in three development projects, Meadowlands Xanadu, St. Louis Mills and Pittsburgh Mills. In addition to its existing investments at the property level, as of December 31, 2002, Kan Am owned approximately 22.38% of the partnership units of Mills LP. Each unit is exchangeable under specified circumstances for, at our option, the cash equivalent of a share of our common stock or a share of our common stock. Directors and executive officers of Kan Am hold three seats on our Board of Directors.

              In May 2002, we entered into an agreement with Kan Am pursuant to which Kan Am committed during 2002 to contribute up to $50 million for investment in qualifying development projects. Kan Am's contribution commitment was satisfied by entering into joint venture agreements with us to develop St. Louis Mills and Pittsburgh Mills.

              In May 2002, we granted a waiver of the "ownership limit" established in our certificate of incorporation to Kan Am and its affiliates, subject to limitations established in our certificate of incorporation to preserve our REIT status. This waiver will also apply to the initial transferees of Kan Am and its affiliates, subject to continued compliance by Kan Am with its contribution obligations for development projects as described above, to Kan Am's compliance with certain first refusal rights in our favor, and to compliance by Kan Am and its affiliates and such transferees with the applicable ownership restrictions relating to preservation of our REIT status.

              Ivanhoe Cambridge.    In October 1999, we entered into a Master Agreement with Ivanhoe Cambridge pursuant to which we agreed to examine with Ivanhoe Cambridge the feasibility of jointly acquiring, developing, constructing, owning and operating one or more Mills Landmark Centers in the Provinces of Ontario, Quebec, Alberta and/or British Columbia or one or more Block projects in any Province in Canada. Pursuant to the agreement, we and Ivanhoe Cambridge have jointly acquired the site in Vaughan, Ontario and are examining the feasibility of several other locations. The agreement generally provides that when Ivanhoe Cambridge jointly develops a site with us, the parties will hold their interests as tenants-in-common having equal interests. The agreement restricts either party from developing a Mills Landmark Center in the four specified Provinces or from developing a Block project anywhere in Canada without first offering to the other party the right to participate equally in the development. The agreement also prohibits either party from developing a Mills Landmark Center within a fifty mile radius of any project developed by the parties, and from developing any project having a GLA in excess of 400,000 square feet within a ten mile radius of any project developed by the parties unless the individually developed project is approved by the other party. The term of this agreement extends through December 31, 2005, unless otherwise agreed by the parties.

              Taubman Realty.    In May 1998, we entered into an agreement with Taubman Realty (our partner in the joint venture that developed Arizona Mills) to jointly develop four Mills Landmark Centers during the initial five-year period of the term and a total of seven Mills Landmark Center projects in the ten-year term. The agreement establishes ownership percentages for each project and contemplates that the partners will contribute their pro rata share of the equity required for such projects. The agreement requires that each partner approve major decisions on the venture and requires the partners to share responsibility for developing, leasing and managing the projects.

Future Capital Requirements

              We anticipate that our operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations and potential ancillary land sales. We anticipate that future development and non-recurring capital expenditures will be funded from future borrowings and possible sales of common and/or preferred equity.

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

Asset Management Strategies

              We believe that the property operating income provided by our existing assets is a stable, predictable source of cash flow from which to fund our corporate endeavors, including the development of new projects and the payment of distributions to shareholders. All of our assets have experienced stable, moderate growth in standard measures of real estate operating performance. We believe these results are attributable to our ability to optimize our tenant mix, actively manage and promote our assets to tenants and consumers, and maintain the high standards of our physical assets while maintaining low tenant occupancy costs.

              Optimization of Tenant Mix.    Our management actively manages and leases our properties with the goal of maintaining a fresh and exciting tenant mix that continues to appeal to consumers over time. Below are examples of our management's recent efforts in this regard.

  •
  At Potomac Mills, we remerchandised approximately 101,000 square feet of specialty space and 93,000 of anchor space over the last five years, adding tenants such as Van's Skatepark, L.L. Bean, H&M, Brooks Brothers, Hush Puppies, Jones New York, Oshkosh B'Gosh, Pacific Sunwear, Polo Ralph Lauren Factory Store, Samsonite, Bath & Body Works, Bebe, Aeropostale, Tommy Hillfiger and Banana Republic.

  •
  At Franklin Mills, we upgraded our tenant mix by adding approximately 175,000 square feet of fashionable new tenants including Aeropostale, BCBG, DKNY, Kenneth Cole, L'eggs Hanes Bali, Old Navy, Perry Ellis, Polo Ralph Lauren Factory Store, Reebok-Rockport, Greg Norman, The GAP Outlet, Oshkosh B'Gosh and Bebe. In 2002, we re-leased approximately 71,500 square feet of specialty space to tenants such as Bombay, Carters Children, Reebok, Perry Ellis and Van Huesen.

  •
  At Gurnee Mills, we have re-tenanted approximately 211,400 square feet with tenants such as Bed Bath & Beyond, Kohl's and Circuit City and added a 125,000 square foot Bass Pro Shops Outdoor World. In 2002, we re-leased approximately 61,300 square feet of anchor space to Marshalls.

              Active Management and Promotion of Properties to Tenants and Consumers.    As a result of the performance of our properties and our strong relationships with retailers, Mills Landmark Centers have had a high degree of tenant retention.

              Anchor leases, which generally represent approximately 60% of the GLA of any individual project, generally have a ten-year term with a series of five-year options exercisable at the tenant's discretion. Specialty store leases generally range from three to seven years in term. As of December 31, 2002, the weighted average lease maturity for our existing portfolio of leases was 7.6 years.

              In addition, our leases generally provide for the payment of a fixed base rent as well as an additional rent based upon sales levels achieved by the tenant. The lease agreements also typically provide for base rental increases either in the form of fixed rate step-ups or consumer price index increases.

              We actively promote and market our Mills Landmark Centers. Our success is evidenced by the following:

  •
  On average, 15 million people visit each Mills Landmark Center ranking each center as a top tourist attraction in its respective state; average length of visit is significantly higher than the peer group average.

  •
  The primary trade area for a Mills Landmark Center is approximately 40 miles, with tourist draw from 50 states and 49 countries.

              Maintenance of High Standards of Physical Assets.    We believe our properties are well maintained physically. To ensure a high quality shopping experience for our customers, in addition to our regular recurring maintenance program, we invested an additional $147.5 million in renovation and expansion projects in our assets from 1997 to 2002.

Development Strategy

              Proven Track Record.    Since our initial public offering in April 1994, we have developed and opened nine new Mills Landmark Centers and one 21st Century Retail and Entertainment Center, adding a total of approximately 12 million square feet of new GLA to our portfolio at a total cost of approximately $2.1 billion. Each of these projects was completed in a timely fashion and on budget, with strong occupancy levels as outlined below:

Project	Date Opened	Occupancy at Opening (1)
Ontario Mills	November 1996	91.3%
Grapevine Mills	October 1997	91.8%
Arizona Mills	November 1997	92.6%
The Block at Orange	November 1998	88.5%
Concord Mills	September 1999	88.4%
Katy Mills	October 1999	91.2%
Opry Mills	May 2000	92.4%
Arundel Mills	November 2000	87.5%
Discover Mills	November 2001	87.7%
Colorado Mills	November 2002	84.4%

(1)
Occupancy is the percentage of GLA subject to fully executed leases.

              Disciplined Approach. We intend to complete one to three new development projects per year, depending on market conditions and capital availability. We employ what we consider to be a highly disciplined approach to the development process. Our in-house development team consists of several senior officers who are responsible for all aspects of development, including market research, site selection, predevelopment work, construction and tenant coordination. We maintain strict asset management control through the entire development process, including frequent internal reviews of costs and leasing status.

              To mitigate development risk, we have adopted a number of procedures, including the following:

  •
  Site Selection: Mills Landmark Centers are developed in top standard metropolitan statistical areas that are populous, growing and reasonably affluent. We typically select sites within our target markets that have at least one million people within a 20-mile radius. The sites must be well situated and near major transportation arteries. We perform predevelopment work when land is under option to minimize capital exposure.

  •
  Pre-leasing: We obtain tenant validation prior to land acquisition and obtain significant pre-leasing commitments prior to construction commencement and financing. We traditionally obtain letters of intent and approvals from at least five to ten key anchor stores indicating their desire to join us in the project. Typically, a project will be 40-50% pre-leased before construction financing is obtained.

  •
  Financing: We maintain a relationship with a network of banks to facilitate construction financing and utilize strategic and financial equity partners to share in the risks and costs, including loan guarantees.

Additional Factors

              Seasonality.    The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the holiday season. As a result, a substantial portion of percentage rent is not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and funds from operations, although this impact is largely mitigated by recognizing minimum rent on a straight-line basis over the term of related leases in accordance with GAAP.

              Environmental Matters.    We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition that we believe would have a material adverse effect on our financial condition or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that (a) future laws, ordinances or regulations will not impose any material environmental liability or (b) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us.

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

Tax Status

              We conduct our operations in a way intended to qualify us as a REIT under the Internal Revenue Code of 1986 (the "Code"). As a REIT, we generally will not be subject to federal and state income taxes on our net taxable income that we currently distribute to stockholders. Qualification and taxation as a REIT depend on our ability to meet certain share ownership requirements and various qualification tests (including dividend distributions, asset ownership and income tests) prescribed in the Code.

Available Information

              We maintain an internet web site at www.millscorp.com. The information on our web site is not, and should not be, considered to be a part of this Form 10-K. You can obtain on our web site, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with the SEC.

RISK FACTORS

              Described below are risks that we believe are material to our stockholders and to potential investors. You should consider carefully the following material risks, together with the other information contained in and incorporated by reference in this Form 10-K, and the descriptions included in our Consolidated Financial Statements and accompanying Notes.

Risks Associated with Real Estate

              We face risks associated with numerous national, regional and local economic and real estate conditions that are not in our control, any or all of which could adversely affect our properties and our business.

              We are subject to various economic conditions and trends that may adversely affect our business. These conditions include:

  •
  slowdown of the national economy or a recession,

  •
  slowdown of the regional and local economic climate due to plant closings, industry slowdowns, natural disasters and other factors, and

  •
  negative population trends.

              In addition, as a real estate company, we are subject to the following real estate conditions, any negative trends of which may adversely affect our properties and business:

  •
  the existence and quality of the competition, such as the attractiveness of our property as compared to our competitors' properties based on considerations such as convenience of location, rental rates and safety record,

  •
  increased operating costs, including increased real property taxes and utilities costs,

  •
  slowdown of local real estate conditions, such as an oversupply of retail space or a reduction in demand for real estate in the area, and

  •
  changing trends in the demand by consumers for merchandise offered by retailers conducting business at our properties.

              Moreover, other factors may adversely affect us, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the availability of financing and potential liability under environmental and other laws and other unforeseen events, most of which are discussed elsewhere in these risk factors. Any or all of these factors could materially adversely affect our properties and our business.

              Because real estate investments are illiquid, we may not be able to sell our properties in response to economic changes.

              Real estate investments generally are relatively illiquid and as a result cannot be sold quickly in response to changes in the economy or other conditions when it may be prudent to do so. This inability to respond quickly to changes in the performance of our properties could adversely affect our business and ability to meet our debt obligations and distribute earnings to our stockholders.

              We may be unable to compete with our competitors and other alternatives to our portfolio of properties.

              The commercial retail real estate business is highly competitive. We compete for interests in properties with other real estate investors and purchasers, many of whom have significant financial resources, revenues and geographical diversity. Furthermore, we compete for tenants with other property owners. Our properties compete with a variety of shopping alternatives including full-price malls, e-commerce, outlet malls, discount shopping clubs or centers, catalog companies and home shopping networks.

              We are subject to significant regulation that inhibits our activities.

              Local zoning and use laws, environmental statutes and other governmental requirements restrict our development, expansion, rehabilitation and reconstruction activities. These regulations may prevent or delay us from taking advantage of economic opportunities. We cannot predict what requirements may be enacted and we cannot assure you that such enactment will not have a materially adverse impact on us.

Risks Associated with Our Properties

              We may be unable to develop new properties or expand existing properties successfully.

              We continue to develop new projects or expand existing properties, and may engage in the development of other retail or related mixed use projects, as opportunities arise. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of established retail properties. While we have policies in place designed to regulate development activities in an effort to limit the risks associated with development, these policies do not remove us from all development risks associated with a project. These risks include the following:

  •
  significant expenditure of money and time on projects that may be delayed or never be completed,

  •
  higher than projected construction costs,

  •
  failure to obtain zoning, occupancy or other governmental approvals, and

  •
  late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.

              Any or all of these factors may impede our development strategy and adversely affect our overall business.

              We may be unable to lease new properties or renew leases or relet space at our existing properties as leases expire, which may adversely affect our operating results.

              Our tenants generally enter into leases with an initial term ranging from three to 15 years. As leases expire at our existing properties, tenants may elect not to renew them. We may not be able to relet the property on similar terms, if we are able to relet the property at all, due to a variety of reasons, including competition from other retailers. In addition, for new properties, we may be unable to attract enough tenants and the occupancy rates and rents may not be sufficient to make the property profitable. If we are unable to relet spaces at our existing properties on economically favorable lease terms or to lease spaces at our new properties, our operating results will be negatively affected.

              In addition, our leases with a number of tenants contain covenants restricting the use of other space in our properties or requiring the presence of other specified co-tenants. Our failure to rent unleased space on a timely basis or at all would likely adversely affect our financial condition and results of operations. Competition may cause the occupancy and rental rates of our properties to decrease. There are other companies that are engaged in the development or ownership of retail properties that compete with us in seeking tenants. We compete with these other companies for prime locations and for tenants who lease space in the retail properties that we and our competitors own or operate. The development by our competitors of new super-regional malls or other retail shopping centers with more convenient locations or better rents may attract our tenants to our competitors or may cause them to seek lease terms that are less favorable to us at or prior to renewal, and accordingly may adversely affect our business and the revenues that we derive from, and the value of, our properties. Furthermore, retailers at our properties may face increasing competition from traditional full-price malls, e-commerce, outlet malls, discount shopping clubs and centers, catalog companies, and home shopping networks.

              We have been and may continue to be affected negatively by tenant bankruptcies and downturns in tenants' businesses, which may adversely affect our operating results and reduce our cash flow.

              At any time, a tenant may experience a downturn in its business that may weaken its financial condition due to a slowing economy generally or a downturn in the retail sector. As a result, our tenants may delay lease commencement, cease or defer making rental payments or declare bankruptcy. In addition, the financial difficulty of a larger tenant, especially an anchor tenant, could materially adversely affect customer traffic in a property, thereby triggering, among other things, other tenants' rights to terminate their leases or reduce their rental rates.

              If a tenant files for bankruptcy, the tenant may have the right to reject and terminate its lease and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. We also cannot be sure that we will be able to lease vacant space in our properties on economically favorable terms. During 2002, we were impacted by the bankruptcies of several retail anchor tenants under multi-year lease agreements, including:

  •
  Sun & Ski at Arundel Mills, Concord Mills, Discover Mills, Grapevine Mills, Katy Mills, Opry Mills, Potomac Mills and Sawgrass Mills, and

  •
  World Kitchen/Corningware at Arundel Mills, Concord Mills, Discover Mills, Grapevine Mills, Gurnee Mills, Katy Mills, Ontario Mills, Opry Mills and Potomac Mills.

              Any of these events may negatively affect our operating results and reduce our cash flows.

              We may be unable to successfully integrate and effectively manage the properties we acquire.

              We recently acquired Riverside Square and five mall properties from Cadillac and, subject to the availability of financing and other considerations, we intend to continue to acquire properties or interests in properties that we believe will be profitable or will enhance the value of our portfolio. The success of these acquisitions will depend, in part, on our ability to efficiently integrate the acquired properties and employees into our organization, and apply our business, operating, administrative, financial and accounting strategies and controls to the acquired properties. If we are unable to successfully integrate the acquired properties into our operations, our results of operations and financial condition may be adversely affected.

              We may not be able to achieve the anticipated financial and operating results from our acquisitions, which would adversely affect our operating results.

              We will continue to acquire properties that will enhance our future financial performance. Our belief is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. As a result, some properties may be worth less or may generate less revenue than we believed at the time of the acquisition, negatively affecting our operating results.

              We could incur significant costs related to environmental issues.

              Under some environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating hazardous substances on or under or released from the property and for damages to natural resources. The Federal Comprehensive Environmental Response, Compensation & Liability Act, and similar state laws, impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. In connection with the ownership or operation of our properties, we could be liable for costs associated with investigation and remediation in the future. The costs of any required remediation and related liability as to any property could be substantial under these laws and could exceed the value of the property and/or our aggregate assets. The presence of hazardous substances, or the failure to properly remediate those substances, also may adversely affect our ability to sell or rent a property or to borrow funds using the property as collateral. In addition, environmental laws may impose restrictions on the manner in which we use our properties or operate our business, and these restrictions may require expenditures for compliance. We cannot assure you that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could be substantial and affect our operating results.

              Uninsured losses could adversely affect our financial condition.

              We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to our properties with policy specifications and insured limits that we believe are customary for similar properties. We also carry comprehensive earthquake and pollution cleanup coverage on all our properties and we carry off-premises power coverage for each of our Mills projects. In addition, for Sawgrass Mills, we carry sinkhole coverage. There are some types of losses, generally of a catastrophic nature, such as wars or acts of God, which may be either uninsurable or not economically insurable. Should a property suffer an uninsured loss, we could lose both our invested capital in and anticipated profits from that property, as well as the anticipated future revenue from that property. Additionally, in the case of recourse construction loans, we may remain obligated under those loans and any other financial obligations on that property. An uninsured loss or a loss in excess of insured limits may negatively impact our financial condition.

Risks Associated with Our Indebtedness and Financing

              We have substantial indebtedness and we require significant cash flow to make required payments on our indebtedness.

              We rely heavily on debt financing for our business. As of December 31, 2002, we had total debt of approximately $2.0 billion, including our pro rata share of unconsolidated joint venture debt. We have also guaranteed selected outstanding unconsolidated joint venture debt, which guarantees expire upon the achievement of specified financial performance tests. We expect to make similar guarantees in connection with our future developments and to continue to rely on debt to finance our future developments and acquisitions. Due to our high level of debt, our cash flow may be insufficient to meet required payments of principal and interest. If a property were mortgaged to secure payment of indebtedness and we were unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies.

              We may be unable to repay our existing indebtedness as it matures, which could adversely affect our financial condition.

              Most of our indebtedness does not require significant principal payments prior to maturity. However, we will need to raise additional equity capital, obtain secured or unsecured debt financing, issue private or public debt, or sell some of our assets to either refinance or repay our indebtedness as it matures. We cannot assure you that these sources of financing or refinancing will be available to us at reasonable terms or at all. Our inability to obtain financing or refinancing to repay our maturing indebtedness, and our inability to refinance existing indebtedness on reasonable terms, may require us to make higher interest and principal payments, issue additional equity securities, or sell some of our assets on disadvantageous terms, all or any of which may result in the foreclosure of properties or a partial or complete loss on our investment and otherwise adversely affect our financial conditions and results of operation.

              Our degree of leverage could limit our ability to obtain additional financing, which would negatively impact our business.

              As of December 31, 2002, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $2.0 billion, which represented approximately 49.5% of our total market capitalization. Total market capitalization represents the sum of the outstanding indebtedness (including our share of joint venture indebtedness), the total liquidation preference of all our preferred stock and the total market value of our common shares and units of partnership interest of Mills LP, based on the closing price of our common stock as of December 31, 2002. Our leverage and any future increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our business overall.

              Due to the significant amount of our variable rate debt, rising interest rates would adversely affect our results of operation.

              As of December 31, 2002, we had $338 million of variable rate debt outstanding, including our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, a significant increase in interest rates would adversely affect our results of operations.

              We have entered into loan agreements that impose a number of restrictive covenants that may hinder our operational flexibility and violation of these restrictive covenants carries serious consequences.

              The agreements governing our $175 million revolving loan and term loan impose numerous restrictive financial and operating covenants on us, including covenants that limit our ability to (a) incur additional debt, (b) sell assets, (c) repurchase our securities and (d) engage in mergers and consolidations. For example, under our revolving loan and term loan, the lenders may accelerate payment and may pursue standard remedies upon a violation of any covenant. These restrictions may negatively impact our flexibility in conducting our operations and violations of these covenants may have adverse consequences to us.

              We depend on third party financing for our development, expansion or acquisition activities.

              As we continue to develop or acquire new retail properties or expand existing properties, we anticipate that we will finance these activities through lines of credit, other forms of secured or unsecured debt, including construction financing and permanent debt, and contributions from joint venture partners including Kan Am. There can be no assurance that we will be able to obtain the financing necessary to fund new development or project expansions or our acquisition activities on terms favorable to us or at all. In addition, we cannot assure you that our joint venture partners will make their required capital contributions. If we are unable to obtain sufficient levels of third party financing to fund our growth, our business will be negatively impacted.

Risks Associated with our Joint Ventures

              Our joint venture agreements contain various rights including buy-sell, redemption and guaranty provisions and obligations that could impose a significant financial burden on us.

              Our joint venture agreements with Kan Am and other investors typically include buy-sell provisions, under which our joint venture partner may be entitled, under certain circumstances, such as a change in control of us or a deadlock over certain major decisions, to require either that we buy their interest in the joint venture or sell our interest to them. If we are unwilling or unable to purchase their interest, we may be required to sell our interest to them at a time when we otherwise may not have wished to sell our interest and we will lose the revenues and profits that we otherwise would have earned on these properties.

              In addition, some of our other joint venture agreements contain obligations for us to redeem our partner's interest in the venture if certain conditions have not been satisfied, such as securing construction or other loans by specified dates, or require us to guarantee the payment of specified priority returns.

              There is no assurance that we will be financially able to satisfy any of these obligations when required to do so.

              We do not have exclusive control over the management of joint venture projects and must share control with our joint venture partners.

              With respect to some of our properties, we have invested and expect in the future to invest as a co-venturer or partner in the development of some of our new properties, instead of developing projects on our own. These shared investments may involve risks not present in a wholly owned development project that stem from us not having exclusive control over the development, financing, leasing, management and other aspects of the project. We may not have the right to take some significant actions without the approval of our joint venture partners, which approvals they may not grant, even if we think such actions would be in the best interests of the joint ventures and the properties. For example, we may need the other joint venturer's approval before selling or refinancing a joint venture's property, setting an annual budget, entering into specified transactions with affiliates, and settling litigation above specified thresholds. If they do not provide their consents to actions that we believe are necessary and in the best interests of the joint ventures, our joint venture properties and our overall business may suffer. Additionally, our co-venturer might have interests or goals that are inconsistent with ours and may take actions that are contrary to our instructions, requests or interests, or otherwise hinder us from accomplishing our goals. Our joint venture partners could take actions binding on the joint venture without our consent. Actions by a joint venture partner could subject the joint venture assets to additional risk.

Risks Associated with our Capital Stock

              Series A Preferred Stock

              The terms of our Series A Preferred Stock impose certain restrictive covenants on us, which may limit our operational flexibility and adversely affect our business.

              The Series A Preferred Stock purchase agreement imposes numerous restrictive financial and operating covenants on us, including covenants that limit our ability to (a) incur additional debt, (b) sell assets, (c) repurchase our securities and (d) engage in mergers and consolidations. For example, we are restricted from selling any portion of Franklin Mills, Gurnee Mills, Potomac Mills or Sawgrass Mills.

              We may avoid the consequences under the Series A Preferred Stock purchase agreement by exercising our call right to repurchase the shares of Series A Preferred Stock then outstanding at a premium before taking the action that constitutes a violation. Our ability to exercise our call option, however, is subject to:

  •
  our ability to obtain financing for the premium payable upon repurchase, which premium depends on when we exercise our call option, and

  •
  our obtaining the consent of the lenders under the revolving loan and the term loan.

              These restrictions reduce our operational flexibility and may adversely affect our business strategy.

              If we do not comply with some of the terms of the Series A Preferred Stock, we may trigger various rights of the holders of our Series A Preferred Stock that would materially adversely affect our financial condition and the rights of holders of our other equity securities.

              In addition to the restrictive covenants that are more fully described above, we must comply with other terms of the Series A Preferred Stock, such as maintaining our status as a REIT, continuing to make dividend payments and promptly repurchasing the Series A Preferred Stock when we are required to do so. If we fail to comply with any one or more of these restrictive covenants and terms imposed on us by the terms of the Series A Preferred Stock, among other things,

  •
  holders of our Series A Preferred Stock may require us to repurchase shares of our Series A Preferred Stock at a substantial premium,

  •
  the dividend rate payable on the Series A Preferred Stock will increase significantly,

  •
  holders of Series A Preferred Stock will vote with holders of capital stock who are entitled to vote on all matters submitted to a vote of our stockholders, and will have the number of votes equal to the number of shares of common stock that they would receive if they were to convert their shares of Series A Preferred Stock into our common stock, and

  •
  holders of Series A Preferred Stock will have the right to elect one member to our board of directors and an additional member to our board of directors if such failure continues through the next scheduled dividend payment date.

              In addition, if the Series A Preferred Stock remains outstanding after April 30, 2006, the holders of our Series A Preferred Stock have the right to require us to repurchase shares of our Series A Preferred Stock, potentially at a substantial premium.

              Any failure to comply with the terms and covenants that result in any of the foregoing, or our failure to repurchase our Series A Preferred Stock prior to April 30, 2006, will materially adversely affect our financial condition and results of operation and may give the holders of the Series A Preferred Stock significant influence over us and a substantial economic benefit. In addition, we do not have any financing arrangement in place for the repurchase of the Series A Preferred Stock when required. We cannot assure you that we will obtain financing on reasonable terms or at all.

              If Series A Preferred Stock is outstanding after October 30, 2004, the dividend rate on our Series A Preferred Stock will increase significantly.

              Dividend payments to holders of our Series A Preferred Stock will increase significantly if shares of Series A Preferred Stock remain issued and outstanding on October 30, 2004. Under the terms of our Series A Preferred Stock, we are not permitted to repurchase our Series A Preferred Stock prior to November 11, 2003 without incurring substantial extra costs. Accordingly, we anticipate that we will attempt to repurchase our Series A Preferred Stock between November 11, 2003 and October 30, 2004. To finance the repurchase, we may need to obtain third party financing or issue additional common or preferred stock. We cannot assure you that we will obtain financing on reasonable terms or at all. If we are unable to secure financing on reasonable terms, we may not be able to repurchase our outstanding Series A Preferred Stock prior to the increase in required dividend payments, or at all.

              Capital Stock Generally

              The market value of our equity securities can be adversely affected by numerous factors.

              As with any publicly traded company, the market value of our equity securities may be negatively affected by a number of factors, many of which are beyond our control. These factors include the following:

  •
  general decline in the capital markets,

  •
  level of institutional interest in our equity securities,

  •
  perception of REITs generally and REITs with portfolios similar to ours,

  •
  attractiveness of equity securities of REITs generally compared to other publicly traded companies,

  •
  the market's perception of our business and dividend growth potential,

  •
  government action or regulation, including President Bush's proposal to eliminate taxes on dividends for individuals, which, if enacted, generally is not expected to apply to dividends paid by REITs,

  •
  our earnings and cash distributions,

  •
  increases in market interest rates, which may lead investors to demand a higher dividend payout rate in relation to the price of our equity securities,

  •
  The relatively low daily trading volume of equity securities of REITs in general, and

  •
  Our ability to invest the proceeds of offerings of securities in a manner that will increase earnings per share.

              In addition, issuances of a substantial number of shares of our capital stock, or the perception that such sales could occur, also could adversely affect the market value of our capital stock. This is particularly true with common stock, a substantial number of shares of which we may issue in connection with the exercise of outstanding options, redemption of outstanding units of partnership interests and for future financing needs.

              We cannot predict what effect future issuances and sales of our equity securities, or the perception that those sales could occur, will have on the market prices of our equity securities. Any adverse effect on the market price of our equity securities, however, would materially adversely affect the value of an investment in our equity securities. Additionally, a significant decrease in the market price of our equity securities would make it more difficult for us to raise funds through future offerings of our equity securities.

              We may not have sufficient cash flow or assets to make distributions to holders of one or more classes of our capital stock.

              Our ability to make distributions to the holders of our capital stock depends on our ability first to cover our operating and related expenses and satisfy our obligations to our creditors. In addition, we have different classes of capital stock outstanding, each of which has a different priority as to the distribution of dividends relative to others. For example, holders of our Series A Preferred Stock are entitled to receive their dividends prior to the holders of our Series B and Series C Preferred Stock, who in turn are entitled to receive their dividends prior to our common stockholders. Generally, the terms of each different class of our preferred stock prohibits us from making dividend payments, distributions and all other payments to holders of our common stock and all other equity securities junior in right to such class of preferred stock, unless we have paid all accrued dividends on such class of preferred stock or set apart funds for payment of the dividends due to holders of such class of preferred stock. As a result, if we do not have sufficient cash remaining for our dividend distributions, holders of one or more classes of our capital stock may not receive any dividends.

              Also, in the event of a bankruptcy, liquidation or reorganization or similar proceeding, our creditors will generally be entitled to payment of their claims from our assets before any assets are made available for distribution to our stockholders. In every case, the holders of capital stock will have the right to participate in any distribution of our assets only after the claims of our creditors and holders of our priority capital stock are satisfied.

Risks Associated with Our Organization

              A number of our directors and significant stockholders may exert substantial influence over us.

              Kan Am and its affiliates directly and indirectly own a substantial percentage of the total outstanding number of partnership units of Mills LP. Three of our eleven directors are affiliated with the Kan Am entities. These three directors may have significant influence over us as members of our board. The interests of these directors may conflict with the interests of our other stockholders in connection with Kan Am's joint ventures with Mills LP to develop, own, and operate additional properties, and they may use their voting influence contrary to our other stockholders' interests. The Kan Am entities may exchange all or a substantial portion of the units that they hold for shares of our common stock. If they do so, they will increase their influence over us and over the outcome of any matters submitted to our stockholders for approval. The influence and voting power of our other stockholders may diminish accordingly.

              We are the sole general partner of Mills LP and have fiduciary responsibilities to the other partners of Mills LP. As a result, we may be in a position where we have duties to others whose interests conflict with those of our stockholders.

              We, as the sole general partner of Mills LP, may have fiduciary responsibilities to the other partners in Mills LP that may conflict with the interests of our stockholders, including decisions regarding the sale or refinancing of our properties and the timing and amount of distributions from Mills LP. In addition, individuals and entities, including our executive officers and our directors (including those who are affiliated with Kan Am and their respective affiliates that hold units of Mills LP) may have limited rights in decisions affecting Mills LP that may conflict with the interests of our common stockholders. In particular, a holder of units may suffer different and/or more adverse tax consequences than we do on the sale or refinancing of some of our properties as a result of unrealized gain attributable to properties or the tax status of the unit holder. These unit holders, therefore, may have objectives different from ours regarding the appropriate pricing and timing of any sale or refinancing.

              Our certificate of incorporation and by-laws contain provisions that could delay or prevent a change in control.

              In some instances, a change in control of our company could give the holders of our common stock the opportunity to realize a premium over the then prevailing market price of those securities. Provisions in our charter and our bylaws may have the effect of discouraging a third party from trying to acquire us even if a change in control were in the best interests of our stockholders. Our board of directors has the authority, without a vote of stockholders, to issue up to an additional 11,550,000 shares of preferred stock and to establish the rights and preferences of any class or series of preferred stock to be issued, which rights and preferences could delay or prevent a change in control. The limitation on beneficial ownership of our securities also may have the effect of precluding acquisition of control of us by a third party even if a change in control were in the best interests of our stockholders. In addition, our board of directors is a classified board composed of three classes of directors with staggered terms. Directors for each class are chosen for a three-year term upon the expiration of the term of the current class. A classified board of directors makes it more difficult to effect a change in control and may discourage an attempt by a third party even if a change in control were in our stockholders' best interests. The holders of our series A preferred stock have the contractual right to require us to repurchase all or a portion of our series A preferred stock upon a change in control, which also may discourage third party acquisitions.

              A number of our joint venture partnership agreements contain provisions that could delay or prevent a change in control.

              A number of our joint venture agreements contain buy-sell rights that may be exercised upon a "change in control." This buy-sell right allows our partner in a joint venture to require us, to purchase such partner's entire interest in the joint venture. We are required to pay for any purchase of such partner's joint venture interests in cash or with units of Mills LP. The required payments may have the effect of discouraging a third party from partaking in a change in control of our company, even if a change in control were in the best interests of our stockholders. For the purpose of determining when buy-sell rights may be exercised, each of the following events is a "change in control" when it occurs without the unanimous approval of the members of our board of directors who are affiliates of Kan Am:

  •
  we participate in any consolidation, merger or corporate reorganization in which more than 40% of our outstanding voting securities are transferred,

  •
  any person or group, other than Kan Am and its affiliates, becomes the beneficial owner, directly or indirectly, of more than 40% of our then outstanding combined voting securities, and

  •
  a person, whose nomination for election as director was not recommended by our nominating committee of our board of directors, is elected as a director to our board of directors.

Risks Associated with Income Tax Laws and Accounting Pronouncements

              Our failure to qualify as a REIT would result in adverse tax consequences with regard to our results of operations.

              We believe that we have been organized and have conducted our operations in a manner so as to qualify as a REIT under the Sections 856 through 860 of the Code, and we intend to continue to operate as a REIT in the future. We cannot assure you, however, that we currently qualify as a REIT or will continue to qualify as a REIT. Many of the REIT requirements are highly technical and complex and depend on various factual matters and circumstances that may not be completely within our control, such as actions taken by our joint venture partners. Any determination that we do not qualify as a REIT would have a material adverse effect on our results of operations and could reduce materially the value of our common stock. If we fail to qualify as a REIT,

  •
  we will not be allowed to take a deduction for distributions to stockholders in computing our taxable income, and

  •
  we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.

              In addition, unless entitled to relief under specific statutory provisions, we will also be disqualified from treatment as a REIT for the four taxable years following the year during which our qualification was lost. A disqualification would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us for the year or years involved. Furthermore, we would no longer be required by the Code to make any distributions to our stockholders as a condition to REIT qualification. Our failure to qualify as a REIT would cause any distributions to stockholders that otherwise would have been subject to tax as capital gain dividends to be taxable as ordinary income to the extent of our current and accumulated earnings and profits. Corporate distributees, however, may be eligible for the dividends received deduction on distributions, subject to limitations under the Code. If we make distributions to our stockholders in reliance on our continued qualification as a REIT, we might be required to borrow funds or to liquidate some of our investments to pay the taxes that would result from the actual failure to qualify as a REIT. In addition to these tax consequences, if we fail to qualify as a REIT, the holders of our series A preferred stock may require us to repurchase all or a portion of our series A preferred stock. Even if we currently qualify as a REIT, new tax rules or legislation may affect whether we continue to qualify as a REIT or the federal income tax consequences of our REIT qualification.

              Despite our REIT status, we remain subject to various taxes.

              Notwithstanding our status as a REIT, we are subject, through our ownership interest in Mills LP, to various federal, state, local and foreign taxes on our income and property. We may have to pay some state or local income taxes because not all states and localities treat REITs the same as they are treated for federal income tax purposes. We may also have to pay some foreign taxes to the extent we own assets or conduct operations in foreign jurisdictions. Mills LP is obligated under its partnership agreement to pay all taxes, and any related interest and penalties, incurred by us. Our taxable REIT subsidiaries are taxable as corporations and pay federal, state and local income tax on their net income at the applicable corporate rates, and pay foreign taxes to the extent they own assets or conduct operations in foreign jurisdictions. In addition, our taxable REIT subsidiaries are subject to special rules that may result in increased taxes. For example, our taxable REIT subsidiaries are limited in their ability to deduct interest payments made to us. In addition, we will be required to pay a 100% penalty tax on some payments that we receive if the economic arrangements between us, our tenants and our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties.

              If the Internal Revenue Service ("IRS") were to challenge successfully Mills LP's status as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

              We believe that Mills LP qualifies to be treated as a partnership for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of Mills LP's income. We cannot assure you, however, that the Internal Revenue Service ("IRS") will not challenge Mills LP's status as a partnership for federal income tax purposes, or that a court would not sustain an IRS challenge. If the IRS were successful in treating Mills LP as a corporation for tax purposes, we would fail to meet the income tests and some of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. If we fail to qualify as a REIT, the holders of our series A preferred stock may require us to repurchase all or a portion of our series A preferred stock. Also, the failure of Mills LP to qualify as a partnership would cause Mills LP to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to Mills LP's partners, including us.

              As a REIT, we are subject to limitations on our ownership of debt and equity securities.

              Subject to certain exceptions, including the one discussed in this paragraph, a REIT is generally prohibited from owning securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT's total assets or the securities owned by the REIT represent more than 10% of the issuer's outstanding voting securities or more than 10% of the value of the issuer's outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a "taxable REIT subsidiary," which is taxable as a corporation. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the REIT's total assets. MillsServices Corp. and each corporate subsidiary in which it owns at least 35% of the outstanding voting securities or 35% of the value of the outstanding securities have elected to be treated as taxable REIT subsidiaries. While we believe that we have satisfied these limitations on the ownership of securities during each of the taxable years that each such limitation applied to us, given the highly complex nature of the rules governing REITs (which complexity is exacerbated when a REIT owns its properties through partnerships, as we do) and the ongoing importance of factual determinations, we cannot provide any assurance that the IRS would not disagree with our determinations.

              You may be subject to adverse consequences if you attempt to acquire shares in excess of 9.225% of our capital stock.

              For us to qualify as a REIT, ownership of our capital stock, directly or by virtue of the applicable attribution provisions of the Code, by any person or persons acting as a group is limited to 9.225% of our outstanding capital stock. Any transfer that would cause you to violate this 9.225% ownership limit will result in the immediate conversion of the excess shares into shares of "excess stock" that are non-voting and that may not participate in distributions (except for distributions in the event of our liquidation). The shares of excess stock would be immediately transferred to us as trustee of a trust for the exclusive benefit of beneficiaries that you may designate, subject to our right to purchase the shares for fair consideration.

              You may be subject to adverse consequences if you are not a U.S. person and you attempt to acquire shares of our capital stock.

              Provisions in our certificate of incorporation are designed to ensure that we maintain our status as a REIT by rendering void transfers of our shares that will jeopardize our status as a REIT and by eliminating rights of the shares of transferred stock. Under these provisions, if you are not a U.S. person and you acquire shares of our capital stock, if your acquisition causes less than 50% of our capital stock to be owned by U.S. persons, the shares that you acquire may convert immediately into shares of excess stock that will be non-voting and that may not participate in distributions

(except for distributions in the event of our liquidation). The shares of excess stock would be immediately transferred to us as trustee of a trust for the exclusive benefit of beneficiaries that you may designate, subject to our right to purchase the shares for fair consideration.

              Legislative or regulatory tax changes may adversely affect us.

              The federal income tax laws governing us and other corporations or the administrative interpretations of those laws may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect us or you, as our stockholder. On January 7, 2003, the Bush Administration released a proposal intended to eliminate one level of the "double taxation" that is currently imposed on corporate income for regular C corporations by excluding corporate dividends from an individual's taxable income to the extent that corporate income tax has been paid on the earnings from which the dividends are paid. REITs currently are tax-advantaged relative to regular C corporations because they are not subject to corporate-level federal income tax on income that they distribute to stockholders, but stockholders do include REIT dividends in taxable income. The tax treatment of REITs generally would not be affected by the Bush Administration's proposal in its current form, except that a REIT that receives dividends from a C corporation, such as a taxable REIT subsidiary, that have been subject to corporate income tax could distribute or retain those amounts without a second tax being imposed on the REIT or its stockholders. The Bush Administration's proposal, if enacted, could cause individual investors to view stocks of regular C corporations as more attractive relative to stocks of REITs than is the case currently because part or all of the dividends on the stocks of the regular C corporation would be exempt from tax for the individual. It is not possible to predict whether in fact this change in relative perceived value will occur or whether, if it occurs, what the impact will be on the value of our stock. In any event, there can be no assurance regarding whether the Bush Administration's proposal ultimately will be enacted or the form in which it might in fact be enacted.

              New accounting pronouncements and regulations could have an impact on our future earnings and funds from operations.

              New accounting pronouncements

              In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. We expect that the impact of adopting SFAS No. 145 will result in restating prior year extraordinary losses from extinguishment of debt so that they are reflected as part of ordinary income. We do not expect that any other provisions of SFAS No. 145 will materially impact us subsequent to adoption.

              We adopted the disclosure provisions of FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Direct Guarantees of Indebtedness of Others," in the fourth quarter of 2002. We will apply the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. Under FIN 45, at the inception of guarantees issued after December 31, 2002, we will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. We will account for any fundings under the guarantee as a reduction of the liability. In general, we issue guarantees in connection with obtaining construction loans for our unconsolidated joint ventures, and thus in those cases the offsetting entry will be capitalized to our investment in these joint ventures. Adoption of FIN 45 will have no impact to our historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. The impact on future financial statements will depend on the nature and the extent of issued guarantees and the extent of future development activities.

              In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Under FIN 46, companies will be required to determine if they are the primary beneficiary of a variable interest entity. If they are the primary beneficiary, the variable interest entity must be consolidated. All companies with variable interests in variable interest entities created after January 31, 2003 must apply the provisions of FIN 46 immediately. Public companies with a variable interest in a variable interest entity created before February 1, 2003 should apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. If it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, certain disclosures are required in all financial statements issued after January 31, 2003.

              Based on a preliminary review of FIN 46, we believe that it is reasonably possible that the adoption of FIN 46 will result in our consolidation of previously unconsolidated entities.

              Proposed accounting pronouncements

              We are required to implement new accounting pronouncements and regulations applicable to our business when issued by the Financial Accounting Standards Board, SEC and other regulatory organizations within the accounting profession. Currently a pronouncement is being considered that may impact the real estate industry. The proposal, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment," would eliminate the capitalization of various development costs and would require depreciation of different asset components based upon each of their lives. The proposal is still in the adoption process and has not been finalized. Accordingly, there can be no assurance that it will be adopted in its current form or at all. If adopted, the final form of this proposal and others being considered could have an impact on our earnings and funds from operations.

              We continue to pursue foreign development opportunities in international markets that are subject to foreign currency risks due to potential fluctuations in exchange rates.

              We have pursued and intend to continue to pursue foreign development opportunities in international markets where the U.S. dollar is not the national currency. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. For example, a significant depreciation in the value of the foreign currencies of one or more countries where we have a significant investment may materially adversely affect our performance. We are evaluating hedging strategies to mitigate such effects, although there can be no assurance that we will be successful in mitigating all the risks.

Item 2. Properties

              The following table sets forth certain information relating to our properties as of December 31, 2002. As of December 31, 2002, we held, directly or indirectly, 100% of the equity interests in the entities that own Concord Mills Marketplace, Franklin Mills, Gurnee Mills, Liberty Plaza, Opry Mills, Potomac Mills, Riverside Square (which was acquired in December 2002), Sawgrass Mills (Phases I and II and The Oasis at Sawgrass), the Forest Fair Mall (which will be renamed Cincinnati Mills upon completion of its re-development), and the 46 Net Lease Properties, 27 of which were sold in March 2003. As of December 31, 2002, we also owned, directly or indirectly, partial equity interests in the entities that own Arizona Mills, Arundel Mills, Colorado Mills, Concord Mills, Discover Mills, Grapevine Mills, Katy Mills, Ontario Mills, and The Block at Orange. For a description of our interests in existing properties generally, see "—Description of Existing Properties." We have formed other joint ventures to develop additional properties. We have similar partnership interests under these joint venture agreements and we anticipate that we will have similar partnership interests under future joint venture agreements. For a description of our interests in properties under construction, see "Item 1. Business—Development Pipeline—Projects Under Construction."

SUMMARY OF PROPERTIES

The following table sets forth certain information relating to our Mills Landmark Centers, the 21st Century Retail and Entertainment Centers and the Community Centers as of December 31, 2002:

Property Name/Location	Metropolitan Area Served	Year Opened/ Acquired	Approx. GLA (Sq.Ft.) (1)	Annualized Base Rent (2)	No. of Occupied Anchor Stores (3)	Anchor Store Tenants
MILLS LANDMARK CENTERS
Arizona Mills Tempe, AZ	Phoenix	1997	1,227,000	$20,264,521	17	Burlington Coat Factory, Group USA, Harkin's Great Mall Cinemas, Hi-Health World of Nutrition, Hilo Hattie, J.C. Penney, Just for Feet, Last Call-Neiman Marcus, Linens 'N Things, Marshalls, Off 5th — Saks Fifth Avenue, Off Rodeo Drive, Oshman's Supersports, Rainforest Café, Ross Dress for Less, Sega Gameworks, Virgin Megastores
Arundel Mills (4) Anne Arundel County, MD	Baltimore/ Washington, DC	2000	1,259,000	24,623,649	17	Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, The Children's Place, Circuit City, Crayola Works — the Creativity Studio, F.Y.E. (For Your Entertainment), Jillian's, Michaels, Muvico Theatres, Off 5th — Saks Fifth Avenue, Off Broadway Shoes, Old Navy, Staples, Sun & Ski Sports, T.J. Maxx
Colorado Mills Denver, CO	Denver	2002	1,088,000	16,490,011	9	Borders, Eddie Bauer Outlet, ESPN XGames Skatepark, Gart Sports, Jillian's, Last Call-Neiman Marcus, Off Broadway Shoes, Off 5th — Saks Fifth Avenue, Target
Concord Mills Concord, NC	Charlotte	1999	1,247,000	20,029,742	16	AC Moore Arts & Crafts, Alabama Grill, AMC Theatres, Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Blacklion, Books-A-Million, Burlington Coat Factory, F.Y.E. (For Your Entertainment), Group USA, Jeepers, Jillian's, Off 5th — Saks Fifth Avenue, Old Navy, Sun & Ski Sports, T.J. Maxx
Discover Mills Sugarloaf, GA	Atlanta	2001	1,117,000	16,749,519	13	All About the House, Bass Pro Shops Outdoor World, Blacklion, Books-A-Million, Burlington Coat Factory, ESPN XGames Skatepark, Jillians, Last Call-Neiman Marcus, Off Broadway Shoes, Off 5th — Saks Fifth Avenue, Ross Dress for Less, Sun & Ski Sports, The Home Company

Franklin Mills Philadelphia, PA	Philadelphia/ Wilmington	1989	1,758,000	$17,944,837	17	AMC Theatres, Bed, Bath & Beyond, Boscov's, Burlington Coat Factory, ESPN XGames Skatepark, Group USA, J.C. Penney, Jillians, Last Call-Neiman Marcus, Liz Claiborne, Marshalls, Modell's Sporting Goods, Nordstrom Factory Direct, Off Broadway Shoes, Off 5th — Saks Fifth Avenue, Sam Ash Music, Sam's Wholesale Club
Grapevine Mills Grapevine, TX	Dallas/Fort Worth	1997	1,601,000	23,879,633	21	AMC Theatres, Bed, Bath & Beyond, Books-A- Million, Burlington Coat Factory, Casual CornerGroup Outlet, ESPN XGames Skatepark, Group USA, J.C. Penney, Just for Feet, Marshalls, Last Call-Neiman Marcus, Off 5th — Saks Fifth Avenue, Off Rodeo Drive, Old Navy, Polar Ice, Rainforest Café, Sega Gameworks, Sports Authority, Sun & Ski Sports, Virgin Megastores, Western Warehouse
Gurnee Mills Gurnee, IL	Chicago/ Milwaukee	1991	1,607,000	17,136,312	14	Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Burlington Coat Factory, Circuit City, J.C. Penney, Marcus Cinema, Marshalls, Off 5th — Saks Fifth Avenue, Rainforest Café, Rinkside Sports, Sports Authority, T.J. Maxx, Value City, VF Factory Outlet
Katy Mills Katy, TX	Houston	1999	1,218,000	17,943,880	14	AMC Theatres, Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Books-A-Million, Boot Town, Burlington Coat Factory, F.Y.E. (For Your Entertainment), Jillian's, Marshalls, Midnight Rodeo, Off 5th — Saks Fifth Avenue, Old Navy, Rainforest Café, Sun & Ski Sports
Ontario Mills Ontario, CA	Los Angeles	1996	1,491,000	22,635,523	24	Bed, Bath & Beyond, Burlington Coat Factory, Cost Plus, Dave & Busters, Foozles, Group USA, J.C. Penney, Marshalls, Mikasa, Nike Factory Store, Nordstrom Rack, Off Rodeo Drive, Off Broadway Shoes, Off 5th — Saks Fifth Avenue, Rainforest Café, Sam Ash Music, Sega Gameworks, Sports Authority, T.J. Maxx, The Children's Place, Totally for Kids, Van's Skatepark, Virgin Megastores
Opry Mills Nashville, TN	Nashville	2000	1,113,000	21,292,967	16	Alabama Grill, Apple Barn, Barnes & Noble, Bass Pro Shops Outdoor World, Bed, Bath & Beyond, Blacklion, Gibson Guitar, Jillian's, Nike Factory Store, Off Broadway Shoes, Old Navy, Rainforest Café, Regal Theatre, Off 5th— Saks Fifth Avenue, Sun & Ski Sports, Tower Records
Potomac Mills Woodbridge, VA	Washington, DC	1985	1,635,000	21,440,935	17	AMC Theatres, Books-A-Million, Burlington Coat Factory, Daffy's, G Street Fabrics, Group USA, J.C. Penney, L.L. Bean Factory Store, Linens 'N Things, Marshalls, Nordstrom Rack, Old Navy, Off 5th — Saks Fifth Avenue, Spiegel, Sports Authority, T.J. Maxx, Van's Skatepark
Sawgrass Mills and The Oasis at Sawgrass Sunrise, FL	Ft. Lauderdale/ Miami/Palm Beach	1990 & 1999	2,147,000	33,151,961	21	Beall's Outlet, Bed, Bath & Beyond, Books-A-Million, Brandsmart, Burlington Coat Factory, GAP, J.C. Penney, Last Call-Neiman Marcus, Marshalls, Outlet Marketplace, Off 5th — Saks Fifth Avenue, Off Broadway Shoes, Rainforest Café, Regal Theatres, Ron Jon Surf Shop, Sega Gameworks, Spec's Outlet, Spiegel, Sports Authority, T.J. Maxx, Target

MILLS LANDMARK CENTERS TOTALS			18,508,000	$273,583,490	216

21ST CENTURY RETAIL/ ENTERTAINMENT CENTERS
The Block at Orange Orange, CA	Los Angeles/ Orange County	1998	655,000	$14,251,364	9	AMC Theatres, Borders Books and Music, Dave & Busters, Hilo Hattie, Off 5th — Saks Fifth Avenue, Ron Jon Surf Shop, Power House, Van's Skatepark, Virgin Megastores
Riverside Square Hackensack, NJ	New York City/ Northern New Jersey	2002	637,000	5,927,423	3	Bloomingdales, Pottery Barn, Saks Fifth Avenue

21ST CENTURY RETAIL/ ENTERTAINMENT CENTERS TOTALS			1,292,000	$20,178,787	12

COMMUNITY CENTERS
Liberty Plaza	Philadelphia	1994	372,000	$3,116,065	4	Dicks Clothing & Sporting Goods, Raymour & Flanigan, Super Fresh Food Market, Wal-Mart
Concord Mills Marketplace	Charlotte	2001	228,000	1,951,830	2	BJ's Wholesale Club, Garden Ridge

COMMUNITY CENTERS TOTALS			600,000	5,067,895	6

TOTAL PORTFOLIO			20,400,000	$298,830,172	231

(1)
Presents GLA of each of our operating properties. Included in GLA is 1,266,000 square feet owned by certain anchor stores located as follows: Concord Mills Marketplace—11,000 square feet; Franklin Mills—210,000 square feet; Gurnee Mills—251,000 square feet; Liberty Plaza—14,000 square feet; Ontario Mills—125,000 square feet; Potomac Mills—80,000 square feet; Riverside Square—293,000 square feet; and Sawgrass Mills—282,000 square feet. Ground leases at Franklin Mills of 152,000 square feet and at Grapevine Mills of 177,000 square feet are also included.

(2)
Annualized base rent is defined as the contractual minimum rent of tenants comprising GLA at December 2002 multiplied by 12, and excludes tenants noted in footnote (1).

(3)
Anchor stores include all stores occupying at least 20,000 square feet.

(4)
Included in GLA, Annualized Base Rent and Anchor Store Tenants is 96,000 square feet of related tenants at The Marketplace at Arundel Mills which is open for business.

Diversified Tenant Base

              Because our properties contain various retail formats under one roof, we believe that our tenant base represents one of the more diversified mixes of retailers in the industry. Despite the size of our properties, we have an average of 167 tenants per property and no tenant represents more than 3.4% of 2002 base rent. We further believe that the overall financial stability of our tenant base is strong given the diversity of our retailers and the large number of manufacturer outlet tenants. Our universe of tenants continues to expand.

              The following table sets forth certain information with respect to our ten largest tenants (measured by 2002 base rent) at our properties as of December 31, 2002:

Tenant	Percent of 2002 Base Rent	Percent of Total Leased GLA	Number of Stores
AMC Theatres	3.4%	3.2%	7
Jillians	2.2%	2.1%	7
T.J. Maxx Group (1)	1.8%	3.3%	15
GAP (2)	1.7%	2.2%	31
Burlington Coat Factory Group (3)	1.5%	5.9%	13
J.C. Penney	1.3%	3.7%	7
Bed Bath & Beyond	1.2%	2.0%	9
Regal Theatres	1.1%	1.0%	3
Rack Room Shoes, Inc. (4)	1.1%	1.1%	16
Designs Group (5)	1.1%	0.9%	21

Totals	16.4%	25.4%	129

(1)
Includes T.J. Maxx and Marshalls.

(2)
Includes GAP Outlet, Old Navy and Banana Republic.

(3)
Includes Burlington Coat Factory and Totally 4 Kids.

(4)
Includes Off Broadway Shoes and Rack Room Shoes.

(5)
Includes Levi's Outlet and Dockers Outlet, EB Outlet, Casual Male Big & Tall, Candies and Big and Tall Factory Store

Description of Existing Properties

              The following are descriptions of each of our existing Mills Landmark Centers and 21st Century Retail and Entertainment Centers as of December 31, 2002.

              Mills Landmark Centers

              Potomac Mills—Woodbridge, Virginia. Potomac Mills contains approximately 1.6 million square feet of GLA, of which one anchor store tenant owns approximately 80,000 square feet. Potomac Mills opened in 1985 with a total of approximately 630,000 square feet of GLA. As a result of customer demand, we expanded Potomac Mills to approximately 1.2 million square feet of GLA in 1986. The Phase III expansion of Potomac Mills opened in September 1993 and increased total GLA by approximately 355,000 square feet. We also completed the construction of a 63,000 square foot Van's Skatepark which opened in spring 2000. Potomac Mills has 17 anchor stores and is situated on approximately 161 acres in Woodbridge, Virginia, which is located approximately 20 miles southwest of Washington, D.C. Potomac Mills is adjacent to Interstate 95, one of the transportation backbones of the Washington metropolitan area. This location strategically positions Potomac Mills between the Washington metropolitan market to the north and Richmond, approximately 90 miles to the south. We own 100% of Potomac Mills.

              Franklin Mills—Philadelphia, Pennsylvania. Franklin Mills opened in 1989 and contains approximately 1.8 million square feet of GLA, of which two anchor store tenants own approximately 209,000 square feet. We began remerchandising Franklin Mills in 1996 by upgrading its tenant mix and began construction in the first half of 1997 on an entertainment zone, including themed restaurants and interactive entertainment venues, which was completed in November 1998. Franklin Mills has 17 anchor tenants. Franklin Mills features what we believe is the largest concentration of outlet retailing in the Delaware Valley. Franklin Mills is strategically positioned approximately 15 miles northeast of Philadelphia's Center City. We own 100% of Franklin Mills.

              Sawgrass Mills and The Oasis at Sawgrass—Sunrise, Florida. Sawgrass Mills, which opened in 1990, contains approximately 1.8 million square feet of GLA, of which three anchor store tenants own approximately 282,000 square feet. As a result of customer demand, we expanded Sawgrass Mills by approximately 136,000 square feet of GLA in 1995 and opened The Oasis at Sawgrass in April 1999, which contains approximately 300,000 square feet of GLA consisting of approximately 150,000 square feet of anchor space and approximately 150,000 square feet of specialty store space. The Oasis at Sawgrass currently has three anchor tenants. Sawgrass Mills is located in Florida's "Gold Coast" market which is approximately 11 miles west of Fort Lauderdale. We own 100% of Sawgrass Mills and, as result of our acquisition in 2001 of Kan Am's 50% interest in The Oasis at Sawgrass, we own 100% of The Oasis at Sawgrass.

              Gurnee Mills—Gurnee, Illinois. Gurnee Mills opened in 1991 and contains approximately 1.6 million square feet of GLA, of which three anchor store tenants own approximately 251,000 square feet. We expanded Gurnee Mills in 1999 by over 195,000 square feet of GLA, by adding an ice skating rink to the existing mall. Gurnee Mills has been remerchandised resulting in the upgrade of its tenant mix. Gurnee Mills has 15 anchor store tenants. Gurnee Mills is situated directly across from Six Flags Great America, one of the largest amusement parks in the Midwest. We own 100% of Gurnee Mills.

              Ontario Mills—Ontario, California. Ontario Mills opened in 1996 and contains approximately 1.5 million square feet of GLA consisting of approximately 1.0 million square feet of anchor space and approximately 500,000 square feet of specialty store space. In 1999, we completed a 136,000 square foot expansion which included tenants such as Van's Skatepark, Sam Ash Music and Cost Plus. Ontario Mills currently has 22 anchor stores. Ontario Mills serves the Los Angeles/Orange County metropolitan market.

              In May 2002, we and Kan Am purchased from Simon Property 100% of Simon's interest in Ontario Mills. As a result, we and Kan Am are the sole partners in the joint venture entities that own Ontario Mills. Pursuant to the terms of the joint venture agreements, each partner receives a priority return equal to 9% per annum on its capital contribution. Any residual cash flow after preference payments are distributed 68.75% to us and 31.25% to Kan Am. Following the occurrence of a major capital event, such as the sale of the property or the receipt of proceeds arising from condemnation of the property, each partner will receive its accumulated unpaid priority return and its unreturned capital contributions, and any residual cash flow will be distributed 68.8% to us and 31.2% to Kan Am. We have the right to manage the development, property management and leasing of Ontario Mills, subject to Kan Am's approval of specified major decisions, including sale or refinancing of Ontario Mills and approval of an annual budget.

              At specified times following November 2001, which is the fifth anniversary of the opening of Ontario Mills, we or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the joint venture entity.

              Grapevine Mills—Grapevine, Texas. Grapevine Mills opened in 1997 and contains approximately 1.6 million square feet of GLA consisting of approximately 1.1 million square feet of anchor space and approximately 500,000 square feet of specialty store space. Grapevine Mills currently has 19 anchor tenants. Grapevine Mills, which serves the Dallas/Fort Worth metropolitan area, is located approximately 19 miles northeast of downtown Fort Worth.

              In May 2002, we and Kan Am purchased from Simon Property 100% of Simon's interest in Grapevine Mills. As a result, we and Kan Am are the sole partners in the joint venture entities that own Grapevine Mills. Pursuant to the terms of the joint venture agreements, each partner receives a priority return equal to 9% per annum on its capital contribution. Any residual cash flow after preference payments are distributed 65.6% to us and 34.4% to Kan Am. Following the occurrence of a major capital event, such as the sale of the property or the receipt of proceeds arising from condemnation of the property, each partner will receive its accumulated unpaid priority return and its unreturned capital contributions, and any residual cash flow will be distributed 65.6% to us and 34.4% to Kan Am. We have the right to manage the development, property management and leasing of Grapevine Mills, subject to Kan Am's approval of specified major decisions, including sale or refinancing of Grapevine Mills and approval of an annual budget.

              At specified times following November 2007, which is the tenth anniversary of the opening of Grapevine Mills or, if earlier, upon our change in control, either we or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell provision in the event of our change in control.

              Arizona Mills—Tempe, Arizona. Arizona Mills opened in 1997 and contains approximately 1.2 million square feet of GLA consisting of approximately 700,000 square feet of anchor space and approximately 500,000 square feet of specialty store space. Arizona Mills currently has 17 anchor tenants. The project is located on a 115-acre site located 20 minutes from downtown Phoenix.

              In May 2002, we and Taubman Realty purchased from Simon Property 100% of Simon's interest in Arizona Mills. As a result, the entity that owns Arizona Mills is owned 50% by us and 50% by Taubman Realty. Cash flow is distributed, and other payments are made, to each partner in accordance with each partner's respective equity interest. We have the right to manage the development, property management and leasing of Arizona Mills, subject to Taubman's approval of specified major decisions, including sale or refinancing of Arizona Mills and approval of an annual budget.

              At specified times following October 2002, which is the fifth anniversary of the opening of Arizona Mills, or the date that 90% of the project has been leased, if we and Taubman are unable to agree upon specified major decisions (including, among others, sales, refinancings, expansions, and certain capital expenditures), either Taubman or we can cause the project to be sold pursuant to specified procedures.

              Concord Mills—Concord, North Carolina. Concord Mills opened in 1999 and contains approximately 1.2 million square feet of GLA consisting of approximately 691,000 square feet of anchor space and approximately 556,000 square feet of specialty store space. Concord Mills currently has 16 anchor tenants. Concord Mills is located on a 165-acre site in the city of Concord, which is approximately ten miles north of downtown Charlotte.

              In May 2002, we and Kan Am purchased 100% of Simon Property's interest in Concord Mills. As a result, we and Kan Am are the sole partners in the joint venture entities that own Concord Mills. Pursuant to the terms of the joint venture agreements, each partner receives a priority equal to 9% per annum on its capital contribution. Any residual cash flow after preference payments are distributed 65.6% to us and 34.4% to Kan Am. Following the occurrence of a major capital event, such as the sale of the property or the receipt of proceeds arising from condemnation of the property, each partner will receive its unpaid priority return and its unreturned capital contributions, and any residual cash flow will be distributed 65.6% to us and 34.4% to Kan Am. We have the right to manage the development, property management and leasing of Concord Mills, subject to Kan Am's approval of specified major decisions, including the sale or refinancing of Concord Mills and approval of an annual budget.

              At specified times following November 2009, which is the tenth anniversary of the opening of Concord Mills, either we or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the joint venture entity.

              Katy Mills—Katy, Texas. Katy Mills opened in 1999 and contains approximately 1.2 million square feet of GLA consisting of approximately 632,000 square feet of anchor space and approximately 586,000 square feet of specialty store space. Katy Mills currently has 13 anchor tenants. Katy Mills is located on a 500-acre site located approximately 20 miles west of Houston.

              We and Kan Am are the sole partners in the joint venture entity that owns Katy Mills. Pursuant to the terms of the joint venture agreement, we and Kan Am each receive a priority return on our capital contributions equal to 9% per annum. A portion of our priority return, presently equal to $5.67 million and reducing to $5.3 million in December 2003 and to $5.0 million in December 2004, is subordinated to the payment of Kan Am's priority return. Any residual cash flow after preference payments is distributed 62.5% to us and 37.5% to Kan Am. As of December 31, 2002, Kan Am's unpaid preference was $1.8 million. Following the occurrence of a major capital event as specified in the joint venture agreement, each partner will receive its unpaid priority return and, on a pro rata basis, its unreturned capital contributions. Any residual cash proceeds will be distributed 62.5% to us and 37.5% to Kan Am. We have the right to manage the development, property management and leasing of Katy Mills, subject to Kan Am's approval of specified major decisions as specified in the joint venture agrement. We guarantee $15 million of the principal of the permanent loan encumbering the project.

              At specified times following October 2009, which is the tenth anniversary of the opening of Katy Mills, either we or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the joint venture entity.

              Opry Mills—Nashville, Tennessee. Opry Mills opened in May 2000 and contains approximately 1.1 million square feet of GLA consisting of approximately 595,000 square feet of anchor space and approximately 518,000 square feet of specialty store space. Opry Mills currently has 16 anchor tenants. Opry Mills is located on a 67-acre site that is adjacent to the Opryland Hotel and Convention Center. In June 2002, we purchased from Opryland Attractions, Inc. (an affiliate of Gaylord Entertainment Company) its 33.3% interest in Opry Mills. As a result, Opry Mills is 100% owned by us.

              Arundel Mills—Anne Arundel County, Maryland. Arundel Mills opened in November 2000 and contains approximately 1.2 million square feet of GLA consisting of approximately 700,000 square feet of anchor GLA and approximately 500,000 square feet of specialty store space. Arundel Mills also includes 96,000 square feet of related tenants at the Marketplace at Arundel Mills. Arundel Mills currently has 13 anchor tenants. Arundel Mills is located on an approximately 107-acre site near the intersection of the Baltimore/Washington Parkway and State Route 100 in Anne Arundel County, Maryland.

              In May 2002, we and Kan Am purchased 100% of Simon Property's interest in Arundel Mills. As a result, we and Kan Am are the sole partners in the joint venture entities that own Arundel Mills. Pursuant to the terms of the joint venture agreements, each partner receives a construction period preference until construction is substantially completed and permanent financing is secured, and will receive a priority return thereafter, equal to 9% per annum on its capital contribution. Any residual cash flow, after preference payments, is distributed 65.6% to us and 34.4% to Kan Am. We currently guarantee a portion of Kan Am's construction period preference and a portion of Kan Am's construction debt and will continue these guaranties until qualified permanent financing is secured for the project. As of December 31, 2002, Kan Am's unpaid preference was $0.3 million. Following the occurrence of a major capital event, such as the sale of the property or the receipt of proceeds arising from condemnation of the property, each partner will receive its unpaid construction period preference, its unpaid priority return and its unreturned capital contributions, and any residual cash flow will be distributed 65.6% to us and 34.4% to Kan Am. We have the right to manage the development, property management and leasing of Arundel Mills, subject to Kan Am's approval of specified major decisions, including sale or refinancing of Arundel Mills and approval of an annual budget.

              At specified times following November 2010, which is the tenth anniversary of the opening of Arundel Mills or, if earlier, upon our change in control, either we or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell provision in the event of our change in control.

              Discover Mills—Sugarloaf, Georgia. Discover Mills opened in November 2001 and contains approximately 1.1 million square feet of GLA consisting of approximately 600,000 square feet of anchor GLA and approximately 500,000 square feet of specialty store space. Discover Mills currently has 12 anchor tenants. Discover Mills is located on an approximately 225-acre site just off Interstate 85 and Sugarloaf Parkway in Gwinette County, Georgia.

              We and Kan Am are the sole partners in the joint venture entity that owns Discover Mills. Pursuant to the terms of the joint venture agreement, Kan Am will receive a priority return, equal to 9% per annum on its $75 million capital contribution. Any residual cash flow, after paying the priority returns, is distributed 50% to Kan Am and 50% to us. We currently guarantee Kan Am's construction period preference and Kan Am's portion of construction debt and will continue these guaranties until qualified permanent financing is secured for the project. As of December 31, 2002, Kan Am's unpaid preference was $0.5 million. Following the occurrence of a major capital event, such as the sale of the property or the receipt of proceeds arising from condemnation of the property, Kan Am will receive its unpaid construction period preference, its unpaid priority return and its unreturned capital contributions, and any residual cash flow will be distributed 50% to Kan Am and 50% to us. We have the right to provide all the development, property management and leasing services for Discover Mills, subject to Kan Am's approval for specified major decisions, including the sale or refinancing of Discover Mills and approval of an annual budget.

              At specified times following November 2011, which is the tenth anniversary of the opening of Discover Mills, or, if earlier, upon our change in control, either we or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell right in the event of our change in control.

              Colorado Mills—Denver, Colorado. Colorado Mills opened in November 2002 and contains approximately 1.1 million square feet of GLA area consisting of approximately 539,000 square feet of anchor tenant GLA and approximately 549,000 square feet of specialty store space. Colorado Mills currently has 10 anchors. Colorado Mills is located in Lakewood, Colorado, ten miles west of downtown Denver.

              Colorado Mills is owned by a joint venture between Mills-Kan Am Colorado Limited Partnership, which holds a 75% equity interest in the joint venture, and Stevinson Colorado Mills Holding L.L.C., which holds a 25% equity interest in the joint venture. Mills-Kan Am Colorado Limited Partnership is fully obligated to fund all cash equity requirements for the development of Colorado Mills and will receive a 9% cumulative preferred return on the first $43.7 million of its equity contributions and a 12% cumulative preferred return on any additional equity contributions. Stevinson will receive capital account credit for the negotiated value of land contributed, and will receive a 9% cumulative preferred return on its capital account credit. Any remaining cash flow will be distributed pro rata in accordance with ownership interests.

              Mills-Kan Am Colorado Limited Partnership, through which we operate our interest in the Colorado Mills project, is a joint venture formed with Kan Am. Each of Kan Am and us is required to fund 50% of the total equity required to develop the Colorado Mills project. The project's equity requirement is $51.0 million, of which we had funded approximately $25.5 million of our required equity as of December 31, 2002. Kan Am's invested capital in this project as of December 31, 2002 was $25.5 million and the amount of Kan Am's accrued preference was $0.7 million.

              Under the terms of the joint venture agreement with Kan Am, we and Kan Am each will receive on a pro rata basis a cumulative construction period preference and a priority return during operations equal to 11% per annum on its qualifying equity. Any residual cash flow after preference payments will be distributed 75% to us and 25% to Kan Am. We guarantee Kan Am's and Stevinson's portion of construction debt and Kan Am's preference until qualified permanent financing is secured for the project, except that the amount of preference guaranteed by us was reduced to 9% following the substantial completion and opening of the project. Proceeds from a major capital event, such as the sale of the property or the receipt of proceeds arising from condemnation of the property, will be distributed to the partners on a pro rata basis after the return of all capital contributions and the payment of any accrued but unpaid preferences.

              At specified times following November 2007, which is the fifth anniversary of the opening of Colorado Mills or, if earlier, upon our change in control, either we or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell right in the event of our change in control.

              21st Century Retail and Entertainment Centers

              The Block at Orange—Orange, California. The Block at Orange opened in November 1998 and contains approximately 655,000 square feet of GLA consisting of approximately 385,000 square feet of anchor space and approximately 270,000 square feet of specialty store space. The Block at Orange currently has 10 anchor tenants. The Block at Orange is located on an 85-acre site located three miles from Disneyland.

              We and Kan Am are the sole partners in the joint venture entity that owns The Block at Orange. Pursuant to the terms of the joint venture agreement, Kan Am receives a priority return equal to 9% per annum on its capital contribution. Any residual cash flow after preference payments are distributed 50% to Kan Am and 50% to us. Following the occurrence of a major capital event, such as the sale of the property or the receipt of proceeds arising from condemnation of the property, Kan Am will receive its unpaid priority return and its unreturned capital contributions, and any residual cash flow will be distributed 50% to Kan Am and 50% to us. We have the right to manage the development, property management and leasing of The Block at Orange, subject to Kan Am's approval of specified major decisions, including sale or refinancing of The Block at Orange and approval of an annual budget.

              At specified times following November 2008, which is the tenth anniversary of the opening of the Block or, if earlier, upon our change in control, either we or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell right in the event of our change in control.

              We have guaranteed to Kan Am the payment of its priority return, subject to an aggregate limit of $10.8 million. This aggregate limit is to be reduced annually by the sum of $1.1 million in each year in which we are not required to make payments under the guaranty, but not below $5.4 million. This guarantee will terminate upon the earlier of May 2006 or such time as the partnership's cash flow in any fiscal year exceeds $8.0 million.

              Riverside Square—Hackensack, New Jersey. In December 2002, we acquired 100% of Riverside Square from Riverside 062 Partners. Riverside Square contains approximately 637,000 square feet of GLA consisting of approximately 425,000 square feet of anchor space and approximately 212,000 square feet of specialty tenant space. Riverside Square has three anchor tenants and one anchor store owns approximately 293,000 square feet. Riverside Square is located six miles west of New York City.

LEASE EXPIRATION SCHEDULES
Wholly Owned Properties (1)
(unaudited)

              The following table summarizes lease expirations for the Wholly Owned Properties assuming that none of the tenants exercise renewal options. Except as described in footnote (1), the minimum rent is the product of the monthly contractual minimum rent of the expiring leases as of December 2002 multiplied by 12.

Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Minimum Rents Under Expiring Leases	Annualized Minimum Rents per Square Foot	Percent of Total Leased Square Footage Represented by Expiring Leases	Percent of Total Minimum Rents Represented by Expiring Leases
Anchor Tenant Expirations (2)
2003	7	519,972	$2,593,629	$4.99	9.89%	5.67%
2004	12	529,391	4,580,457	8.65	10.07%	10.01%
2005	9	270,654	3,075,982	11.36	5.15%	6.72%
2006	9	454,419	4,709,625	10.36	8.65%	10.29%
2007	6	164,966	1,510,493	9.16	3.14%	3.30%
2008	8	669,681	5,574,892	8.32	12.74%	12.18%
2009	6	429,245	3,039,545	7.08	8.17%	6.64%
2010	19	749,923	7,809,918	10.41	14.27%	17.07%
2011	6	231,196	1,638,620	7.09	4.40%	3.58%
2012	3	187,146	1,188,380	6.35	3.56%	2.60%
After 2012	14	1,049,719	10,032,928	9.56	19.96%	21.94%

	99	5,256,312	$45,754,469	$8.70	100.00%	100.00%

Specialty Tenant Expirations
2003	152	430,292	$11,119,309	$25.84	14.39%	13.59%
2004	94	335,693	7,752,461	23.09	11.22%	9.47%
2005	163	627,393	16,354,211	26.07	20.98%	19.99%
2006	116	353,044	9,378,736	26.57	11.80%	11.46%
2007	98	267,137	8,030,144	30.06	8.93%	9.81%
2008	40	101,277	3,172,109	31.32	3.39%	3.88%
2009	32	140,753	3,747,527	26.62	4.71%	4.58%
2010	74	206,545	6,662,479	32.26	6.91%	8.14%
2011	63	230,502	7,123,611	30.90	7.71%	8.71%
2012	52	162,283	4,497,702	27.72	5.43%	5.50%
After 2012	26	135,990	3,992,322	29.36	4.53%	4.87%

	910	2,990,909	$81,830,611	$27.36	100.00%	100.00%

Total Tenant Expirations
2003	159	950,264	$13,712,938	$14.43	11.52%	10.75%
2004	106	865,084	12,332,918	14.26	10.49%	9.67%
2005	172	898,047	19,430,193	21.64	10.89%	15.23%
2006	125	807,463	14,088,361	17.45	9.79%	11.04%
2007	104	432,103	9,540,637	22.08	5.24%	7.48%
2008	48	770,958	8,747,001	11.35	9.35%	6.86%
2009	38	569,998	6,787,072	11.91	6.91%	5.32%
2010	93	956,468	14,472,397	15.13	11.60%	11.34%
2011	69	461,698	8,762,231	18.98	5.60%	6.87%
2012	55	349,429	5,686,082	16.27	4.24%	4.45%
After 2012	40	1,185,709	14,025,250	11.83	14.37%	10.99%

	1,009	8,247,221	$127,585,080	$15.47	100.00%	100.00%

(1)
Excludes approximately 1,143,000 square feet of GLA owned by tenants and a ground lease of approximately 150,000 square feet.

(2)
Anchor tenants are defined as any tenant whose GLA equals or exceeds 20,000 square feet.

LEASE EXPIRATION SCHEDULES (Continued)
Unconsolidated Joint Ventures (1)
(unaudited)

              The following table summarizes lease expirations for the Unconsolidated Joint Venture Properties, assuming that none of the tenants exercise renewal options. Except as described in footnote (1), the minimum rent is the product of the monthly contractual minimum rent of the expiring leases as of December 2002 multiplied by 12.

Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Minimum Rents Under Expiring Leases	Annualized Minimum Rents per Square Foot	Percent of Total Leased Square Footage Represented by Expiring Leases	Percent of Total Minimum Rents Represented by Expiring Leases
Anchor Tenant Expirations (2)
2003	5	109,794	$1,592,515	$14.50	1.85%	2.19%
2004	2	48,008	598,060	12.46	0.81%	0.82%
2005	3	62,472	740,826	11.86	1.05%	1.02%
2006	5	121,996	1,420,538	11.64	2.06%	1.96%
2007	13	344,581	5,431,921	15.76	5.81%	7.48%
2008	6	191,090	2,514,870	13.16	3.22%	3.46%
2009	20	649,161	8,666,240	13.35	10.95%	11.94%
2010	16	591,247	6,904,798	11.68	9.98%	9.51%
2011	13	551,849	6,139,658	11.13	9.31%	8.46%
2012	20	1,007,095	9,732,734	9.66	16.99%	13.41%
After 2012	37	2,248,670	28,852,991	12.83	37.95%	39.75%

	140	5,925,963	$72,595,151	$12.25	100.00%	100.00%

Specialty Tenant Expirations
2003	130	399,398	$9,415,789	$23.57	10.16%	9.03%
2004	131	474,595	10,905,118	22.98	12.07%	10.46%
2005	100	303,028	8,082,973	26.67	7.71%	7.75%
2006	123	401,581	10,393,541	25.88	10.22%	9.97%
2007	180	534,425	13,672,616	25.58	13.60%	13.11%
2008	89	251,715	7,991,234	31.75	6.40%	7.66%
2009	100	272,520	8,110,244	29.76	6.93%	7.78%
2010	100	376,041	11,093,994	29.50	9.57%	10.64%
2011	87	385,748	10,108,630	26.21	9.81%	9.69%
2012	91	354,795	9,570,434	26.97	9.03%	9.18%
After 2012	47	176,793	4,928,118	27.88	4.50%	4.73%

	1,178	3,930,639	$104,272,691	$26.53	100.00%	100.00%

Total Tenant Expirations
2003	135	509,192	$11,008,304	$21.62	5.17%	6.22%
2004	133	522,603	11,503,178	22.01	5.30%	6.50%
2005	103	365,500	8,823,799	24.14	3.71%	4.99%
2006	128	523,577	11,814,079	22.56	5.31%	6.68%
2007	193	879,006	19,104,537	21.73	8.92%	10.80%
2008	95	442,805	10,506,104	23.73	4.49%	5.94%
2009	120	921,681	16,776,484	18.20	9.35%	9.49%
2010	116	967,288	17,998,792	18.61	9.81%	10.18%
2011	100	937,597	16,248,288	17.33	9.51%	9.19%
2012	111	1,361,890	19,303,168	14.17	13.82%	10.91%
After 2012	84	2,425,463	33,781,109	13.93	24.61%	19.10%

	1,318	9,856,602	$176,867,842	$17.94	100.00%	100.00%

(1)
Excludes approximately 125,000 square feet of GLA owned by tenants and a ground lease of approximately 180,000 square feet.

(2)
Anchor tenants are defined as any tenant whose GLA equals or exceeds 20,000 square feet.

RENTAL RATES (1)
(unaudited)

              The following tables present the average base rent per leased square foot of store openings and closings for the anchor and specialty store tenants in the aggregate for the five years ended December 31, 2002, 2001, 2000, 1999 and 1998 (except as noted in footnote (1)).

ANCHOR STORES

	Store Openings During Period		Store Closings During Period		Re-leasing Spread (2)
Period	Average Base Rent Per Sq. Ft.	Total Sq. Ft.	Average Base Rent Per Sq. Ft.	Total Sq. Ft.
Year Ended December 31, 2002	$11.04	180,644	$6.91	459,189	$4.12	59.62%
Year Ended December 31, 2001	15.94	133,185	7.54	498,868	8.41	111.48%
Year Ended December 31, 2000	14.24	313,287	10.16	177,003	4.08	40.16%
Year Ended December 31, 1999	10.39	297,754	9.05	112,302	1.34	14.81%
Year Ended December 31, 1998	11.94	234,059	8.48	224,636	3.46	40.80%

SPECIALTY STORES

	Store Openings During Period		Store Closings During Period		Re-leasing Spread (2)
Period	Average Base Rent Per Sq. Ft.	Total Sq. Ft.	Average Base Rent Per Sq. Ft.	Total Sq. Ft.
Year Ended December 31, 2002	$28.32	652,454	$25.32	694,425	$3.00	11.84%
Year Ended December 31, 2001	28.63	618,806	24.58	829,916	4.05	16.48%
Year Ended December 31, 2000	29.07	423,771	25.16	391,141	3.91	15.54%
Year Ended December 31, 1999	26.09	318,864	24.50	454,633	1.59	6.49%
Year Ended December 31, 1998	23.43	405,408	21.80	339,988	1.63	7.48%

(1)
Properties acquired in 2002 are excluded from this analysis. In addition, Opry Mills, Arundel Mills, Discover Mills, Concord Mills Marketplace and Colorado Mills are excluded from this analysis, because they are in their initial lease-up phase. For the same reason, Grapevine Mills and Arizona Mills are excluded for 1998, The Block at Orange is excluded for 1999 and 2000, and The Oasis at Sawgrass, Concord Mills and Katy Mills are excluded for 2000.

(2)
The re-leasing spread is the difference between average base rent per square foot openings and average base rent per square foot closings.

AVERAGE RENTS
(unaudited)

              The following table presents certain information regarding operating rents with respect to existing Mills Landmark Centers and the 21st Century Retail and Entertainment Centers for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

	Minimum Rent Plus Percentage Rent (1)
		Total Stores		Anchor Stores		Specialty Stores
Year	Average Percent Leased (2)	Total	Per Sq. Ft.	Total	Per Sq. Ft.	Total	Per Sq. Ft.
2002	91.5%	$286,838,237	$18.60	$102,917,273	$11.17	$183,920,964	$29.65
2001	93.3%	266,706,922	18.23	95,274,378	10.92	171,432,544	29.03
2000	95.0%	219,861,786	17.12	78,834,651	10.08	141,027,135	27.94
1999 (3)	96.0%	166,145,597	16.41	57,382,233	9.55	108,763,364	23.43
1998 (3)	96.0%	143,417,531	15.41	47,700,311	8.65	95,717,220	25.24

(1)
Amounts exclude Mainstreet rental income of approximately $5,455,000 for 2002, $4,708,000 for 2001, $4,308,000 for 2000, $2,659,000 for 1999, and $2,511,000 for 1998. Additionally, amounts exclude rental income for those projects that opened or were acquired in the reported year. Square footage for ground leases and square feet of GLA owned by tenants is excluded.

(2)
Average percent leased is defined as total average space leased for which rent was being paid, excluding tenants with leases having a term of less than one year.

(3)
Annual rent excludes $500,000 of ground lease rent for 1999 and $800,000 of ground lease rent for 1998.

SPECIALTY STORE TENANT REPORTED SALES ANALYSIS
(unaudited)

              The following tables summarize the tenant reported sales analysis for our wholly owned properties and our unconsolidated joint venture properties combined for the three years ended December 31, 2002, 2001 and 2000, respectively.

Gross Sales (PSF)(1)
Year Ended December 31,	Current Year	Prior Year	Percentage Change
2002	$326	$326	—
2001	330	338	(2.4)%
2000	352	337	4.5%
Comparable Same Space Sales (in thousands)(2)
Year Ended December 31,	Current Year	Prior Year	Percentage Change
2002	$1,501,816	$1,540,299	(2.5)%
2001	1,231,195	1,272,193	(3.2)%
2000	1,070,290	1,063,065	0.7%
Comparable Same Center Sales (PSF)(3)
Year Ended December 31,	Current Year	Prior Year	Percentage Change
2002	$326	$326	—
2001	330	338	(2.4)%
2000	346	337	2.7%

(1)
The amounts presented above represent gross sales per square foot ("PSF") as reported by our specialty store tenants for each of the years ended December 31, 2002, 2001 and 2000 and includes for both current and prior year periods only those projects that we believe have achieved stabilized performance levels. The projects included in the respective years are as follows:

2002	Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills, Arizona Mills, The Block at Orange, The Oasis at Sawgrass, Concord Mills, Katy Mills, Opry Mills and Arundel Mills.
2001	Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills, Arizona Mills, The Block at Orange, The Oasis at Sawgrass, Concord Mills and Katy Mills
2000	Potomac Mills, Franklin Mills, Sawgrass Mills, The Oasis at Sawgrass, Gurnee Mills, Ontario Mills, Grapevine Mills, Arizona Mills, and the Block at Orange.
(2)
For each of the years presented above, comparable sales include only those tenants that have been in occupancy for the prior 24-month period ended December 31, 2002, 2001, and 2000, respectively, as compared with sales for those same tenants as of December 31 of the prior year. Discover Mills and Colorado Mills which opened in November 2001 and November 2002, respectively, are excluded from this analysis, since the projects have not achieved stabilized performance levels. For the same reason Opry Mills and Arundel Mills are excluded from the 2001 and 2000 analysis and Concord Mills and Katy Mills are also excluded from the 2000 analysis.

(3)
The amounts presented above represent gross comparable sales "PSF" as reported by our specialty store tenants for each of the years ended December 31, 2002, 2001 and 2000 and includes for both current and prior year periods only those projects that we believe have achieved stabilized performance levels. The projects included in the respective years are as follows:

2002	Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills, Arizona Mills, The Block at Orange, The Oasis at Sawgrass, Concord Mills, Katy Mills, Opry Mills and Arundel Mills.
2001	Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills, Arizona Mills, The Block at Orange, The Oasis at Sawgrass, Concord Mills and Katy Mills.
2000	Potomac Mills, Franklin Mills, Sawgrass Mills, Gurnee Mills, Ontario Mills, Grapevine Mills, Arizona Mills, and The Block at Orange.

CAPITAL EXPENDITURES
MILLS, BLOCK AND COMMUNITY CENTERS COMBINED (1)(2)
(unaudited)

              The following tables present certain information regarding capital expenditures for the Mills Landmark, the 21st Century Retail and Entertainment and the Community Centers combined for each of the last three years and a 3-year average.

	Years Ended December 31,
				3-Year Average
	2002	2001	2000 (3)
Recurring non-tenant capital expenditures (4)
Costs	$1,336,478	$1,188,795	$1,173,885	$1,233,053
Per Square Foot (5)	0.12	0.11	0.10	0.11
Recurring tenant improvements/leasing costs (6)
Costs	$2,522,369	$1,821,232	$3,617,617	$2,653,739
Per Square Foot Improved (7)	5.00	8.82	7.60	7.14
Per Square Foot (5)	0.23	0.20	0.37	0.27
Total recurring costs
Costs	$3,858,847	$3,010,027	$4,791,502	$3,886,792
Per Square Foot (5)	0.35	0.31	0.47	0.38
Non-recurring tenant improvements/ leasing costs (6)
Costs (8)	$22,472,410	$11,561,703	$27,614,724	$20,549,612
Per Square Foot Improved (9)	19.95	14.06	61.40	31.80
Per Square Foot (5)	2.11	1.08	2.25	1.81
Work in process (10)
Costs	$15,849,243	$9,903,298	$1,989,851	$9,247,464
Per Square Foot Improved (11)	20.63	29.00	13.92	21.18

(1)
Analysis excludes projects that have not reached stabilized performance levels.

(2)
Capital expenditures include only our share of costs related to the joint venture projects.

(3)
We sold ten community centers during the third quarter of 2000.

(4)
Recurring non-tenant capital expenditures include expenditures that are neither tenant related nor recoverable from tenants.

(5)
Expenditures divided by total GLA of the properties (excluding space owned by certain anchor store tenants).

(6)
Recurring and non-recurring tenant improvements/leasing costs are comprised of tenant-specific costs, including tenant improvements, tenant allowances and capitalized internal leasing costs.

(7)
Calculated as recurring tenant improvements/leasing costs divided by GLA of all recurring store openings (including spaces requiring no expenditures).

(8)
Includes expansion costs for Franklin Mills and Gurnee Mills and non-recurring remerchandising costs.

(9)
Calculated as non-recurring tenant improvements/leasing costs divided by GLA of all non-recurring store openings.

(10)
Work in process consists of construction in progress that will be shown as recurring tenant improvement/leasing costs or non-recurring tenant improvement/leasing costs when the work is completed.

(11)
Calculated as work in process divided by GLA of all space with work in process.

SUMMARY OF OUTSTANDING CONSOLIDATED INDEBTEDNESS
As of December 31, 2002
(Dollars in thousands)
(unaudited)

              As of December 31, 2002, we had outstanding consolidated indebtedness in an aggregate amount of approximately $1.3 billion (excluding our pro rata share of unconsolidated joint venture debt) as set forth below:

	Principal Balance		Interest Rate Type	Annual Interest Rate		Annual Interest		Maturity Date		Recourse to Company or Mills LP
Potomac Mills/Gurnee Mills	$349,876		Fixed	7.460%		$26,101		3/10/11	(1)	0%
Franklin Mills/Liberty Plaza
Tranche A	103,795		Fixed	7.882%		8,181		5/5/07	(2)	0%
Mortgage Loan	18,846		Fixed	7.440%		1,402		5/5/07	(2)	0%
Mortgage Loan	12,221		Fixed	6.220%		760		5/5/07	(2)	0%
Sawgrass Mills/The Oasis at Sawgrass
Mortgage Loan	296,268		Fixed	7.180%		21,272		7/7/06	(3)	0%
Mezzanine Loan	36,499		Variable	L + 450	bp(4)	2,547	(4)	7/7/06		0%
Opry Mills	175,000	(5)	Fixed (6)	5.338%	(6)	9,341	(6)	10/10/07	(7)	0%
Riverside	65,000		Fixed	5.773%		3,752		1/11/13	(8)	0%
CVS Portfolio	35,967		Fixed	7.960%		2,863		10/10/10		0%
CVS Portfolio	28,330		Fixed	9.350%		2,649		1/10/23		0%
CVS Portfolio	38,697		Fixed	6.498%		2,514		8/6/18		0%
Concord Mills Residual III	17,590		Variable	L + 225	bp	639		6/30/03	(9)	100	%(10)

Total Property Mortgages	1,178,089					82,021
Cincinnati Mills	58,447		Variable	L + 200	bp(11)	2,569	(11)	12/1/06		75	%(12)
Mainstreet Retail	10,240		Variable	T + 425	bp(13)	779		7/21/10		100	%(14)
FoodBrand (Katy/Franklin/Opry)	7,410		Fixed	11.119%		825		7/15/05		60	%(15)
FoodBrand (Arundel)	1,625		Fixed	9.249%		150		10/30/05		60	%(15)
Corporate Term Loan	40,000		Variable	L + 225	bp(16)	1,767		5/20/05		100%
Corporate Line of Credit (17)	—		Variable	L + 275	bp	—		5/20/05		100%
Sawgrass Residual	2,871		Variable	L + 165	bp	87		1/18/03		100%

Total Consolidated Indebtedness	$1,298,682					$88,198

L refers to the one-month London Interbank Offered Rate ("LIBOR") which was 1.38% at December 31, 2002.

T refers to the 7-year U.S. Treasury constant maturities rate which was 3.36% at December 31, 2002.

(1)
The debt is a 30-year amortizing loan with an anticipated balloon repayment date of March 10, 2011.

(2)
This indebtedness is a 30-year amortizing loan with an anticipated balloon repayment on May 5, 2007.

(3)
The debt is a 5-year amortizing mortgage loan with an anticipated balloon repayment of July 7, 2006.

(4)
The interest rate is at LIBOR plus 450 basis points; interest on a notional amount of $37,000 has been fixed through June 7, 2003 pursuant to an interest rate swap that locks in LIBOR at 2.84%. We have entered into a deferred start swap agreement which locks LIBOR at 2.162% for the period of June 7, 2003 through June 7, 2004 on a notional amount of $36,300.

(5)
We have a one-time right to borrow an additional $25,000 provided other terms and conditions of the Loan Agreement are satisfied.

(6)
The interest rate is at LIBOR plus 120 basis points; however, effective October 10, 2002, we entered into a swap agreement that locks LIBOR at 4.1375%, on a notional amount of $175,000 which matures October 2007.

(7)
The loan has an initial maturity of October 10, 2005, but we intend to exercise its option to extend the maturity date for two one-year terms.

(8)
The debt is a 30-year amortizing loan with an anticipated balloon repayment date of January 11, 2013. The loan has an interest only payment period through January 10, 2005.

(9)
In December 2002, we exercised our option to extend the maturity date to June 30, 2003. We have one remaining six-month extension option.

(10)
The total commitment under this construction loan is $18,619. Funds are available subject to certain performance measures and restrictive covenants. The loan is fully guaranteed by us.

(11)
This indebtedness is a construction loan with a total commitment of $71,825. The interest rate is LIBOR plus 200 basis points. The spread may be reduced to 180 basis points when the project achieves a Debt Service Coverage ("DSC") ratio of at least 1.25, and it may be further reduced to 160 basis points if the DSC ratio is at least 1.40. Effective December 1, 2002, we entered into a swap agreement that locks LIBOR at 2.422% through December 1, 2004 on a notional amount of $57,000.

(12)
The principal and interest are guaranteed 75% by us, which percentage can be reduced to 50% if no default exists, at least 75% of the net leasable area of the Anchor Store space is leased to no less than 10 tenants, at least 50% of the net leasable area of the specialty shop space is leased, and the DSC ratio is at least 1.10. The guaranty percentage can be further reduced to 25% if no default exists, at least 85% of the net leasable area of the specialty shop space is leased, and the DSC ratio is at least 1.30.

(13)
Effective August 1, 2002, interest is to be calculated using the higher of LIBOR or the 7-year U.S. Treasury constant maturity rate, plus 425 basis points.

(14)
The collateral for the loan are the pushcarts and kiosks that are owned by Mainstreet Retail, an affiliate of ours. The loan is fully guaranteed by us.

(15)
This indebtedness relates to capital leases for leasehold improvements and equipment for FoodBrand operations at the respective centers. The leases have five year lease terms and are fully guaranteed by us. Our joint venture partner, the Panda Restaurant Group, has agreed to indemnify us for up to 40% of the debt balance.

(16)
The interest rate is at LIBOR plus 225 basis points; however, interest on a notional amount of $40,000 has been fixed through November 1, 2004 due to an interest swap that locks LIBOR at 2.1665%.

(17)
In May 2002, we refinanced our unsecured corporate credit facility for a three year period. The total commitment under the credit facility is $175,000. Funds are available subject to certain performance measures and restrictive covenants. The line bears interest at a variable rate ranging from 175 basis points to 275 basis points over LIBOR, subject to certain leverage tests. As of December 31, 2002, the interest rate was LIBOR plus 275 basis points.

SUMMARY OF OUTSTANDING UNCONSOLIDATED INDEBTEDNESS
(Dollars in thousands)
(unaudited)

              As of December 31, 2002, the total outstanding indebtedness for our unconsolidated joint venture debt was approximately $1.4 billion as set forth below:

	Principal Balance	Total Commitment	Interest Rate Type	Annual Interest Rate		Annual Interest		Maturity Date		Recourse to Company or Mills LP
Arizona Mills	$143,552	N/A	Fixed	7.895%		$11,333		10/5/10		0.0%
Grapevine Mills	154,603	N/A	Fixed	6.470%		10,003		10/1/08	(1)	0.0%
Grapevine Mills II	14,292	N/A	Fixed	8.390%		1,199		11/5/08	(2)	0.0%
Ontario Mills	138,783	N/A	Fixed	6.750%		9,368		12/1/08	(3)	0.0%
Ontario Mills II	10,348	N/A	Fixed	8.010%		829		1/5/09		0.0%
The Block at Orange (4)	131,883	N/A	Fixed(4)	8.000%		10,416		5/1/06		18.1%	(5)
FoodBrand (Discover)	3,700	N/A	Fixed	9.190%		340		2/28/07		60.0%	(6)
FoodBrand (Stonecrest)	1,186	N/A	Fixed	9.300%		110		7/31/07		60.0%	(6)
Concord Mills (7)	181,000	N/A	Fixed	6.133%		11,100		12/7/12		0.0%
Katy Mills	148,000	N/A	Fixed(8)	6.693	%(8)	8,453		1/9/13		10.1%	(9)

Total Permanent Loans	927,347					63,151

Arundel Mills	183,106	191,000	Variable	L + 165	bp(10)	5,652	(10)	5/22/03	(11)	20.0%	(12)
Arundel Mills Residual	6,740	10,500	Variable	L + 200	bp	228		8/1/04	(13)	100.0%
Discover Mills	160,882	172,243	Variable	L + 225	bp(14)	7,350	(14)	4/15/04	(15)	50.0%	(16)
Colorado Mills	118,329	160,000	Variable	L + 225	bp(17)	5,460	(17)	3/28/05	(11)	100.0%	(18)

Total Construction Loans	469,057	533,743				18,690

Total Unconsolidated Indebtedness	$1,396,404	$533,743				$81,841

Madrid Xanadú (19)	$—	$201,859	Variable	E + 155	bp(20)	$—		—	(21)	100%	(22)

L refers to the one-month London Interbank Offered Rate ("LIBOR") which was 1.38% at December 31, 2002.

E refers to the one-month Euro Interbank Offered Rate ("EURIBOR") percentage rate as determined by the Banking Federation of the European Union which was 2.898% at December 31, 2002.

(1)
This indebtedness is a 30-year amortizing loan with an anticipated repayment date of October 1, 2008. The loan had an interest only payment period through September 1, 2002.

(2)
This indebtedness is a 30-year amortizing loan with a balloon repayment date of November 5, 2008.

(3)
This indebtedness is a 30-year amortizing loan with an anticipated repayment date on December 1, 2008.

(4)
This indebtedness is evidenced by two loans: a permanent loan in the amount of $108,000 and a mezzanine loan in the amount of $27,000. The interest rate for the permanent loan is at LIBOR plus 156.25 basis points and the interest rate for the mezzanine loan is at LIBOR plus 700 basis points. Interest for both loans has been fixed through May 1, 2006 due to an amortizing swap that locks LIBOR at 5.35% on a notional amount of $131,883. The affect of the amortizing swap is an interest rate of 8.00% for the combined principal balances.

(5)
The mezzanine portion of the loan is guaranteed 100% by us. As of December 31, 2002, the guaranteed amount was $23,883.

(6)
This indebtedness relates to capital leases for leasehold improvements and equipment for FoodBrand operations at Discover Mills and The Mall at Stonecrest. The leases have a five year lease term and are guaranteed 60% by us.

(7)
In November 2002, the Concord Mills loan was refinanced with a ten year amortizing loan at a fixed rate of 6.133%.

SUMMARY OF OUTSTANDING UNCONSOLIDATED INDEBTEDNESS (Continued)
(Dollars in thousands)
(unaudited)

(8)
In December 2002, the Katy Mills loan was refinanced with a ten year permanent loan at LIBOR through March 8, 2003 and at a fixed rate of 6.693% through maturity. Through January 2008, the loan is interest-only with subsequent payments including principal and interest computed on a 25-year amortization schedule.

(9)
That total amount guaranteed by us on the Katy Mills loan is $15,000.

(10)
The interest rate is LIBOR plus 165 basis points due to an amendment to the loan agreement occurring on May 31, 2002 in conjunction with our acquiring a portion of Simon's interest in the partnership and the achievement of a DSC ratio of 1.35. Effective January 25, 2002, we entered into a LIBOR contract to fix LIBOR at 2.33875% on a notional amount of $170,035 maturing January 23, 2003.

(11)
The loan has a term of three years with two one-year extension options.

(12)
Upon closing the construction loan, the principal and interest were guaranteed 100% by us. Our guarantee was reduced as follows: (i) upon completion of construction, and fulfilling certain occupancy requirements as defined in the construction loan agreement, the Guaranteed Amount was reduced to 50%; (ii) upon achieving a DSC ratio of 1.20 the Guaranteed Amount was reduced to 35%; and (iii) upon achieving a DSC ratio of 1.35 for three consecutive months subsequent to the prior condition, the Guaranteed Amount was reduced to 20%.

(13)
The loan has a term of two years with two one-year extensions.

(14)
The interest rate is LIBOR plus 225 basis points. The interest rate can be reduced to LIBOR plus 200 when the project achieves a DSC ratio of 1.25, and can be further reduced to LIBOR plus 175 basis points when the project achieves a DSC ratio of 1.40 and the borrower has prepaid at least $10 million of the principal amount. Effective December 1, 2001, we entered into a swap agreement that fixed LIBOR at 2.91% on a notional amount of $126,700 maturing on June 1, 2003. We entered into a swap agreement effective June 1, 2003, that locks LIBOR at 2.10% through April 1, 2004 on a notional amount of $126,672. Additionally, effective December 1, 2002, we entered into a swap agreement that locks LIBOR at 1.9475% through April 1, 2004 on a notional amount of $30,000.

(15)
The loan has a term of three years with a one-year extension option.

(16)
The principal and interest are guaranteed 75% by us and may be reduced as follows: (i) upon completion of the construction phase, satisfaction of leasing and occupancy requirements per the loan agreement, and achievement of a DSC ratio of 1.10, the Guaranteed Amount will be 50% of the loan amount; or (ii) upon satisfaction of the previous conditions, additional leasing and occupancy requirements, and a DSC ratio of 1.25, the Guaranteed Amount will be 25% of the loan amount.

(17)
The interest rate will be LIBOR plus 225 basis points until completion and occupancy requirements are met and the property achieves a DSC ratio of 1.20. Once achieved, the interest rate will be LIBOR plus 200 basis points. The interest rate can be further reduced to LIBOR plus 187.5 basis points when the project meets leasing and occupancy requirements defined in the construction loan agreement and achieves a DSC ratio of 1.25. The interest rate can be further reduced to LIBOR plus 175 basis points when the project meets leasing and occupancy requirements defined in the construction loan agreement and achieves a DSC ratio of 1.40. However, in no event shall there be more than one reduction per calendar quarter. Effective November 1, 2002, we entered into a swap agreement that locks LIBOR at 2.442% through November 1, 2004 on a notional amount of $78,000. Additionally, effective January 2, 2003, we entered into a swap agreement that locks LIBOR at 2.430% through November 1, 2004 on a notional amount of $32,000.

(18)
The principal and interest are guaranteed 100% by us and may be reduced as follows: (i) upon completion of the construction phase, satisfaction of leasing and occupancy requirements per the construction loan agreement and achievement of a DSC ratio of 1.10, the Guaranteed Amount will be 50% of the loan amount; or (ii) upon satisfaction of the previous conditions, leasing and occupancy requirements, and a DSC ratio of 1.30, the Guaranteed Amount will be 30% of the loan amount; or (iii) upon satisfaction of all previous conditions, additional leasing and occupancy requirements, and a DSC ratio of 1.50, the Guaranteed Amount will be 20% of the loan amount.

(19)
The Madrid Xanadú loan closed on December 30, 2002, but remained unfunded as of December 31, 2002. The total commitment of the loan is €193,000 (Euros) which is the functional currency for this entity. The loan pays interest only through maturity.

(20)
The interest rate is EURIBOR plus 155 basis points. With respect to the $172,600 (€165,000) construction facility, the interest rate can be reduced to 145 basis points as long as a DSC ratio of 1.10 is maintained, 135 basis points as long as a DSC ratio of 1.20 is maintained, and 125 basis points as long as a DSC ratio of 1.30 is maintained. The interest rate on the $29,300 (€28,000) VAT facility portion of the loan is not subject to reduction.

(21)
The maturity date of the loan is three years from the date on which the first advance is made under the loan agreement. The loan has two one-year extension options, subject to partial repayment guidelines, DSC and Loan-to-Value ratio thresholds, and other specific provisions specified in the loan agreement.

(22)
The principal and interest are guaranteed 100% by us, which can be reduced as follows when the following DSC ratios are maintained for three consecutive months to 50% when a DSC ratio of 1.10 is achieved, 25% when a DSC ratio of 1.20 is achieved and 0% when a DSC ratio of 1.30 is achieved.

Income Producing Property—Federal Income Tax Basis (unaudited) (in thousands)

              The following table sets forth certain information regarding federal income tax basis and depreciation of income producing property for the Mills Landmark, the 21st Century Retail and Entertainment and the Community Centers (including Ontario Mills, Grapevine Mills, Arizona Mills, Concord Mills, Katy Mills, Arundel Mills, Discover Mills, Colorado Mills and The Block at Orange, which are unconsolidated joint ventures), as of December 31, 2002:

	Land	Land Improvements		Building		Furniture, Fixture and Equipment
	Federal Tax Basis	Federal Tax Basis	Depreciation Method Life (Yrs)	Federal Tax Basis	Depreciation Method Life (Yrs)	Federal Tax Basis	Depreciation Method Life (Yrs)
Arizona Mills	$22,018	$560	MACRS 15	$169,299	MACRS 39	$3,152	MACRS 5,7
Arundel Mills	16,468	29,669	MACRS 15	169,318	MACRS 39	6,906	MACRS 5,7
Colorado Mills	13,264	14,792	MARCS 15	130,617	MARCS 39	649	MACRS 5,7
Concord Mills	24,830	21,095	MACRS 15	166,531	MACRS 39	5,215	MACRS 5,7
Concord Mills Marketplace	4,950	3,817	MACRS 15	9,160	MACRS 39	—
Discover Mills	27,129	19,541	MACRS 15	148,490	MACRS 39	3,711	MACRS 5,7
Franklin Mills	28,313	6,840	MACRS 15	179,320	MACRS 39	5,097	MACRS 5,7
Grapevine Mills	23,138	9,065	MACRS 15	171,762	MACRS 39	4,669	MACRS 5,7
Gurnee Mills	18,456	16,965	MACRS 15	181,440	MACRS 31.5,39	4,951	MACRS 3,5,7
Katy Mills	8,990	48,079	MACRS 15	113,210	MACRS 39	22,430	MACRS 5,7
Liberty Plaza	—	346	MACRS 15	7,498	MACRS 31.5,39	—
Ontario Mills	8,384	13,265	MACRS 15	156,879	MACRS 39	4,709	MACRS 5,7
Opry Mills	34,669	40,487	MACRS 15	159,009	MACRS 39	5,992	MACRS 5,7
Potomac Mills	15,913	27,717	ACRS 15,18	138,752	ACRS 15,18	3,132	MACRS 5,7
Riverside Square	10,403	—	MACRS 15	77,171	MACRS 39	—	MACRS 5,7
Sawgrass Mills	12,992	9,295	MACRS 15	173,912	MACRS 39	6,491	MACRS 3,5,7
The Block at Orange	23,211	10,332	MACRS 15	127,262	MACRS 39	8,852	MACRS 5,7
The Oasis at Sawgrass	2,548	3,917	MACRS 15	51,300	MACRS 39	1,765	MACRS 7

Item 3. Legal Proceedings

              On March 27, 2003, Hartz Mountain Industries, Inc. filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, against the New Jersey Sports & Exposition Authority, The Mills Corporation and Mack-Cali Realty Corporation. The lawsuit seeks to enjoin the New Jersey Sports & Exposition Authority from entering into a contract with Mack-Cali Realty Corporation and us for the redevelopment of the Continental Arena site. We believe that our proposal fully complied with applicable laws and the request for proposals, and we plan to vigorously enforce our rights concerning this project. We do not currently believe that this lawsuit will have any material affect on our ability to develop the project.

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

	HIGH	LOW	DISTRIBUTIONS
2002
First Quarter	$28.46	$26.00	$0.5325
Second Quarter	31.00	26.87	0.5475
Third Quarter	30.47	25.25	0.5475
Fourth Quarter	29.90	26.80	0.5475
2001
First Quarter	$20.98	$16.37	$0.5175
Second Quarter	24.74	20.33	0.5325
Third Quarter	25.24	18.25	0.5325
Fourth Quarter	26.48	21.04	0.5325

              The last reported closing sale price on the NYSE on March 27, 2003 was $31.35 per share. As of March 27, 2003, there were 43,644,582, shares of our common stock outstanding, held by 1,086 holders of record.

Distributions

              We have made consecutive quarterly distributions since our initial public offering. The indicated annual distribution rate was $2.19 per share of common stock based on the fourth quarter 2002 distribution. A portion of our distribution may represent a non-taxable return of capital and/or a capital gain dividend. Approximately 60% of 2002 common stock distributions of $2.18 per share were a non-taxable return of capital. In 2003, we increased our annual distribution rate to $2.26 per common share commencing with our dividend for the first quarter of 2003 which is payable in May 2003. Our ability to make distributions depends on a number of factors, including net cash provided by operating activities, financial condition, capital commitments, debt repayment schedules and such other factors, as the Board of Directors deems relevant.

              Holders of common stock are entitled to receive distributions when, as and if declared by the Board of Directors out of any funds legally available for that purpose. As a REIT, we are required to distribute annually to our stockholders at least 90% of its "real estate investment trust taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income after payment of the preferred stock dividends.

Item 6. Selected Financial Data

              The following table sets forth selected consolidated financial data for us, including Mills LP and our subsidiaries. The historical financial data should be read in conjunction with the consolidated financial statements and accompanying notes and the discussion set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this Form 10-K.

THE MILLS CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2002	2001	2000	1999	1998
OPERATING DATA:
REVENUES:
Minimum rent	$125,122	$106,196	$103,550	$104,407	$101,503
Percentage rent	2,267	1,518	2,891	3,677	3,832
Recoveries from tenants	58,123	50,975	52,006	51,680	50,943
Other property revenue	15,748	15,211	10,314	8,778	7,653
Management fee income from unconsolidated joint ventures	10,925	10,436	8,445	4,891	2,193
Other fee income from unconsolidated joint ventures	8,856	8,097	8,637	8,647	7,908

Total operating revenues	221,041	192,433	185,843	182,080	174,032

EXPENSES:
Recoverable from tenants	52,562	43,065	44,333	44,464	44,361
Other operating	6,281	5,684	5,362	6,184	5,872
General and administrative	17,736	17,352	15,691	12,416	9,994
Depreciation and amortization	49,550	37,820	38,065	34,164	34,786

Total operating expenses	126,129	103,921	103,451	97,228	95,013

	94,912	88,512	82,392	84,852	79,019
OTHER INCOME & EXPENSES:
Equity in earnings of unconsolidated joint ventures before extraordinary items	30,522	12,525	16,571	12,287	8,097
Interest income	7,440	4,048	4,868	2,605	3,238
Interest expense, net	(52,168)	(57,737)	(56,736)	(49,498)	(46,366)
Other income (expense)	(653)	(2,307)	(4,210)	(1,643)	(796)
Foreign currency exchange gains, net	11,582	—	—	—	—

INCOME BEFORE GAIN ON SALE OF INTEREST IN FOODBRAND L.L.C., SALE OF COMMUNITY CENTERS, EXTRAORDINARY ITEMS, AND MINORITY INTEREST	91,635	45,041	42,885	48,603	43,192
Gain on sale of interest in FoodBrand L.L.C.	—	6,420	—	—	—
Gain on sale of community centers	—	—	18,370	—	—

INCOME BEFORE EXTRAORDINARY ITEMS AND MINORITY INTEREST	91,635	51,461	61,255	48,603	43,192
Extraordinary losses on debt extinguishments	(1,260)	(16,624)	(3,147)	(2,762)	(422)
Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	(13)	(127)	(347)	—	(3,518)

INCOME BEFORE MINORITY INTEREST	90,362	34,710	57,761	45,841	39,252
Minority interest	(27,887)	(13,468)	(23,341)	(18,618)	(16,000)

NET INCOME	62,475	21,242	34,420	27,223	23,252
Series B and C Preferred Stock dividends	(2,555)	—	—	—	—

INCOME AVAILABLE TO COMMON SHAREHOLDERS	$59,920	$21,242	$34,420	$27,223	$23,252

EARNINGS PER COMMON SHARE — BASIC:
Income before extraordinary items	$1.71	$1.25	$1.57	$1.25	$1.11
Extraordinary losses on debt extinguishments	(0.03)	(0.40)	(0.09)	(0.07)	(0.10)

Income per common share	$1.68	$0.85	$1.48	$1.18	$1.01

EARNINGS PER COMMON SHARE — DILUTED:
Income before extraordinary items	$1.68	$1.24	$1.56	$1.24	$1.10
Extraordinary losses on debt extinguishments	(0.02)	(0.40)	(0.09)	(0.07)	(0.10)

Income per common share	$1.66	$0.84	$1.47	$1.17	$1.00

PER SHARE INFORMATION:
Dividends paid per common share (unaudited):
Ordinary income	$0.75	$—	$0.51	$0.97	$1.14
Capital gains	0.12	—	—	0.02	0.02
Return of capital	1.31	2.12	1.54	1.00	0.78

Dividends paid per common share	$2.18	$2.12	$2.05	$1.99	$1.94

OTHER DATA:
Cash flows provided by (used in):
Operating activities	$93,387	$90,388	$78,386	$77,069	$78,948
Investing activities	$(449,794)	$(146,362)	$(78,042)	$(95,775)	$(98,407)
Financing activities	$426,226	$54,903	$7,068	$11,231	$4,706
Funds from operations (1)	$169,054	$121,472	$105,279	$95,076	$85,047
Funds from operations available to common shareholders	$166,499	$121,472	$105,279	$95,076	$85,047
Diluted weighted average common shares outstanding	36,355	25,491	23,338	23,293	23,361
Diluted weighted average common shares and units outstanding	52,982	41,508	39,166	39,137	39,230
PORTFOLIO DATA (INCLUDING UNCONSOLIDATED JOINT VENTURES):
Total Portfolio GLA at end of period	20,400	18,261	17,047	16,679	13,567
Number of properties at end of period	17	16	14	22	19
BALANCE SHEET DATA:
Investment in real estate assets (before accumulated depreciation)	$2,156,797	$1,420,505	$1,239,121	$1,177,726	$1,086,822
Total assets	2,155,421	1,325,234	1,125,691	1,039,467	970,362
Total mortgages, notes and loans payable	1,298,682	1,023,894	966,505	877,273	782,182
Minority interest	132,261	57,090	32,385	40,978	54,052
Total stockholders' equity	544,273	96,740	47,934	60,027	78,918

(1)
We consider Funds From Operations ("FFO") to be a widely used financial measure among equity REITs that may provide a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means income (loss) before minority interest (determined in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate related depreciation and amortization after adjustments for unconsolidated partnership and joint ventures. We have also excluded foreign currency exchange gains (losses) from FFO. We present FFO to assist investors in analyzing our performance. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating our operating performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations."

THE MILLS CORPORATION
(unaudited)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

              Except as otherwise required by the context, references in this Form 10-K to "we," "us," "our" and the "Company" refer to The Mills Corporation and its direct and indirect subsidiaries, including The Mills Limited Partnership, and references in this Form 10-K to the "Mills LP" refer to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner. The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the "Selected Financial Data," and our Consolidated Financial Statements and Notes thereto for the years ended December 31, 2002, 2001 and 2000. Historical results set forth in the "Selected Financial Data" and our Consolidated Financial Statements are not necessarily indicative of our future financial position and results of our operations.

              We conduct all of our business and own all of our properties through Mills LP and Mills LP's various subsidiaries in which we own a 1% interest as the sole general partner and a 71.68% interest as a limited partner as of December 31, 2002. We are a fully integrated, self-managed real estate investment trust that engages primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of a portfolio of 13 super-regional retail and entertainment-oriented centers, ("Mills Landmark Centers"), two regional retail and entertainment-oriented centers ("21st Century Retail and Entertainment Centers"), two community shopping centers ("Community Centers") and 46 single tenant properties (27 of which were sold in March 2003) subject to net leases that operate as CVS pharmacies, ("Net Lease Properties"). In addition Mills LP owns Mills Services Corp. ("MSC"), which was formed to provide development, management, leasing and financial services to entities owned by our affiliates. MSC owns 100% of Mills Enterprises, Inc., an entity that holds investments in certain retail joint ventures such as a 60% interest in FoodBrand L.L.C., the food and beverage entity that master leases, manages and operates food courts and restaurants at some of our properties and at two properties owned by third parties.

Critical Accounting Policies and Estimates

              Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to real estate and development assets, revenue recognition in conjunction with providing development, leasing and management services and equity in earnings of unconsolidated joint ventures. A summary of our accounting policies and procedures are included in footnote 2 of the consolidated financial statements and notes thereto. We believe the following critical accounting policies among others affect our more significant judgment of estimates used in the preparation of our consolidated financial statements.

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

              Costs incurred during predevelopment are capitalized after we have identified and secured a site, determined that a project is feasible, and concluded that it is probable that the project will proceed. The Mills LP has invested significant amounts of capital in several predevelopment projects. While we believe we will recover this capital through the successful development of such projects, or through other alternative opportunities and courses of action in the event that such development cannot proceed, it is possible that a significant write-off of unrecoverable amounts could occur. A material write-off could impact the financial condition of the Mills LP, including its ability to comply with certain covenant tests under our various debt agreements. A material write-off could also impact our ability to obtain funding for future development projects.

              We are actively pursuing acquisition opportunities and will not be successful in all cases. Costs incurred related to these acquisition opportunities are expensed when it becomes probable that we will not be successful in the acquisition.

              Income producing properties are individually evaluated for impairment when various conditions exist that may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a property is less than its historical net cost basis. Upon determination that a permanent impairment has occurred, we record an impairment charge equal to the excess of historical cost basis over fair value.

Revenue Recognition

              We, as lessor, have retained substantially all the risks and benefits of property ownership and we account for our leases as operating leases. Minimum rent from income producing properties is recognized on a straight-line basis over the terms of the respective leases. Percentage rent is recognized when tenants' sales have reached certain levels specified in the respective leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

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

Investment in Unconsolidated Joint Ventures

              We do not consider ourselves to be in control of joint ventures when major business decisions require the approval of at least one other general partner. Accordingly, we account for our joint ventures under the equity method.

              We calculate the equity in income or loss earned from our unconsolidated joint ventures based on our estimate of each partner's economic ownership which is estimated based on anticipated stabilized cashflows as they would be distributed to each partner. Generally, under the terms of the respective partnership agreements, net ordinary cashflow is distributed to each partner first to pay preferences on unreturned capital balances (including cumulative unpaid preferences) and thereafter in accordance with residual sharing percentages as defined in the partnership agreement. Cashflow from capital events (including refinancing and asset sales) is allocated first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages.

Foreign Operations

              The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency for our consolidated and unconsolidated entities operating outside of the United States is the local currency of the country in which the entity is located.

              Our consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant, non recurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are immaterial. We translate our share of the income of its unconsolidated entities when the functional currency is not the U.S. dollar at the average exchange rate for the period. We and our foreign entities have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are included in our results of operations. Our foreign currency gain, net totaling $11,582, arises primarily from the remeasurement of intercompany advances to unconsolidated joint ventures. In addition, gains or losses are recorded in the income statement when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than the exchange rate in effect when the transaction was initiated.

Financial Overview

              Fluctuations in our results of operations from period to period are partially affected by acquisitions, dispositions, new assets placed in service and other business transactions generated from our pursuit to develop new shopping centers, expand existing shopping centers, acquire regional and super-regional shopping centers and build on other retail alternatives that leverage our existing portfolio. The following is a summary of our existing portfolio, new shopping center openings, acquisitions and dispositions for the years ended December 31, 2002, 2001 and 2000.

              For the year ended December 31, 2002, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of four wholly owned shopping centers, The Oasis at Sawgrass and two Community Centers, the equity in earnings of eight unconsolidated joint ventures, 46 Net Lease Properties (27 of which were sold in March 2003) and the operations of MSC, which accounts for its interest in FoodBrand and certain other retail joint venture investments using the equity method. Additionally, included in the consolidated financial results are the following new shopping center openings and acquisitions:

  •
  In December 2002, we acquired 100% of Riverside Square, a regional shopping center located in Hackensack, New Jersey.

  •
  In November 2002, we opened Colorado Mills located in Denver, Colorado. Colorado Mills is an unconsolidated joint venture accounted for using the equity method.

  •
  In September 2002, we acquired 100% of Forest Fair Mall located in Cincinnati, Ohio. This mall is currently under redevelopment and will be renamed Cincinnati Mills upon completion of its redevelopment.

  •
  In June 2002, we acquired the remaining 33.3% of Opry Mills that we did not already own from our partner, Opryland Attractions, Inc. (a subsidiary of Gaylord Entertainment). The operations of Opry Mills have been reflected in equity in earnings through June 30, 2002 and were consolidated thereafter.

  •
  In May 2002, we acquired 50% of Simon Property Group's ("Simon") interest in Arizona Mills and 75% of Simon's interests in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills. Taubman Centers ("Taubman") acquired the remaining 50% of Simon's interest in Arizona Mills and Kan Am acquired the remaining 25% of Simon's interest in the four other properties. The operations of these unconsolidated joint ventures continue to be reflected through equity in earnings at our increased ownership percentage commencing on June 1, 2002 through December 31, 2002 and our preacquisition ownership percentage during the period from January 1, 2002 through May 31, 2002.

              For the year ended December 31, 2001, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of four wholly owned shopping centers, one community center, the equity in earnings of eight unconsolidated joint ventures, 46 Net Lease Properties and the operations of MSC, which consolidated FoodBrand operations prior to the sale of a 40% interest to Panda Restaurant Group in October 2001. Additionally, included in the consolidated financial results for the year ended December 31, 2001 are the following new shopping center openings and acquisitions:

  •
  In November 2001, we opened Discover Mills located in Sugarloaf, Georgia. Discover Mills is an unconsolidated joint venture accounted for using the equity method.

  •
  In October 2001, Mills LP acquired Kan Am's interest in Mills Kan Am Sawgrass Phase 3 Limited Partnership, the joint venture that owns The Oasis at Sawgrass, in exchange for 1,245,000 limited partnership units of the Mills LP. As a result of this transaction, we own 100% of the Oasis at Sawgrass.

  •
  In October 2001, we opened Concord Mills Marketplace, a community center owned 100% by us and located adjacent to Concord Mills in Concord, North Carolina.

              For the year ended December 31, 2000, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of the four wholly owned shopping centers, eleven community centers, ten of which were sold in August 2000 ("Disposed Properties"), the equity in earnings of nine unconsolidated joint ventures including Opry Mills and Arundel Mills which opened in May and November 2000, respectively, 46 Net Leased Properties which were acquired in September and October 2000 and the operations of MSC.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

              Minimum rent for the year ended December 31, 2002 increased $18.9 million or 17.8% as compared with the year ended December 31, 2001. The increase was primarily due to the acquisitions of Riverside Square in December 2002, Forest Fair Mall in September 2002, the outstanding joint venture interests in Opry Mills in June 2002 and the outstanding joint venture interests in The Oasis at Sawgrass in October 2001, coupled with a full year of operations of Concord Mills Marketplace which opened in October 2001.

              Percentage rent increased $0.7 million or 49.3% to $2.3 million for the year ended December 31, 2002 as compared to $1.5 million for the same period in 2001. The increase is due to the acquisitions of the outstanding joint venture interests of Opry Mills and The Oasis at Sawgrass.

              Recoveries from tenants for the year ended December 31, 2002 increased $7.1 million or 14.0% as compared with the year ended December 31, 2001. The increase was due primarily to the 2002 acquisitions of Riverside Square, Forest Fair and the outstanding joint venture interests in Opry Mills, the 2001 acquisition of the outstanding joint venture interest in The Oasis at Sawgrass and placing Concord Mills Marketplace in service in the fourth quarter of 2001, all of which contributed a combined $7.9 million to the increase. The increase was partially offset by lower recoveries from tenants associated with the Disposed Properties which were recognized in 2001 upon a final true up of this transaction.

              Other property revenue increased $0.5 million or 3.5% to $15.7 million for the year ended December 31, 2002 as compared to $15.2 million for the same period in 2001. The increase reflects the acquisitions in 2002 and a full year of operation for properties acquired in 2001 which contributed a combined $1.9 million of the increase, partially offset by lower lease buy out income and the recognition of miscellaneous revenue in 2001 associated with the Disposed Properties which contributed $1.1 million to other property revenues in 2001 that did not exist in 2002.

              Management fee income from unconsolidated joint ventures for the year ended December 31, 2002 increased $0.5 million or 4.7% as compared with the year ended December 31, 2001. The increase is due to a full year of management fees generated by the opening of Discover Mills in late 2001, an increase in occupancy at Arundel Mills and the acquisition of 75% of Simon's management fee interest in Arundel Mills, Concord Mills and Grapevine Mills in conjunction with our acquisition of Simon's interest in these centers. These increases are partially offset by the elimination of management fees earned from Opry Mills (from the point of acquisition forward) and The Oasis at Sawgrass as a result of acquiring the outstanding interests in these joint ventures in June 2002 and October 2001, respectively.

              Other fee income from unconsolidated joint ventures increased $0.8 million or 9.4% to $8.9 million for the year ended December 31, 2002 as compared to $8.1 million for the same period in 2001. The increase reflects the timing of development activity at Pittsburgh Mills, St. Louis Mills, Discover Mills and Colorado Mills, higher leasing activity at Colorado Mills and St. Louis Mills partially offset by lower leasing activity at Discover Mills due to the timing of these center's grand openings. Additionally, there were higher financing fees as a result of increased financing activities in 2002 when compared to 2001.

              Recoverable from tenants for the year ended December 31, 2002 increased $9.5 million or 22.1% as compared with the year ended December 31, 2001. The increase was due primarily to the 2002 acquisitions of Riverside Square, Forest Fair Mall and the outstanding joint venture interest in Opry Mills, the 2001 acquisition of the outstanding joint venture interest in The Oasis at Sawgrass and placing Concord Mills Marketplace into service in the fourth quarter of 2001, all of which contributed a combined $7.6 million to the increase. Additionally, recoverable expenses increased at the wholly owned centers in 2002.

              Other operating expenses increased $0.6 million or 10.5% to $6.3 million for the year ended December 31, 2002 as compared to $5.7 million for the same period in 2001. The increase reflects operating expenses associated with our pushcart program as a result of opening Discover Mills in November 2001 and the acquisition of the outstanding joint venture interest in Opry Mills in June 2002. These increases were partially offset by lower bad debts throughout the portfolio.

              General and administrative expenses for the year ended December 31, 2002 increased $0.4 million or 2.2% as compared with the year ended December 31, 2001. The increase was due to higher compensation related costs associated with our restructuring of executive management in 2002, partially offset by the deconsolidation of Foodbrand general and administrative costs as a result of selling a 40% interest in FoodBrand to Panda Restaurant Groups in the fourth quarter of 2001.

              Depreciation and amortization for the year ended December 31, 2002 increased $11.7 million or 31% as compared with the year ended December 31, 2001. The increase primarily relates to depreciation expense associated with the 2002 acquisitions of Riverside Square, Forest Fair Mall and the outstanding joint venture interest in Opry Mills, the 2001 acquisition of the outstanding joint venture interest in the Oasis at Sawgrass and placing Concord Mills Marketplace into service in the fourth quarter 2001, all of which contributed $9.5 million to the increase. Additionally, depreciation and amortization expense increased due to placing new assets in service, partially offset by a decrease as a result of the de-consolidation of FoodBrand upon selling a 40% interest in this entity to Panda Restaurant Group in the fourth quarter of 2001.

              Equity in earnings of unconsolidated joint ventures before extraordinary items increased $18.0 million or 143.7% to $30.5 million for the year ended December 31, 2002 as compared to $12.5 million for the same period in 2001. The increase reflects our increased ownership in Arizona Mills, Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills as a result of our acquisition of a portion of Simon's interest in these centers in May 2002. Additionally, the increase reflects lower interest expense at Concord Mills and Katy Mills due to a decrease in the LIBOR rate, an increase in minimum rents at Ontario Mills due to the addition of new anchor tenants in 2002, and higher land sale gains in 2002. A full year of operations for Discover Mills and the 2002 grand opening of Colorado Mills also contributed to the increase.

              Interest income for the year ended December 31, 2002 increased $3.4 million or 83.8% as compared with the year ended December 31, 2001. The increase was due to higher advances made to our joint ventures, interest earned on the $202.5 million raised from our equity offering in early May 2002 to fund the Simon acquisition and interest earned on tax incremental financing bonds acquired from the city of Hazelwood, Missouri in May 2001 in conjunction with the development of St. Louis Mills. These increases were partially offset by lower interest earned on idle cash balances as a result of a decrease in interest rates.

              Interest expense, net decreased $5.6 million or 9.6% to $52.2 million for the year ended December 31, 2002 as compared to $57.7 million for the same period in 2001. The decrease reflects a lower LIBOR rate in 2002 and lower interest expense on our line of credit due to a lower average loan balance resulting from our equity offerings in 2002. Additionally, the decrease reflects lower interest on our term loan due to a $5 million paydown of this debt in June 2002 and higher capitalized interest costs as a result of our increased development pipeline. These decreases were partially offset by increased interest expense incurred by Sawgrass Mills due to its refinancing in July 2001 at a higher interest rate, the February 2001 refinancing of Potomac Mills and Gurnee Mills which resulted in a higher loan balance and interest rate, a full year of interest expense associated with our Series A Convertible Preferred Stock (dividends on which are accounted for as interest expense) and the consolidation of Opry Mills and The Oasis at Sawgrass following our acquisition of the remaining joint venture interests in these ventures in June 2002 and October 2001, respectively.

              Other income (expense) for the year ended December 31, 2002 decreased $1.7 million or 71.7% to the net expense of $0.6 million as compared with net expense of $2.3 million for the same period in 2001. The decrease in expenses is due to lower abandoned project costs and a land sale gain of $2.5 million in 2002. These increases were partially offset by the deconsolidation of the FoodBrand operations as a result of selling 40% of the operations to Panda Restaurant Group in the fourth quarter of 2001.

              Foreign currency exchange gains, net was $11.6 million before minority interest for the year ended December 31, 2002, which was primarily due to the strengthening of the Euro against the U.S. dollar. Our investments and advances in our two foreign operations are denominated in the applicable local foreign currencies, which must be remeasured to our U.S. dollar currency for accounting purposes. This change resulted in a restatement of 2002 quarterly net income because we had a foreign currency exchange gain of $6.6 million before minority interest in the second quarter of 2002.

              Gain on sale of interest in FoodBrand LLC decreased $6.4 million for the year ended 2002 because we sold a 40% interest in the FoodBrand operation to Panda Restaurant Group in the fourth quarter of 2001 and there were no additional sales in 2002.

              Extraordinary losses on debt extinguishments for the year ended December 31, 2002 decreased $15.4 million or 92.4% as compared to the year ended December 31, 2001. The decrease primarily reflects costs incurred to refinance the Opry Mills construction loan in September 2002 as compared to costs incurred in 2001 to refinance the Potomac Mills/Gurnee Mills mortgage loan and Sawgrass Mills mortgage loan.

THE MILLS CORPORATION
(unaudited)

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

              Recoveries from tenants for the year ended December 31, 2001 decreased by $1.0 million (2.0%) as compared with the year ended December 31, 2000. The decrease was due primarily to a decrease in recoveries from tenants associated with the Disposed Properties for which there is an offsetting reduction in recovery expense (see below). In addition, this decrease was partially offset by higher tax recoveries at Sawgrass Mills due to an increase in property tax expense as a result of a property tax reassessment.

              Other property revenues, which includes rent from temporary tenants, termination income, and income from our Mainstreet pushcart program for the year ended December 31, 2001, increased by $4.9 million (47.5%) as compared with the year ended December 31, 2000. The increase was due primarily to a more aggressive termination policy for underperforming tenants, the current year recovery of accounts receivable totaling $1.6 million that were previously written off, increased kiosk rentals and increased rental of in-line temporary space as a result of lower occupancy.

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

              Other fee income from unconsolidated joint ventures for the year ended December 31, 2001 decreased by $0.5 million (6.3%) as compared with the year ended December 31, 2000. The decrease was due primarily to the timing of development and leasing activity at Arundel Mills, Discover Mills, Colorado Mills and Madrid Xanadú.

              Recoverable from tenants for the year ended December 31, 2001 decreased by approximately $1.3 million (2.9%) as compared with the year ended December 31, 2000 due primarily to the reduction of expenses associated with the Disposed Properties, partially offset by higher real estate taxes at Sawgrass Mills as a result of a property tax reassessment.

              Other operating expenses for the year ended December 31, 2001 increased $0.3 million (6.0%) as compared with the year ended December 31, 2000, due primarily to an increase in allowance for bad debts as a result of increased tenant bankruptcies in 2001.

              General and administrative expenses for the year ended December 31, 2001 increased by $1.7 million (10.6%) as compared with the year ended December 31, 2000. The increase was due to increased employee bonuses and increased costs associated with expanded operations as a result of the openings of Discover Mills, Arundel Mills and Opry Mills which opened to the public in November 2001, November 2000 and May 2000, respectively, and costs incurred by us in conjunction with the departure of our Chief Operating Officer.

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

              Equity in earnings of unconsolidated joint ventures for the year ended December 31, 2001 decreased $4.0 million (24.4%) as compared with the year ended December 31, 2000. The decrease reflects lower termination income received from a tenant in 2000 at four joint venture properties of which our share totaled $2.4 million, lower land sale gains, increased bad debts due to an increase in tenant bankruptcies, increased depreciation and amortization from placing assets into service and higher interest expense at Grapevine Mills and Ontario Mills due to obtaining financing in late 2000 for expansion of these centers. The decrease was partially offset by lower interest expense at Concord Mills and Katy Mills due to a decrease in the LIBOR rate in 2001 and an increase in net income from Discover Mills, Arundel Mills and Opry Mills as a result of a full year of operations for Arundel Mills and Opry Mills and the November 2001 opening of Discover Mills. For further discussion, see our discussion and analysis of the joint venture operations without regard to our pro rata share in the joint ventures.

              Interest income for the year ended December 31, 2001 decreased by $0.8 million (16.8%) as compared with the year ended December 31, 2000. The decrease was due to the repayment of advances made by us in late 2000 to joint ventures that own the Discover Mills and Opry Mills's partnerships. Additionally, interest income earned from advances to the Meadowlands Mills joint venture was higher in 2000 due to recognizing previously deferred interest income as a result of certain events that made collectibility of interest probable in 2000, including certain actions taken by the U.S. Army Corps of Engineers with respect to the required fill permit for the Empire Tract associated with the Meadowlands project. The decrease was partially offset by increased interest income associated with tax incremental financing bonds acquired from the City of Hazelwood, Missouri in conjunction with the development of St. Louis Mills. The aggregate face amount of the bonds is approximately $7.8 million.

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

              Extraordinary losses on debt extinguishment for the year ended December 31, 2001 increased by $13.5 million as compared with the year ended December 31, 2000. In 2001, we incurred extraordinary losses on debt extinguishments totaling $16.6 million related to the refinancing of mortgages on Potomac Mills, Gurnee Mills and Sawgrass Mills. In 2000, we incurred an extraordinary loss on debt extinguishment totaling $3.1 million related to the refinancing of Sawgrass Mills.

              Equity in extraordinary losses on debt extinguishment of unconsolidated joint ventures before extraordinary items for the years ended December 31, 2001 and December 31, 2000 was $0.1 million and $0.3 million, respectively, which represent our share of the extraordinary losses on debt extinguishments related to the refinancing of The Oasis at Sawgrass and The Block at Orange in 2001 and Arizona Mills and The Oasis at Sawgrass in 2000.

              Income before minority interests for the year ended December 31, 2001 decreased by $23.1 million (39.9%) as compared to the year ended December 31, 2000. The decrease was due primarily to gains recognized in 2001 when compared to the gain recognized upon the sale of the Disposed Properties in 2000, partially offset by the 2001 gain from a sale of interest in FoodBrand. Excluding extraordinary losses on debt extinguishment, as well as the impact of the gains on the sale of an interest in FoodBrand and the sale of the Disposed Properties, income before minority interests increased by $2.2 million (5.0%) for the reasons discussed above.

Unconsolidated Joint Ventures

              We conduct our business through Mills LP, wholly owned subsidiaries and affiliates. Our consolidated financial statements include accounts of the Company and all subsidiaries that we control. We do not consider ourselves to be in control of an entity when major business decisions require the approval of at least one other general partner. Accordingly, we account for our investments in joint ventures under the equity method. Because a significant number of the Mills shopping centers are operated by joint ventures, we have expanded management's discussion and analysis of financial condition and results of operations to discuss the results of operations of the unconsolidated joint ventures without regard to our pro rata share of these operations. The table below provides the income statement of the unconsolidated joint ventures for the years ended December 31, 2002, 2001 and 2000 and is followed by a management's discussion of the unconsolidated joint venture results of operations:

	Years Ended December 31,
	2002	2001	2000
REVENUES:
Minimum rent	$181,775	$176,215	$145,513
Percentage rent	3,176	4,343	4,261
Recoveries from tenants	71,983	71,359	56,870
Other property revenue	21,867	20,252	23,358

Total operating revenues	278,801	272,169	230,002

EXPENSES:
Recoverable from tenants	65,324	63,453	52,714
Other operating	16,386	19,379	15,897
Depreciation and amortization	94,737	92,506	72,192

Total operating expenses	176,447	175,338	140,803

	102,354	96,831	89,199
OTHER INCOME (EXPENSE):
Interest income	3,073	4,047	9,519
Interest expense, net	(82,536)	(90,219)	(77,587)
Other income (expense)	22,324	14,590	11,787

INCOME BEFORE EXTRAORDINARY ITEMS	45,215	25,249	32,918
Extraordinary losses on debt extinguishments	(35)	(527)	(943)

NET INCOME	$45,180	$24,722	$31,975

MILLS LP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES BEFORE EXTRAORDINARY ITEMS	$30,522	$12,525	$16,571

EQUITY IN EXTRAORDINARY LOSSES ON DEBT EXTINGUISHMENTS OF UNCONSOLIDATED JOINT VENTURES	$(13)	$(127)	$(347)

The following is a summary of joint venture acquisitions and new joint venture shopping centers placed into operation for the years ended December 31, 2002, 2001 and 2000:

              In May 2002, we, through Mills LP, completed our acquisition of 50% of Simon's interest in Arizona Mills and 75% of Simon's interests in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills. Taubman acquired the remaining 50% of Simon's interest in Arizona Mills, and Kan Am acquired the remaining 25% of Simon's interest in the other four properties. The total consideration paid by us for the interests in those properties was approximately $124.5 million in cash. The cash portion of the purchase price was funded by our equity offering of 7.5 million shares of common stock which closed in May 2002. For additional discussion on the common stock offering, see Equity Transactions.

              In June 2002, we acquired the interest in Opry Mills that we did not already own from our partner, Opryland Attractions, Inc. (a subsidiary of Gaylord Entertainment). With this acquisition, we now own 100% of Opry Mills. The total consideration paid by us was approximately $30.9 million in cash. The cash portion of the purchase price for Opry Mills transaction was funded by our equity offering of 7.5 million shares of common stock which closed in May 2002. For additional discussion on the common stock offering, see Equity Transactions.

              In November 2002, we opened Colorado Mills located in Denver, Colorado. Colorado Mills is a 1.1 million square foot super-regional retail and entertainment center. Our partners in this joint venture are Kan Am and Stevinson Colorado Mills Holding.

              In October 2001, we acquired the remaining interest in The Oasis at Sawgrass that we did not previously own from Kan Am.

              In October 2001, we sold a 40% interest in our FoodBrand operations to Panda Restaurant Group resulting in a gain of $6.4 million. Prior to the sale, the FoodBrand operations were consolidated and subsequent to the sale, FoodBrand's operations are accounted for using the equity method as we no longer control FoodBrand operations.

              In November 2001, we opened Discover Mills located in Sugarloaf, Georgia. Discover Mills is a 1.1 million square foot super-regional, retail and entertainment center. Our partner in Discover Mills is Kan Am.

              In May 2000, we opened Opry Mills located in Nashville, Tennessee. Opry Mills is a 1.1 million square foot super-regional retail and entertainment center. Our partner at the time of opening was Opryland Attractions, Inc. which we bought out in June 2002.

              In November 2000, we opened Arundel Mills in Anne Arundel County, Maryland. Arundel Mills is a 1.3 million square food super-regional retail and entertainment center. Our partners at the time of opening were Kan Am and Simon. In May 2002, we acquired 75% of Simon interest in Arundel Mills and Kan Am acquired the remaining 25% interest.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001 for the unconsolidated joint ventures without regard to our pro rata share of these operations.

              Minimum rent for the year ended December 31, 2002 increased $5.6 million or 3.2% as compared with the year ended December 31, 2001. The increase is a direct result of a full year of operations for Discover Mills which opened in November 2001, lease rollovers, new tenants at Ontario Mills and higher occupancy at Arundel Mills. These four factors contributed $22.6 million in minimum rent when compared to the previous year. Partially offsetting these increases was a loss of minimum rent at the joint venture level from The Oasis at Sawgrass and Opry Mills totaling $17.1 million, combined, resulting from the consolidation of these centers' operations following our acquisition of these assets during the fourth quarter of 2001 and second quarter of 2002, respectively.

              Percentage rent decreased $1.2 million or 26.9% to $3.2 million for the year ended December 31, 2002 as compared to $4.3 million for the same period in 2001. The decrease is due primarily to the consolidation of The Oasis at Sawgrass and Opry Mills following their acquisition in the fourth quarter of 2001 and second quarter of 2002, respectively.

              Recoveries from tenants for the year ended December 31, 2002 increased $0.6 million or 0.9% as compared with the year ended December 31, 2001. The increase primarily reflects a full year of operations for Discover Mills which opened in November 2001, partially offset by the consolidation of The Oasis at Sawgrass and Opry Mills following our acquisition of the portion of these joint ventures that we did not previously own in 2001 and 2002, respectively.

              Other property revenue increased $1.6 million or 8.0% to $21.9 million for the year ended December 31, 2002 as compared to $20.3 million for the same period in 2001. The increase primarily reflects higher pushcart income at Ontario Mills and Katy Mills due to an increase in pushcart occupancy, higher income from temporary tenants and higher lease buy-out income. Also contributing to the increase was a full year of operations for Discover Mills which opened in November 2001, and the acquisition of the remaining interest in Opry Mills and The Oasis at Sawgrass in 2002 and 2001, respectively, which contributed $0.2 million to the increase on a combined basis.

              Recoverable from tenants for the year ended December 31, 2002 increased $1.9 million or 2.9% as compared with the year ended December 31, 2001. The increase reflects a full year results from opening Discover Mills in November 2001 and increased property taxes at Arundel Mills, Grapevine Mills and Ontario Mills, and an increase in costs for terrorism insurance. These increases were partially offset by the reduction in recoverable expenses as a result of consolidating Opry Mills and The Oasis at Sawgrass following our acquisition of the remaining interest in these entities in 2002 and 2001, respectively.

              Other operating expenses decreased $3.0 million or 15.4% to $16.4 million for the year ended December 31, 2002 as compared to $19.4 million for the same period in 2001. The decrease reflects the reduction of expense as a result of consolidating Opry Mills and The Oasis at Sawgrass and lower bad debts throughout the portfolio. These increases were partially offset by increased expenses at Discover Mills and Colorado Mills due to their grand opening in November 2001 and 2002, respectively.

              Depreciation and amortization for the year ended December 31, 2002 increased $2.2 million or 2.4% as compared with the year ended December 31, 2001. The increase is due to additional depreciation and amortization as a result of placing Colorado Mills in service in November 2002, Discover Mills in service in November 2001 and an increase in capital expenditures at Arundel Mills in conjunction with increased leasing. Additionally, the joint venture depreciation and amortization increased as a result of de-consolidating FoodBrand following the sale of a 40% interest to the Panda Restaurant Group. These increases were partially offset by lower depreciation expense at Ontario Mills as fixed assets have been fully amortized in addition to the reduction in depreciation and amortization as a result of consolidating Opry Mills and The Oasis at Sawgrass following our acquisition of the remaining interest in these assets in 2002 and 2001, respectively.

              Interest income decreased $1.0 million or 24.1% to $3.1 million for the year ended December 31, 2002 as compared to $4.0 million for the same period on 2001. The decrease reflects the loss of interest income from The Oasis at Sawgrass and Opry Mills as a result of consolidating these entities following our acquisition of the remaining interests in these assets in 2001 and 2002, respectively. Additionally, interest income was lower throughout the portfolio due to a decrease in interest rates, partially offset by higher interest income at Discover Mills resulting from a full year of operations due to its opening in November 2001.

              Interest expense, net decreased $7.7 million or 8.5% to $82.5 million for the year ended December 31, 2002 as compared to $90.2 million for the same period in 2001. A reduction in the LIBOR rate resulted in lower interest expense at Concord Mills and Katy Mills totaling $7.2 million and the consolidation of Opry Mills and The Oasis at Sawgrass following our acquisition of the remaining interests in these entities in 2002 and 2001, respectively, contributed $11.0 million of the increase. Offsetting these decreases is higher interest expense at Arundel Mills due to an increased debt balance and a full year of interest expense for Discover Mills as a result of opening this center in November 2001.

              Other income (expense) increased $7.7 million or 53.0% to $22.3 million for the year ended December 31, 2002 as compared to $14.6 million for the same period in 2001. The increase reflects higher tax incremental financing income at Concord Mills and higher gains from the sale of land primarily at Colorado Mills, Discover Mills and Arundel Mills.

              Extraordinary losses on debt extinguishments decreased $0.5 million for the year ended December 31, 2002 when compared to the year ended December 31, 2001. The decrease reflects extraordinary costs to refinance the Katy Mills loan in 2002 which were less than the costs incurred in 2001 to refinance The Block at Orange.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000 for the unconsolidated joint ventures without regard to our pro rata share of these operations.

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

              Recoveries from tenants for the year ended December 31, 2001 increased $14.5 million (25.5%) as compared with the year ended December 31, 2000. The increase was due primarily to the openings of Arundel Mills and Opry Mills in 2000 and Discover Mills in 2001 which openings contributed $11.7 million of the increase in recovery revenue over 2000. Excluding the positive impact from new properties, the increase relates primarily to an increase in our recovery rates and recoverable expenses at several joint venture properties.

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

              Recoverable from tenants for the year ended December 31, 2001 increased $10.7 million (20.4%) as compared with the year ended December 31, 2000, due primarily to the opening of Discover Mills in 2001 and the opening of Arundel Mills and Opry Mills in November and May 2000, respectively, which contributed $9.6 million of the increase.

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

              Interest income for the year ended December 31, 2001 decreased $5.5 million (57.5%) as compared with the year ended December 31, 2000 due primarily to the collection of note receivable balances at several properties.

              Interest expense for the year ended December 31, 2001 increased $12.6 million (16.3%) as compared with the year ended December 31, 2000. The increase in interest expense is due primarily to placing Arundel Mills and Opry Mills into service in late 2000, contributing $11.9 million of the increase. Additionally, interest expense was higher at Ontario Mills and Grapevine Mills due to the fourth quarter 2000 financing of expansions at these centers. These increases were partially offset by lower interest rates on variable rate debt as a result of a decline in the LIBOR rate in 2001.

Cash Flows

              Net cash provided by operating activities increased $3.0 million (3.3%) to $93.4 million for the year ended December 31, 2002 as compared with $90.4 million for the year ended December 31, 2001. This increase resulted from increased operational income and improved collections of accounts receivable, partially offset by the timing of repayments of accrued expenses.

              Net cash flow used in investing activities increased $303.4 million (207.3%) to $449.8 million for the year ended December 31, 2002 as compared with $146.4 million for the year ended December 31, 2001. The increase is due to increased development expenditures and contributions to unconsolidated joint ventures for the development of Colorado Mills, Madrid Xanadú and St. Louis Mills, in addition to increased predevelopment expenditures for Vaughan Mills, Meadowlands Xanadu, San Francisco Piers and various other projects in the predevelopment stage. Cash used in investing activities also increased due to the acquisitions, including the acquisition of the remaining interest in Opry Mills that we did not already own ($30.9 million), the acquisition of 50% of Simon's joint venture interest in Arizona

Mills and 75% of Simon's joint venture interest in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills ($124.5 million), the acquisition of Forest Fair Mall in Cincinnati, Ohio ($10.5 million), the acquisition of Riverside Square in Hackensack, New Jersey ($21.5 million) and a deposit of $20.0 million for the acquisition of five properties owned by Cadillac Fairview. These increases were partially offset by increased distributions received from unconsolidated joint ventures due to increased operating cash flows.

              Net cash flow provided by financing activities increased $371.3 million (676.3%) to $426.2 million for the year ended December 31, 2002 as compared to $54.9 million for the year ended December 31, 2001. The increase is due to secondary public offerings of common stock in February 2002, May 2002 and December 2002, which raised net proceeds of $364.4 million as compared with the August 2001 common stock offering which raised $90.8 million. Additionally, during 2002, we issued Series B and Series C Cumulative Preferred Stock which raised net proceeds of $185.6 million as compared to the Series A Cumulative Convertible Preferred Stock reissued in 2001 which raised net proceeds of $69.3 million. Also contributing to the increase in financing activities was the refinancing of the debt on Opry Mills, reduced refinancing costs and a decrease in restricted cash, partially offset by repayments of our corporate revolving loan and higher dividends as a result of our equity offerings.

Funds From Operations

              We consider Funds From Operations ("FFO") to be a widely used financial measure among equity REITs that may provide a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means income (loss) before minority interest (determined in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate related depreciation and amortization after adjustments for unconsolidated partnership and joint ventures. We have also excluded foreign currency exchange gains (losses) from FFO. We present FFO to assist investors in analyzing our performance. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions and (iii) should not be considered as an alternative to net income (determined in accordance with GAAP) for purposes of evaluating our operating performance.

              FFO for the year ended December 31, 2002 increased by $45.0 million (37.1%) to $166.5 million as compared with $121.5 million for the year ended December 31, 2001. FFO amounts (denoted in thousands) were calculated in accordance with NAREIT's definition of FFO excluding foreign currency exchange gains and are reconciled to income before extraordinary items and minority interests as follows:

	Years Ended December 31,
	2002	2001	2000
Funds from operations calculation:
Income before extraordinary items and minority interests	$91,635	$51,461	$61,255
Adjustments:
Add: Depreciation and amortization of real estate assets	46,071	34,532	35,028
Add: Real estate depreciation and amortization of unconsolidated joint ventures	42,930	35,479	27,366
Less: Gain on disposition of community centers	—	—	(18,370)
Less: Foreign currency exchange gains, net	(11,582)	—	—

Funds from operations	169,054	121,472	105,279
Less: Series B and Series C Preferred Stock dividends	(2,555)	—	—

Funds from operations available to common shareholders	$166,499	$121,472	$105,279

THE MILLS CORPORATION
(unaudited)

Liquidity and Capital Resources

              During the years ended December 31, 2002 and 2001, we completed a number of capital transactions that significantly improved our balance sheet and overall liquidity. These transactions included new construction loans, several debt refinancings and preferred and common stock issuances. For the year ended December 31, 2002, we raised $933.3 million in incremental capital, and for the year ended December 31, 2001, we raised $410.3 million in incremental capital. Other balance sheet improvements, which include our share of joint venture operations and debt, are detailed below:

	Years Ended December 31,
	2002	2001	2000
Interest coverage ratio	3.51	2.53	2.47
Total debt to market capitalization ratio	49.5%	55.0%	69.5%
Total debt plus preferred stock to market capitalization ratio	56.2%	57.6%	69.5%
Weighted average maturity (in years)	5.9	5.8	4.0
Weighted average interest rate	6.5%	6.8%	8.1%
Fixed rate debt percentage	82.8%	83.4%	55.6%

              Interest expense coverage ratio is calculated as earnings of Mills LP, before interest expense, taxes, depreciation, amortization and certain other non-cash extraordinary items (including gains or losses on sales of real estate assets and net foreign currency exchange gains) and our proportionate share from unconsolidated joint ventures, to interest expense.

              As of December 31, 2002, our balance of cash and cash equivalents was $79.2 million, excluding restricted cash totaling $28.6 million which is used to pay operating and capital expenditures of operating properties that serve as collateral for secured loan facilities, and excluding our proportionate share of cash held in unconsolidated joint ventures. The large cash and cash equivalent balance reflects excess proceeds from our December 2002 common and preferred stock offerings, a portion of which was utilized in January 2003 to acquire five super-regional shopping centers from Cadillac Fairview. In addition to our cash reserves as of December 31, 2002, we had $175.0 million available under our revolving loan.

              The following provides greater detail of the debt and equity transactions discussed above.

Debt Transactions

              As of December 31, 2002, our consolidated debt was approximately $1.3 billion and our pro-rata share of unconsolidated joint venture debt was approximately $0.7 billion. Of the approximate $2.0 billion of combined debt (our consolidated debt and our share of gross unconsolidated joint venture debt), approximately $1.7 billion was fixed rate debt and $0.3 billion was variable rate debt. Scheduled principal payments of our combined debt through December 31, 2007 are approximately $1.0 billion with approximately $1.0 billion due thereafter. Additionally, we have guaranteed $403.9 million of total gross debt of which $283.9 million relates to joint venture debt. We and our joint venture partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of existing loans) or from equity issuances.

              As of December 31, 2002, the weighted average life of our indebtedness, including our share of funded construction and operating debt of the unconsolidated joint ventures, was 5.92 years with a 6.46% weighted average interest rate.

              Pursuant to the revolving loan, we are subject to certain performance measurements and restrictive covenants. We were in compliance with these covenants at December 31, 2002.

              In December 2002, we acquired Riverside Square for approximately $86.5 million, excluding closing costs of $1.1 million, for a purchase price totaling approximately $21.5 million in cash and a newly acquired mortgage loan totaling approximately $65.0 million. The cash component of the acquisition was financed with borrowings under our existing revolving loan. The new mortgage loan bears interest at a fixed rate of 5.77% and matures in January 2013.

              In December 2002, the Katy Mills joint venture obtained a $148 million permanent mortgage loan to refinance its existing construction loan. The loan bears interest at LIBOR through March 8, 2003 and at a fixed rate of 6.69% thereafter, until the mortgage loan matures in January 2013.

              In November 2002, the Concord Mills joint venture obtained a $181 million permanent mortgage loan to refinance its existing construction loan. The loan bears interest at a fixed rate of 6.13% through its maturity in December 2012.

              In September 2002, we refinanced our outstanding construction loan secured by Mills LP's interest in Opry Mills for $175.0 million. The loan bears interest at LIBOR plus 1.2% through the initial maturity date in October 2005 and we intend to exercise our option to extend the maturity date for two one-year terms. We entered into a deferred start swap agreement to effectively fix the variable interest rate at 4.14% on a notional amount of $175.0 million. The swap will terminate in October 2007.

              In September 2002, we acquired Forest Fair Mall for approximately $68.8 million, net of closing costs, for a purchase price totaling $10.5 million and the assumption of a construction loan totaling $58.3 million. The cash component of the acquisition was financed by borrowings under our existing revolving loan. The construction loan bears interest at LIBOR plus 2.0% and matures in December 2006. Approximately $57.0 million of the construction loan balance was fixed at 4.42% due to a swap obtained in December 2002 which will mature in December 2004.

              In May 2002, we refinanced and increased our unsecured revolving loan from $75.0 million to $175 million. The unsecured revolving loan is used to fund acquisitions and redevelopment activities and serves as a revolving capital facility. As of December 31, 2002, there were no amounts drawn on the unsecured revolving loan. Funds are available subject to compliance with certain performance measures and restrictive covenants. The unsecured revolving loan bears interest at a variable rate ranging from 175 basis points to 275 basis points over LIBOR based on certain leverage hurdles. As of December 31, 2002, the unsecured revolving loan bore interest at LIBOR plus 2.75% and will mature in May 2005.

              Additionally in May 2002, we refinanced our term loan which is secured by Mills LP's equity interest in Franklin Mills. The term loan was permanently reduced from $45 million to $40 million and requires two mandatory repayments of $5 million due in June 2003 and June 2004 and matures in May 2005. The interest rate payable on the term loan is LIBOR plus 2.25%.

              In March 2002, the Colorado Mills joint venture entered into a construction loan commitment of approximately $160 million. Amounts drawn under this commitment are guaranteed by us as amounts are drawn. The loan proceeds are being used to finance the construction and lease-up of Colorado Mills. The loan bears interest at LIBOR plus 2.25% and matures in March 2005, subject to two one-year extension periods exercisable by us, provided no event of default exists at the time of the extension and we pay a non-refundable extension fee of 30 basis points of the outstanding balance or commitment for each extension. In conjunction with this loan, the Colorado Mills joint venture also obtained a $10.0 million letter of credit from the lender. As of December 31, 2002, the Colorado Mills joint venture had drawn $118.3 million under the construction loan commitment and no amounts had been drawn against the letter of credit.

              In July 2001, we and our joint venture partner Kan Am refinanced the debts on Sawgrass Mills and The Oasis at Sawgrass with loans in the amount of $337 million. The mortgage loan in the amount of $300 million and the mezzanine loan in the amount of $37 million are secured by Sawgrass Mills and The Oasis at Sawgrass, Mills LP's ownership interest in the two properties and an assignment of leases and rents. The net proceeds were used to repay prior loans totaling approximately $332.5 million. The new loans are 30-year amortizing loans with the $300 million mortgage loan bearing interest at 7.18% and the $37.0 million mezzanine loan bearing interest at LIBOR plus 4.5% which has effectively been fixed at 7.34% through June 2003 as a result of entering into an interest rate swap agreement. The loans have an anticipated balloon repayment in July 2006.

              In May 2001, The Block at Orange joint venture refinanced its $135.0 million mortgage loan. The refinancing is evidenced by two promissory notes, a permanent loan in the amount of $108 million and a mezzanine loan in the amount of $27 million. The proceeds from the loans were used to repay the prior loan of $131.5 million plus loan finance costs. The permanent loan is secured by the land and improvements at The Block at Orange while the mezzanine loan is guaranteed by us. In conjunction with this transaction, The Block at Orange joint venture entered into an interest rate swap which effectively fixed the interest rate at 8.0% through May 2006. In addition, The Block at Orange joint venture incurred a $0.4 million extraordinary loss on debt extinguishment.

              In April 2001, the Discover Mills joint venture entered into a construction loan commitment for approximately $182.2 million. The loan matures on April 16, 2004 and has a one-year extension option. The loan bears interest at LIBOR plus 2.25% and is guaranteed by us. In November 2001, the joint venture entered into an interest rate swap agreement which effectively fixed the interest rate at 5.16% on a notional amount of $126.7 million through June 2003.

              In February 2001, we refinanced Potomac Mills and Gurnee Mills with a new non-recourse mortgage loan of $355 million. The loan bears interest at 7.46% over a 30-year amortization period with an anticipated balloon repayment in March 2011. We used the proceeds to repay a prior loan totaling approximately $271 million plus repayment penalty of approximately $13.4 million. We used the remaining proceeds to pay down the revolving loan and to fund our development equity requirements.

Equity Transactions

              Currently, we have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission.

              Pursuant to this registration statement, as of March 27, 2003, we may issue up to an aggregate of approximately $758.2 million of any combination of common stock and/or common stock warrants, preferred stock, or preferred stock represented by depository shares.

              In December 2002, we sold an aggregate of 4,000,000 shares of common stock at an initial offering price of $29.00 per share. The net proceeds of the offering, which totaled approximately $114.9 million, after discounts and expenses, were initially used to reduce our outstanding indebtedness under the revolving loan which was $96.0 million at the date of the sale. The remaining proceeds were invested in short-term securities and used as working capital until January 2003 when we used the remainder to acquire five shopping center properties from The Cadillac Fairview Corporation Limited and various affiliated entities ("Cadillac").

              In October and December 2002, we sold a total of 7,700,000 shares of 9% Series B and C Cumulative Redeemable Preferred Stock (4,300,000 Series B and 3,400,000 Series C), with a par value of $0.01 share for $25.00 per share in underwritten public offerings. The proceeds from both offerings totaled approximately $185.6 million, after deducting underwriting discounts. We contributed the proceeds to Mills LP in exchange for preferred units. The preferred units have economic terms substantially identical to the Series B and Series C Preferred Stock. The net proceeds from the Series B Preferred Stock were used to repay the amounts outstanding under our unsecured revolving loan, which totaled $99.0 million in October 2002 with the balance used as working capital. The net proceeds from the Series C Preferred Stock were used to fund our acquisition of the Cadillac portfolio in January 2003. The dividends on the preferred stock are payable quarterly beginning in November 2002 at an annual rate of 9% of the liquidation preference of $25.00 share (equivalent to $2.25 per share). We cannot redeem the Series B Preferred Stock before October 9, 2007 or the Series C Preferred Stock before December 17, 2007, except to preserve our status as a REIT. On or after October 9, 2007 or December 17, 2007 (for the Series B and C, respectively,) the preferred stock can be redeemed at $25.00 per share. Holders of the stock have limited voting rights.

              On May 6, 2002, we sold 7,500,000 shares of common stock in a public offering at an initial price of $27.25 per share. The net proceeds from the offering totaled approximately $202.5 million, after discounts and expenses. On May 31, 2002, we used approximately $124.5 million of the net proceeds to purchase a portion of Simon's interest in Ontario Mills, Grapevine Mills, Arizona Mills, Concord Mills and Arundel Mills. On June 28, 2002, we used approximately $30.9 million of the net proceeds to acquire the interest in Opry Mills that we did not already own. The remaining net proceeds of approximately $47.1 million, after discounts and expenses, were initially used to reduce our outstanding indebtedness under the unsecured revolving loan and as working capital.

              In February 2002, we sold 1,818,179 shares of common stock in two concurrent offerings at an initial price of $27.50 per share. The net proceeds totaling approximately $47.0 million, after discounts and expenses, were used to reduce the outstanding indebtedness under our revolving loan.

              In August 2001, we sold 4,025,000 shares of common stock in a public offering at an initial price of $24.00 per share. The net proceeds, totaling approximately $90.8 million, after discounts and expenses, were used to reduce the outstanding indebtedness under our revolving loan and to fund our development pipeline.

              During April and May 2001, we sold shares of Series A Preferred Stock totaling $75.0 million in a private placement. We contributed the proceeds from the issuances of the Series A Preferred Stock to Mills LP in exchange for preferred units. The preferred units are subject to the same terms and conditions as the series A preferred stock. The net proceeds, which totaled $69.3 million after discounts and expenses, were used to pay down our revolving loan and to fund our development equity requirements. Due to the redemption features of the Series A Preferred Stock, we have accounted for the dividends on the Series A Preferred Stock as interest expense. For a discussion of the Series A Preferred Stock, see Note 13 to our Consolidated Financial Statements.

              In connection with the issuance of the Series A Preferred Stock, we granted the holder a warrant to purchase our common stock at $25.00 per share. The number of common shares issuable upon exercise of the warrant is based on the number of shares of Series A Preferred Stock, if any, that we repurchase, if we elect, on exercise of our call right between May 1, 2002 and November 10, 2003.

Strategic Relationships

              In May 2002, we entered into an agreement with Kan Am, pursuant to which Kan Am commited during 2002 to contribute up to $50.0 million for investment in qualifying development projects. Pursuant to this commitment, Kan Am entered into joint venture agreements with us to develop St. Louis Mills and Pittsburgh Mills.

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

Future Capital Requirements

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

Distributions

              We have paid and intend to continue to pay regular quarterly distributions to our stockholders. Distributions are payable at the discretion of our board of directors and depend on a number of factors, including net cash provided by operating activities, our financial condition, capital commitments, debt repayment schedules and other factors that our board of directors deems relevant.

Acquisitions

              Acquisition of Riverside Square:    In December 2002, we acquired Riverside Square, an approximately 637,000 square foot conventional retail property located in Hackensack, New Jersey, six miles west of New York City, from Riverside 062 Partners, L.P. an unrelated third party in an arms length transaction. The total aggregate consideration of approximately $86.5 million, excluding closing costs of $1.1 million, was comprised of $21.5 million in cash and newly acquired mortgage financing totaling approximately $65.0 million. The cash component of the acquisition was financed with borrowings under our existing revolving loan and the newly acquired mortgage financing. The interest rate on the mortgage financing is fixed at 5.77% and the loan matures in January 2013.

              Acquisition of Forest Fair Mall:    In September 2002, we acquired the Forest Fair Mall in Cincinnati, Ohio along with all rights, title and interest thereto, from Gator Forest Partners, Ltd. ("Gator"), an unrelated third party. The property contains approximately 1.5 million gross leasable square feet of retail property. The net purchase price of $68.8 million consisted of the assumption of a $58.3 million construction loan and $10.5 million of cash funded from our revolving loan. The construction loan matures in December 2006 and bears interest at LIBOR plus 2.0%. We will renovate/redevelop the mall and re-open it under the name of Cincinnati Mills in fall 2003 and expect that the current anchor store tenants will remain open during the renovations.

              Acquisition of Cadillac Properties:    In January 2003, we completed the acquisition of five shopping center properties from Cadillac. The five properties containing approximately 4.6 million square feet of gross leasable area (including approximately 2.5 million square feet owned by certain anchor tenants) were purchased for $532.0 million, excluding closing costs. The properties are located in Ft. Lauderdale, FL; Dover, DE; White Plains, NY; Jackson, MS; and New Orleans, LA. In addition to the five properties, we acquired approximately 110 acres of developable land adjacent to the properties which was purchased for $7.9 million. The total aggregate purchase price for the five properties and the developable land adjacent to the properties was negotiated in an arms length transaction and was approximately $539.9 million, excluding closing costs of approximately $7.9 million, consisting of $157.9 million in cash, $320.0 million in new mortgage financing and $62.0 million of assumed debt.

              The purchase agreement also provides for our acquisition of Cadillac's interests in two joint ventures, each of which owns a property located in Atlanta, GA. In addition to customary closing conditions, our obligation to purchase Cadillac's interests in the two joint venture properties is subject to the discretion of Cadillac as to what percentage of interests, if any, to sell to us and to the other joint venture partners' rights of first refusal and consent rights. Depending on what interests in the joint venture properties, if any, we ultimately purchase, the total cash purchase price for the joint venture interests could range up to approximately $62.5 million. In the event the conditions for purchase of interests in one or both of the joint venture properties are met, we expect the acquisition of the joint venture interests to occur in 2003.

Development, Remerchandising, and Expansion Efforts

              We currently have three projects under construction, which we expect will have an aggregate of approximately 4.0 million square feet of GLA upon completion. Estimated total development cost for these three projects is approximately $585 million. The estimated development costs will be funded through construction loans and joint venture partners' and our equity contribution. The following is a discussion about projects under construction in addition to a discussion about our other predevelopment, development, remerchandising and expansion efforts. As of December 31, 2002, projects under construction include: Madrid Xanadú (Spain), St. Louis Mills and Cincinnati Mills. Other projects in the predevelopment stage include Vaughan Mills, Meadowlands Xanadu, Pittsburgh Mills and San Francisco Piers 27-31.

              Madrid Xanadú—Madrid, Spain:    The Madrid Xanadú project is being constructed on an 85-acre site located in the Municipality of Arroyomolinos, within the Communidad of Madrid. The project is expected to contain 1 million square feet of GLA. This new full-price retail property will have as its entertainment centerpiece the Snow Dome, a 17-story indoor ski and snowboarding slope, and will contain El Corte Inglés, the largest retailer in Spain, which will occupy 350,000 square feet of department store space. Madrid Xanadú will also feature over 200 specialty retailers, including Sweden's Hennes and Mauritz (H&M), Italy's Benetton and Spain's Zara. We are scheduled to open the property in May 2003.

              The project is being developed pursuant to two joint ventures between us and Parecelatoria De Gonzalo Chacón S.A. ("PGC"). One joint venture will develop, own and operate the retail component of the property and the other joint venture will develop, lease and operate the Snow Dome. We own two-thirds of the retail joint venture and one-third of the Snow Dome joint venture. PGC contributed the land to the retail joint venture. We are obligated to contribute to the retail joint venture any capital, in excess of construction loan proceeds, required to complete the construction of the retail component of the project. As of December 31, 2002, excluding capitalized interest and overhead, we had invested $141.3 million (€135.1 million Euro "€"). We closed a construction loan in December 2002, with a maximum loan amount of $172.6 million (€165 million). There are various conditions precedent to loan funding including finalization of various business arrangements and partner matters, registration of certain documents that are required before a mortgage can be granted and finalization of the ground lease relating to the El Corte Inglés store. We expect that the loan will fund during the second quarter of 2003, although there can be no assurance that this will occur. If the loan does not fund in a timely manner and we do not obtain alternative financing, our liquidity and our development activity could be adversely impacted. We expect our final equity in the joint venture to be $70.9 million (€67.8 million).

              Under the existing joint venture agreements, the retail joint venture is obligated to provide $20.19 million (€19.3 million) to the Snow Dome joint venture in the form of a repayable tenant allowance loan. Additional equity beyond the tenant allowance loan is required to complete the project. We and PGC have agreed to contribute $5.0 million (€4.8 million), of which $3.3 million (€3.2 million) is to be funded by us and $1.7 million (€1.6 million) of which is to be funded by PGC. Furthermore, after such contributions have been made, PGC is obligated to contribute additional funds, up to a maximum of $4.4 million (€4.2 million). If additional funds are required to complete the Snow Dome project after all of the foregoing contributions have been made, the parties have agreed to fund such additional equity requirements on a fifty/fifty basis, provided that total funding for the Snow Dome does not exceed $43.9 million (€42 million). While we do not believe that development of the Snow Dome will require total funding in excess of $43.9 million (€42 million), in the event additional funds are required, either one or both of the partners may elect to make additional capital contributions or loans to the joint venture.

              We are also party to an agreement with PGC that has certain put/call provisions relating to PGC's interest after the construction period ends, that include, among other things, the right of PGC to require us to purchase its interest in the joint ventures for a price of $36.6 million (€35 million), which price may be adjusted upward depending on the stabilized financial performance of the project.

              St. Louis Mills—St. Louis, Missouri:    In July 2001, we acquired a 200-acre site in Hazelwood, Missouri, for development of St. Louis Mills. The site is located approximately 16 miles from St. Louis. St. Louis Mills is scheduled to open in fall 2003. We have signed leases with Off 5th-Saks Fifth Avenue, Off Broadway Shoes, Bed Bath & Beyond, Marshalls and Regal Cinemas, among others, for the project.

              The project is being developed by St. Louis Mills Limited Partnership, a joint venture between us and Kan Am. We anticipate that our final equity requirements will be approximately $31.5 million. As of December 31, 2002, we had invested $31.7 million, excluding capitalized interest and overhead, and Kan Am had invested $31.5 million in the project. We anticipate closing a construction loan for the project in the second quarter of 2003.

              Under the terms of the joint venture agreement between us and Kan Am, each of us will receive on a pro rata basis a cumulative construction period preference and a priority return during operations equal to 11% per annum on our qualifying equity. Any residual cash flow after preference payments will be distributed 75% to us and 25% to Kan Am. Proceeds from a major capital event, such as the sale of the property or the receipt of proceeds arising from condemnation of the property, will be distributed to the partners on a pro rata basis after the return of all capital contributions and the payment of any accrued but unpaid preferences. Commencing with the grand opening of the project, we will be entitled to receive an annual asset management fee that will be cumulative and will be payable solely out of Kan Am's share of pro rata distributions of cash flow or sales proceeds.

              We will guarantee Kan Am's portion of construction debt and Kan Am's construction period preference until qualified permanent financing is secured for the project, except that the amount of preference guaranteed by us will be reduced to 9% following the substantial completion and opening of the project.

              If the construction loan for the project has not been closed on or before June 30, 2004, Kan Am will have the right to require the joint venture to redeem Kan Am's interest in the joint venture in exchange for the sum of Kan Am's total equity investment plus any unpaid construction period preference payments. This redemption obligation is guaranteed by us. We expect to close a construction loan in the second quarter of 2003 but no assurance can be given that a construction loan will be closed by the required date.

              The construction of this project was previously the subject of a lawsuit filed by the Missouri Coalition for the Environment against the U.S. Army Corps of Engineers challenging a fill permit that the Corps had previously granted to the former property owner. Because of our interest in the lawsuit, we intervened in the suit. In March 2003, the parties settled the lawsuit, with the Missouri Coalition agreeing to drop its opposition to the project.

              Cincinnati Mills—Cincinnati, Ohio:    We purchased the Forest Fair Mall in Cincinnati, Ohio in September 2002 and are currently renovating the mall. We anticipate completing the redevelopment in fall 2003 and will rename the mall Cincinnati Mills upon completion. The anchor stores will remain open during the renovation. Elder Beerman has given notice that it will close its department store in this property when its lease expires in May 2003. We will redemise and re-lease this two level space to a combination of anchor and specialty tenants.

Projects Under Development

              In addition to the three projects currently under construction, we are also actively pursuing the development of other projects. These projects are in various levels of the due diligence stage during which we determine site/demographic viability, negotiate tenant commitments and work through third-party approval processes. Consistent with past practice, we will not begin construction on these projects until we have completed our due diligence and have obtained significant pre-leasing commitments. While we currently believe that these projects will ultimately be completed, we cannot assure you that they will actually be constructed or that they will have any particular level of operational success or ultimate value. The following is a brief description of our current development projects:

              Vaughan Mills—Toronto, Canada:    In February 1998, we secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills Landmark Center to be developed in Canada. The 180-acre site is located in the City of Vaughan, which is approximately 20 miles north of downtown Toronto, Canada. The project will be developed jointly by us and Ivanhoe Cambridge. We anticipate opening the center in 2004.

              Each of Ivanhoe Cambridge and we will own an undivided 50% interest in Vaughan Mills as tenants in common. Pursuant to our co-ownership agreement with Ivanhoe Cambridge, each of us will receive our proportionate share of all revenues received from the project and will be responsible for the payment of our proportionate share of all expenses associated with the project. At any time following the fourth anniversary of the opening of Vaughan Mills, Ivanhoe Cambridge and we each can exercise a buy-sell provision. Pursuant to the buy-sell provision, the offering party can require that the other party either purchase for cash the entire interest of the offering party in the project, or sell to the offering party the interest of such other party. Ivanhoe Cambridge and we are sharing responsibilities for the development and leasing of the project. We will be responsible for property management. Other decisions require the approval of both Ivanhoe Cambridge and us. Disputes over decisions generally are subject to arbitration, but certain specified major decisions, such as the financing, sale or redevelopment of the project, the budget for the construction of the project, and the initial decision to proceed with construction of the project, are not subject to arbitration.

              Meadowlands Xanadu—East Rutherford, New Jersey:    In October 2002, we submitted a proposal, which was subsequently supplemented, to the New Jersey Sports & Exposition Authority to redevelop the Continental Arena site in East Rutherford, New Jersey. Our Meadowlands Xanadu proposal was selected on February 12, 2003 by the New Jersey Sports & Exposition Authority, providing the Xanadu team with the exclusive right to negotiate a developer's agreement. We are teamed with Mack-Cali Realty Corporation, a leading owner and manager of class A office properties located primarily in the Northeast United States, and the New York Giants football organization on this project.

              Upon completion, Meadowlands Xanadu will be a 4.76 million square foot family entertainment and recreation complex that will include five themed zones: sports and recreation, kid's activities and fashion, and an office and hotel component. The Meadowlands Xanadu proposal features the Snow Dome, America's first year-round indoor Alpine ski resort with real snow and chair lifts. In addition to the Snow Dome, Meadowlands Xanadu will feature a baseball park to house the Bergen Cliff Hawks minor league baseball team and the Bergen River Dogs professional lacrosse team. Additional active and spectator activities include an ESPN XGames Skatepark (extreme wheel sports), an indoor surfing wave, a grand movie palace, a small format live entertainment venue and a Wildlife Museum. Xanadu will also include the Meadowlands Area YMCA, with multi-purpose areas, spaces dedicated to basketball and gymnastics, an aquatic center, locker rooms and a child care facility. Other entertainment and recreation features are expected to include The House of Blues, UnderWater World aquarium, Wannado, where children can role-play adult professions such as news reporter, television producer, airline pilot or dozens of other jobs in an entertaining and educational environment, and a PBS Kids Pavilion. The office and hotel space will total 2.2 million square feet, consisting of four 14-story, 440,000 square-foot office buildings and a 520-room hotel with conference and exhibition facilities.

              We expect that Meadowlands Xanadu will be developed by a joint venture between an affiliate of Mack-Cali Realty Corporation and Meadowlands Mills Limited Partnership. We are in the process of negotiating the joint venture agreement and our equity requirement has not yet been determined. Meadowlands Mills Limited Partnership, the entity that submitted the bid to redevelop the Continental Arena site, is a joint venture solely owned by us and Kan Am. Empire, Ltd., the current owner of land adjacent to the Continental Arena site, and Benjamen Lazare have the right under certain circumstances to be admitted as limited partners to Meadowlands Mills Limited Partnership. As of December 31, 2002, we had invested $105.3 million in Meadowlands Mills Limited Partnership. Of the amount we had invested as of December 31, 2002, $48.3 million is an advance to Meadowlands Mills Limited Partnership. Kan Am's invested capital in Meadowlands Mills Limited Partnership was $24.0 million as of December 31, 2002. The Meadowlands Mills Limited Partnership agreement provides for Kan Am's right to require Meadowlands Mills Limited Partnership to redeem its interest in the joint venture if a construction loan is not obtained by June 30, 2004.

              Pursuant to the Meadowlands Mills Limited Partnership agreement, we and Kan Am each will receive a cumulative construction period preference and a priority return during operations equal to 9% per annum. Prior to securing qualified permanent financing, our construction period preference will be subordinated to Kan Am's construction period preference. Additionally, payment of our construction period preference will be made only from proceeds of the construction loan and only if the terms of the construction loan documentation so permit. We currently guarantee Kan Am's preference. Beginning on the "Project Commencement Date," which is the date on which certain material contingencies have been satisfied, we will guarantee the return of Kan Am's capital contribution upon exercise of its redemption right, which may occur prior to securing the construction loan. We will guarantee Kan Am's portion of the construction debt when a construction loan is obtained. Our guarantee of Kan Am's preference and Kan Am's portion of the construction debt will continue until qualified permanent financing is secured for the project. As of December 31, 2002, Kan Am's unpaid preference was $0.54 million.

              At specified times following the tenth anniversary of the project's opening, either we or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the partnership.

              On March 27, 2003, Hartz Mountain Industries, Inc. filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports & Exposition Authority from entering into a contract with Mack-Cali Realty Corporation and us for the redevelopment of the Continental Arena site. We believe that our proposal fully complied with applicable laws and the request for proposals, and we plan to vigorously enforce our rights concerning this project. We do not currently believe that this lawsuit will have any material affect on our ability to develop the project.

              In conjunction with the formation of Meadowlands Mills Limited Partnership we acquired a mortgage interest in a 587-acre tract of land commonly known as the "Empire Tract" which is adjacent to the Continental Airlines site. We originally planned to develop a mixed-use development to be known as "Meadowlands Mills" on the Empire Tract. Meadowlands Mills would consist of 2.0 million square feet of GLA, plus office and hotel space. The project would be developed on an entitled site of 90.5 acres, plus roads and retention facilities. Assuming the completion of a successful development agreement with the New Jersey Sports & Exposition Authority, we will convey the Empire Tract to the State of New Jersey. If we are not successful in concluding a development agreement, we will continue our efforts to develop Meadowlands Mills.

              Pittsburgh Mills—Pittsburgh Mills:    In December 2002, Mills-Kan Am Pittsburgh Limited Partnership ("Mills-Kan Am Pittsburgh") and A.V. Associates Limited Partnership ("AV Associates") entered into a partnership agreement for the development of Pittsburgh Mills, which will be located on approximately 313 acres of land in Frazer Township, Pennsylvania.

              AV Associates is obligated to contribute a portion of the land on which the mall will be situated and the rights to acquire the remaining land that will be used for the mall, as its initial capital contribution. The agreed value of these contributions is valued initially at approximately $13.11 million, which value may be reduced under certain circumstances. Mills-Kan Am Pittsburgh Limited Partnership, which holds a 75% equity interest in Pittsburgh Mills Limited Partnership, is obligated to fund three times AV Associates' initial capital contribution. Each partner will have the option, but not the obligation, to fund any additional capital necessary for the development of the project. In addition to each party's initial capital contribution, each of the parties has agreed to pay certain liabilities that accrued prior to the formation of Pittsburgh Mills Limited Partnership. AV Associates will receive a construction period preference equal to 5.5% and a priority return during operations equal to 11% per annum on its qualifying initial capital contribution and 14% per annum on its qualifying additional capital contributions. Mills-Kan Am Pittsburgh Limited Partnership will receive a cumulative construction period preference equal to 11%, a priority return during operations equal to 11% per annum on its qualifying initial capital contributions and 14% per annum on its qualifying additional capital contributions. Any residual cash flow after preference payments will be distributed 75% to Mills-Kan Am Pittsburgh and 25% to AV Associates and repayment of additional capital contributions.

              Commencing on the fifth anniversary of the opening of Pittsburgh Mills, we have the right to require AV Associates to sell its interest in Pittsburgh Mills Limited Partnership to us, and AV Associates has the right to require us to buy its interest in Pittsburgh Mills Limited Partnership. In addition, commencing one year after the opening and terminating three years after the opening, AV Associates may elect to convert a certain portion of its partnership interest in Pittsburgh Mills Limited Partnership to cash or limited partnership units of Mills LP, at our election.

              If, after the opening of Pittsburgh Mills and prior to the exercise of the AV Associates' conversion right described above, a dispute arises regarding a "Major Decision," as defined in the partnership agreement, either Mills-Kan Am Pittsburgh or AV Associates can exercise a buy-sell right. Pursuant to the buy-sell provision, the partner receiving a buy/sell notice can elect to either purchase the other partner's interest in the project or sell its interest in the project to the other party.

              Mills-Kan Am Pittsburgh Limited Partnership, through which we will operate our interest in the Pittsburgh Mills project, is a joint venture between us and Kan Am. Each of us is required to fund 50% of Mills-Kan Am Pittsburgh initial capital contribution of $39.3 million. We anticipate that the total capital to be contributed by Mills-Kan Am Pittsburgh to Pittsburgh Mills Limited Partnership will be $47.2 million. As of December 31, 2002, we had contributed $2.3 million. Kan Am had not contributed any capital as of December 31, 2002.

              Under the terms of the joint venture agreement between us and Kan Am, each of us will receive on a pro rata basis a cumulative construction period preference and a priority return during operations equal to 11% per annum on its qualifying equity. Any residual cash flow after preference payments will be distributed 75% to us and 25% to Kan Am. Proceeds from a major capital event, such as the sale of the property or the receipt of proceeds arising from condemnation of the property, will be distributed to the partners on a pro rata basis after the return of all capital contributions and the payment of any accrued but unpaid preferences. Commencing with the grand opening of the project, we will be entitled to receive an annual asset management fee that will be cumulative and will be payable solely out of Kan Am's share of pro rata distributions of cash flow or sales proceeds.

              We will guarantee Kan Am's portion of construction debt and Kan Am's construction period preference until qualified permanent financing is secured for the project, except that the amount of preference guaranteed by us will be reduced to 9% following the substantial completion and opening of the project.

              Kan Am will have the right to require the joint venture to redeem Kan Am's interest in the joint venture if specified conditions have not been met by a "redemption date," in exchange for the sum of Kan Am's total equity investment plus any unpaid construction period preference payments. The "redemption date" is June 30, 2004 or twelve months following the date that Kan Am has fully contributed its required equity to the joint venture. This redemption obligation is guaranteed by us. The specified conditions include the closing and initial funding of the construction loan, and the receipt of proceeds from public financings. We expect these conditions to be satisfied in the [spring of 2003,] but no assurance can be given that such conditions will be satisfied by that date.

              San Francisco Piers 27-31—San Francisco, California:    In April 2001, the San Francisco Port Commission awarded us the exclusive right to negotiate for a long-term lease on Piers 27-31 on the San Francisco waterfront, to develop a full-price mixed-use retail, office, entertainment and recreation project. These negotiations have begun and are ongoing.

              Block 37—Chicago, Illinois:    In June 2002, we were selected by the City of Chicago to negotiate the development of Block 37 (108 N. State Street), a key city block opposite the Marshall Fields department store in downtown Chicago, as a mixed-use project including retail, residential and hotel uses. These negotiations are ongoing.

Projects Under Review

              In addition to the projects discussed above, we are also conducting due diligence on several other proposed sites for future projects, including sites in Cleveland, Ohio; Woodbridge, Virginia; Boston, Massachusetts; Tampa, Florida; and San Francisco, California. We are also reviewing other potential development opportunities internationally. For example, in Spain, we are exploring follow-on opportunities beyond Madrid Xanadú for sites in and around Seville,

Bilbao, Valencia and Barcelona. In addition, in Italy, our efforts are concentrated on several well-located sites in Milan, suburban Florence and Rome.

Additional Factors

              Seasonality.    The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the holiday season. As a result, a substantial portion of percentage rent is not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and funds from operations, although this impact is largely mitigated by recognizing minimum rent on a straight-line basis over the term of related leases in accordance with GAAP.

              Environmental Matters.    We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition that we believe would have a material adverse effect on our financial condition or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that (a) future laws, ordinances or regulations will not impose any material environmental liability or (b) the current environmental condition of our properties have not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us.

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

              Insurance.    Management believes that all of our properties are adequately covered by insurance.

THE MILLS CORPORATION
(unaudited)

Off Balance Sheet Commitments

              As of December 31, 2002, our off-balance sheet commitments were as follows (dollars in thousands):

•
At December 31, 2002, we had unused capacity under our revolving loan totaling $175,000 which will be used to fund acquisitions, development and as a working capital facility.

•
Letters of credit totaling $396 have been provided to certain utility companies and The Ministry of Finance of the Province of Ontario, Canada as security for certain performance criteria.

•
We generally guarantee our share of any construction loan and our joint venture partners' (Kan Am and Stevinson) share of the construction loan until permanent financing is obtained. The amount guaranteed at December 31, 2002 was $284 million which is reduced as certain performance criteria are met. See the "Summary of Outstanding Unconsolidated Indebtedness" in Part I Item 2 of this annual report on Form 10-K for a summary of unconsolidated indebtedness.

•
The Meadowlands Mills joint venture has guaranteed the return of Kan Am's capital contribution to the Meadowlands Mills joint venture totaling $24,540, including accrued construction period preference, if a construction loan is not obtained by June 30, 2004. Beginning on the "Project Commencement Date", which is a date on which certain material contingencies have been satisfied, we will guarantee the return of Kan Am's capital contribution upon Kan Am's exercise of its redemption right, which may occur prior to securing the construction loan.

•
We have guaranteed the return of Kan Am's capital contribution to the St. Louis Mills joint venture totaling $32,306 as of December 31, 2002, including accrued construction period preference, if a construction loan is not obtained by December 12, 2003.

•
We generally guarantee a 9% preferred return on Kan Am's equity balance in unconsolidated joint ventures until permanent financing has been obtained.

•
During April and May 2001, we sold 750,000 shares of Series A Preferred Stock totaling $75,000 in a private placement. The Series A Preferred Stock is convertible into our common stock at a strike price of $25.00 per share. The Series A Preferred Stock is callable by us after the first year at a specified premium and has no sinking fund requirements. The Series A Preferred Stock is also subject to redemption at the option of the holders of series A preferred stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holder of the Series A Preferred Stock has the right to require us to redeem all of a portion of the Series A Preferred Stock for cash if (1) we cease to qualify as a REIT, (2) there is a change in control, as defined in the securities purchase agreement, (3) a material event of noncompliance occurs, as defined in the securities purchase agreement, or (4) shares of the Series A Preferred Stock remain issued and outstanding after April 30, 2006. The repurchase price will vary based on the event giving rise to the put right of the holder of the Series A Preferred Stock and the time of occurrence.

•
We guarantee a $10,000 letter of credit of which the obligor is Colorado Mills Limited Partnership. The letter of credit was issued in March 2002 to secure a bond issuance by Denver West Metropolitan District. As of December 31, 2002, there was no amount drawn on the letter of credit.

•
As of December 31, 2002, we have received construction loan commitments for the Madrid Xanadú development project totaling $201,859 million (€193 million). Amounts drawn on this construction loan will be fully guaranteed by us until a permanent loan is obtained.

THE MILLS CORPORATION

(unaudited)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments: Derivatives and Hedging

              In the normal course of business, we and our joint ventures are exposed to the effect of interest rate changes and foreign currency exchange rates that could affect our results of operations and financial condition or cash flow. We and the joint ventures limit these risks by following established risk management policies and procedures, including the use of a variety of derivative financial instruments to manage or hedge interest rate risk. We and the joint ventures do not enter into derivative instruments for speculative purposes. We and the joint ventures require that the hedging derivative instruments be effective in reducing interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.

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

              To manage interest rate risk, we and the joint ventures may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on an underlying exposure. Interest rate swaps and collars are contractual agreements between us or the joint ventures and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, our exposure is limited to the interest rate differential on the notional amount. We do not anticipate non-performance by any of our counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are included in interest expense as incurred or earned.

              Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures (for joint venture hedges) with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income (loss). Over time, the unrealized gains/losses held in accumulated other comprehensive loss will be recognized in earnings consistent with when the hedged items are recognized in earnings.

              In conjunction with our policy to reduce interest rate risk, we and our unconsolidated joint ventures have entered into the interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in LIBOR. Under the swaps, we receive LIBOR based payments and pay a fixed rate. A summary of the terms of the derivative instruments, as of December 31, 2002, a reconciliation of the fair value and adjustments to accumulated other comprehensive loss (in thousands) are as follows:

	WHOLLY OWNED	JOINT VENTURES
Hedge type	Cash Flow	Cash Flow
Description	Swap	Swap
Range of notional amounts	$37,000 – $175,000	$30,000 – $131,883
Range of interest rates	2.16% – 4.14%	1.95% – 5.35%
Effective start dates	6/7/03	1/2/03 – 6/1/03
Range of maturity dates	6/7/03 – 10/10/07	6/1/03 – 5/1/06
Total accumulated other comprehensive loss at December 31, 2001	$(82)	$(4,302)
Change in fair value for the year ended December 31, 2002	(10,363)	(10,850)

Total accumulated other comprehensive loss at December 31, 2002	$(10,445)	$(15,152)

              The Opry Mills joint venture acquired a construction loan in September 2000. In conjunction with this financing, Opry Mills entered into a collar agreement that effectively fixed LIBOR within a range from 6.275% to 7.0% on a notional amount of $170.0 million maturing in September 2002. In June 2002, the Opry Mills joint venture terminated the collar, but the debt for which the hedge was designated remained outstanding as a result of our acquisition of Gaylord's interest in Opry Mills subsequent to the termination of the collar agreement. Our share of the cost to terminate the hedge totaling $1.3 million was deferred and amortized as interest expense through September 2002, the original maturity date of the hedge. The joint venture partner's share of the collar termination was $0.6 million. The collar's accumulated other comprehensive loss at December 31, 2001 was $6.0 million and was reduced to zero at September 30, 2002 as a result of the termination and the effect of the passage of time on the fair value of the collar.

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

              For purposes of the Securities and Exchange Commission's market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2002. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, as of December 31, 2002, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented below. The following table provides information about our consolidated financial instruments that are sensitive to changes in interest rates as of December 31, 2002. For consolidated debt obligations, the table presents principal cash flows (in thousands) and related weighted average interest rates by expected maturity dates, including the effect of an interest rate swap currently in effect.

	2003	2004	2005	2006	2007	Thereafter	Total	Estimated Fair Value 12/31/02
Fixed rate mortgages, notes and loans payable	$12,469	$13,545	$14,102	$295,917	$184,681	$612,321	$1,133,035	$1,226,276
Average interest rate	8.16%	8.18%	7.80%	7.18%	5.43%	7.40%	7.04%
Variable rate mortgages, notes and loans payable	$27,198	$6,766	$31,798	$95,045	$1,350	$3,490	$165,647	$165,647
Average interest rate	3.96%	5.21%	4.59%	5.40%	7.61%	7.61%	5.06%

Foreign Currency Risk

              We are exposed to foreign exchange risk related to our foreign joint venture investment balance that is denominated in the foreign currency of the investment and thus requires re-measurement into the US dollar. The exposure to foreign exchange risk related to translating the income and expenses of its equity investments is minimal due to the fact that most transactions occur in the functional currency of that entity and the investments are not yet operational. We currently have not hedged this foreign joint venture investment balance; accordingly, a 10% change in foreign currency exchange rates would have resulted in an approximate $14 million US dollar impact to income before minority interest for the fiscal year ended December 31, 2002.

Item 8. Financial Statements and Supplementary Data

              The Financial Statements and Schedule appearing on pages F-1 to F-37 are incorporated herein by reference to Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

PART III

Item 10. Directors and Executive Officers of the Registrant

              The directors and executive officers of the Company and their positions and offices as of March 28, 2003 are set forth in the following table:

Name	Age	Position and Offices Held
Laurence C. Siegel	50	Chairman of the Board of Directors, Chief Executive Officer and Director
James F. Dausch	60	President, Development Division and Director
Kenneth R. Parent	42	Chief Operating Officer
Nicholas McDonough	46	Executive Vice President and Chief Financial Officer
James A. Napoli	56	President, Operating Division
D. Gregory Neeb	35	Executive Vice President and Chief Investment Officer
Dietrich von Boetticher	61	Vice Chairman and Director
John M. Ingram	67	Vice Chairman and Director
Charles R. Black, Jr.	55	Director
James C. Braithwaite	62	Director
Hon. Joseph B. Gildenhorn	73	Director
Harry H. Nick	61	Director
Franz von Perfall	61	Director
Robert P. Pincus	56	Director
Cristina L. Rose	56	Director

              Biographical summaries of the remaining directors and executive officers of the Company are included under the captions "Election of Directors (Proposal 1)—Our Board of Directors" and "Our Executive Officers," respectively, in our proxy statement for the 2003 Annual Meeting of Shareholders and are incorporated herein by reference. Information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

              Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Board, Committee and Director Compensation Information" and "Our Executive Officers—Executive Compensation" in our proxy statement for the 2003 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

              Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Voting Securities and Principal Holders Thereof" in our proxy statement for the 2003 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

              Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in our proxy statement for the 2003 Annual Meeting of Shareholders.

Item 14. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

              We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls after the date of our most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

15(a) LIST OF DOCUMENTS FILED AS PART OF FORM 10-K

              All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are included in the consolidated financial statements or are inapplicable and, therefore, have been omitted.

(3)    EXHIBITS

NUMBER	EXHIBIT
(1)3.1	Amended and Restated Certificate of Incorporation of the Company, as amended by First Amendment to Amended and Restated Certificate of Incorporation of the Company.
(2)3.2	Amended and Restated Bylaws of the Company
(3)3.3	Limited Partnership Agreement of the Mills LP, as amended (filed as part of Exhibits 10.1, 10.1A, 10.1B, 10.1C, 10.1D and 10.1E).
(1)3.4	Certificate of Designations, Preferences and Rights Relating to Series A Cumulative Convertible Preferred Stock of the Company.
(4)3.5	Certificate of Designations, Number, Voting Powers, Preferences and Rights of 9% Series B Cumulative Redeemable Preferred Stock of the Company.
(5)3.6	Certificate of Designations, Number, Voting Powers, Preferences and Rights of 9% Series C Cumulative Redeemable Preferred Stock.
(6)3.6A	Certificate of Increase of Authorized Number of Shares of Series C Cumulative Redeemable Preferred Stock
^^3.7	Certificate of Designations, Number, Voting Powers, Preferences and Rights of 8.75% Series D Cumulative Redeemable Preferred Stock of the Company.
(7)4.1	Specimen Common Stock Certificate of the Company.
(1)4.2	Specimen Series A Cumulative Convertible Preferred Stock Certificate of the Company.
(4)4.3	Specimen Series B Cumulative Redeemable Preferred Stock Certificate of the Company.
(5)4.4	Specimen Series C Cumulative Redeemable Preferred Stock Certificate of the Company.
(7)4.5	Agreement, dated March 15, 1999, among Richard L. Kramer, A.J. 1989 Trust, Irrevocable Intervivos Trust for the benefit of the Kramer Children, N Street Investment Trust, Equity Resources Associates, Herbert S. Miller, the Company and the Mills LP.
(3)4.6	Non-affiliate Registration Rights and Lock-up Agreement.
(3)4.7	Affiliate Registration Rights and Lock-up Agreement.
^^4.7A	Amendment No. 1 to the Registration Rights and Lock-up Agreement, effective as of February 24, 2003, by and between the Company and the other signatories thereto.
(1)4.8	Amended and Restated Contingent Securities Purchase Warrant issued May 11, 2001.
(1)4.9	Registration Rights Agreement, dated as of April 27, 2001, between the Company and iStar Preferred Holdings LLC ("iStar").
(1)4.9A	Amendment No. 1 to the Registration Rights Agreement, dated as of May 11, 2001, between the Company and iStar.
^^4.10	Registration Rights Agreement, dated as of March 26, 2003, by and among the Company, Ward W. Woods and Nebris Corporation.
(1)4.11	Amended and Restated Ownership Limit Waiver Agreement, dated as of May 11, 2001, between the Company and iStar.
^^4.12	Agreement Regarding Ownership Limit Waiver Agreement, dated October 2, 2002, between the Company and Cohen & Steers Capital Management Inc.
^^4.13	Ownership Limit Waiver Agreement, dated May 14, 2002, between the Company, Kan Am Limited Partnership and the other Kan Am affiliates named therein.
(8)4.14	Securities Purchase Agreement, dated as of April 27, 2001, between the Company and iStar.
(8)4.15	Amendment No. 1 to Securities Purchase Agreement, dated as of May 11, 2001, between the Company and iStar.
(3)10.1	Limited Partnership Agreement of Mills LP, as amended.
(1)10.1A	First Amendment to Limited Partnership Agreement of Mills LP.
(1)10.1B	Second Amendment to Limited Partnership Agreement of Mills LP.
(9)10.1C	Third Amendment to Limited Partnership Agreement of Mills LP.
^^10.1D	Fourth Amendment to Limited Partnership Agreement of Mills LP.
^^10.1E	Fifth Amendment to Limited Partnership Agreement of Mills LP.
(3)10.2	Form of Employee Non-Compete/Employment Agreements.
(10)10.3	Amended and Restated 1994 Executive Equity Incentive Plan.
(3)10.4	Form of Noncompetition Agreement between the Company, the Mills LP and each of Kan Am and the Kan Am Partnerships.
(3)10.5	Form of Noncompetition Agreement with Kan Am Directors.

(3)10.6	Agreement dated March 15, 1994 among Richard L. Kramer, A.J. 1989 Trust, Irrevocable Intervivos Trust for the Benefit of the Kramer Children, N Street Investment Trust, Equity Resources Associates, Herbert S. Miller, the Company and the Mills LP.
(3)10.7	Form of Indemnification Agreement between the Company and each of its Directors.
(11)10.8	Employment Contract effective as of April 1, 2000 by and between Laurence C. Siegel and the Company.
(2)10.9	Consulting Agreement, effective as of August 1, 2001, by and between Harry H. Nick and the Company.
(12)10.10	Consulting Agreement dated June 6, 2002 by and between John M. Ingram and the Company.
^^10.11	Revolving Credit Agreement dated as of May 20, 2002 among The Mills Limited Partnership, the banks and other entities named therein.
(13)10.12	Purchase and Sale Agreement, dated as of April 29, 2003, by and among Mills LP, Simon Property Group, L.P., M.S. Management Associates, Inc. Simon Property Group (Texas), L.P., and SPG Realty Consultants, L.P.
(14)10.13	Purchase and Sale Agreement, dated as of December 6, 2002, by and among The Cadillac Fairview Corporation Limited; Cadillac Fairview U.S., Inc.; CF Broward Mall, Inc.; CF Dover Mall L.P.; CF Esplanade L.P.; CF Northpark L.P.; CF Galleria at White Plains, L.P.; CF Cobb Associates; CF Gwinnett Associates; CFN, Inc.; Cadillac Fairview Shopping Center Properties (Mississippi) Inc.; Cadillac Fairview Shopping Center Properties (Louisiana) Inc.; Cadillac Fairview Shopping Center Properties (New York) Inc.; Cadillac Fairview Shopping Center Properties (Georgia) Inc. and Mills LP.
(14)10.13A	Amendment to Purchase and Sale Agreement, dated as of January 31, 2003.
(15)10.14	Mills Corporation 1999 Stock Option Plan.
^^12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
^^21.1	List of Subsidiaries of the Registrant.
^^23.1	Consent of Ernst & Young LLP, Independent Auditors.

^^
Filed herewith

(1)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.

(2)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(3)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994.

(4)
Incorporated by reference to the Registrant's Form 8-A filed with the Securities and Exchange Commission on October 8, 2002.

(5)
Incorporated by reference to the Registrant's Form 8-A filed with the Securities and Exchange Commission on December 16, 2002.

(6)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2003.

(7)
Incorporated by reference to the Registrant's Registration Statement on Form 3-11, Registration No. 33-71524, which was declared effective by the Securities and Exchange Commission on April 14, 1994.

(8)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2001.

(9)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)
Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration Number 333-81863, filed with the Securities and Exchange Commission on June 29, 1999.

(11)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2001.

(12)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2002.

(13)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2002.

(14)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2003.

(15)
Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration Statement Number 333-81865, filed with the Securities and Exchange Commission on June 29, 1999.

15(b) REPORTS ON FORM 8-K

              The Company filed nine reports on Form 8-K during the last quarter of the year ended December 31, 2002.

  •
  The Company's Current Report on Form 8-K dated December 13, 2002 and filed on December 20, 2002 under Items 2 and 7 made available information concerning the acquisition of the Riverside Square shopping center in Hacksensack, NJ on December 13, 2002.

  •
  The Company's Current Report on Form 8-K dated December 16, 2002 and filed on December 19, 2002 under Item 5 made available certain exhibits concerning the proposed public offering of 4.0 million shares of the Company's common tock, par value $0.01 per share, at a purchase price of $29.00 per share on or about December 20, 2002.

  •
  The Company's Current Report on Form 8-K dated December 12, 2002 and filed on December 16, 2002 under Item 5 made available certain exhibits concerning the proposed public offering of 3.0 million shares of the Company's series C preferred stock, par value $0.01 per share, at a purchase price of $25.00 per share on or about December 17, 2002.

  •
  The Company's Current Report on Form 8-K dated and filed on December 10, 2002 under Item 5 made available information regarding the Company's proposed acquisition of Riverside Square, and a portfolio of seven properties, comprised of five wholly owned properties and two joint venture properties, in two separate transactions.

  •
  The Company's Third Amendment Current Report on Form 8-K/A dated May 31, 2002 and furnished on November 27, 2002 under Item 7 made available certain exhibits concerning the completion of the acquisition of ownership interests held by Simon Property Group in five of the Company's unconsolidated properties and the public offering of 7,500,000 shares of the Company's common stock.

  •
  The Company's First Amendment Current Report on Form 8-K/A dated September 30, 2002 and furnished on November 14, 2002 under Items 7 and 9 corrected certain operational information concerning the Company and the properties owned or managed by it as of September 30, 2002 which was presented in the Form 8-K furnished under Item 9 on November 4, 2002.

  •
  The Company's Current Report on Form 8-K dated and furnished on November 14, 2002 under Item 9 made available the certifications by the Company's Chief Executive Officer and Chief Financial Officer that the information contained in the Quarterly Report on Form 10-Q fairly presented, in all material respects, the financial condition and results of operations of the Company and that the report was in full compliance with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

  •
  The Company's Current Report on Form 8-K dated September 30, 2002 and furnished on November 4, 2002 under Items 7 and 9 made available certain operational information concerning the Company and the properties owned or managed by it as of September 30, 2002.

  •
  The Company's Current Report on Form 8-K dated October 2, 2002 and filed on October 8, 2002 under Item 5 made available certain exhibits concerning the proposed public offering of 3.0 million shares of the Company's series B preferred stock, par value $0.01 per share, at a purchase price of $25.00 per share on or about October 9, 2002.

15(c) EXHIBITS

              The list of exhibits filed with this report is set forth in response to item 14(a)(3). The required exhibit index has been filed with the exhibits.

15(d) FINANCIAL STATEMENTS SCHEDULES

              Schedule III—Real Estate and Accumulated Depreciation

              Notes to Schedule III.

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003:

THE MILLS CORPORATION, a Delaware corporation
By:	/s/ LAURENCE C. SIEGEL Laurence C. Siegel Chairman of the Board of Directors, Chief Executive Officer and Director
By:	/s/ NICHOLAS MCDONOUGH Nicholas McDonough Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

              Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities indicated below on March 31, 2003:

Name	Title

/s/ LAURENCE C. SIEGEL Laurence C. Siegel	Chairman of the Board of Directors, Chief Executive Officer (principal executive officer) and Director
/s/ JAMES F. DAUSCH James F. Dausch	President, Development Division and Director
/s/ NICHOLAS MCDONOUGH Nicholas McDonough	Chief Financial Officer (principal financial officer and principal accounting officer)
/s/ DIETRICH VON BOETTICHER Dietrich von Boetticher	Vice Chairman and Director
/s/ JOHN M. INGRAM John M. Ingram	Vice Chairman and Director
/s/ CHARLES R. BLACK, JR. Charles R. Black, Jr.	Director
/s/ JAMES C. BRAITHWAITE James C. Braithwaite	Director
/s/ JOSEPH B. GILDENHORN Joseph B. Gildenhorn	Director
/s/ HARRY H. NICK Harry H. Nick	Director
/s/ FRANZ VON PERFALL Franz von Perfall	Director
/s/ ROBERT P. PINCUS Robert P. Pincus	Director
/s/ CRISTINA L. ROSE Cristina L. Rose	Director

CERTIFICATIONS UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

CERTIFICATION

I, Laurence C. Siegel, certify that:

1.
I have reviewed this annual report on Form 10-K of The Mills Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ LAURENCE C. SIEGEL Laurence C. Siegel Chief Executive Officer

CERTIFICATIONS UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

CERTIFICATION

I, Nicholas McDonough, certify that:

1.
I have reviewed this annual report on Form 10-K of The Mills Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ NICHOLAS MCDONOUGH Nicholas McDonough Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
THE MILLS CORPORATION

              We have audited the accompanying consolidated balance sheets of The Mills Corporation as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of The Mills Corporation. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Mills Corporation as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

              As discussed in Note 2 of the Notes to the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for stock-based compensation plans, and in 2001 changed its method of accounting for certain derivative instruments.

                                /s/ ERNST & YOUNG LLP

McLean, Virginia
February 19, 2003,
except for the first and second paragraphs
of Note 18, as to which the
date is March 27, 2003

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Income producing property:
Land and land improvements	$263,865	$184,396
Building and improvements	1,041,150	769,781
Furniture, fixtures and equipment	54,250	44,989
Less: accumulated depreciation and amortization	(293,038)	(251,285)

Net income producing property	1,066,227	747,881
Land held for investment and/or sale	11,531	8,818
Construction in progress	103,278	70,702
Investment in unconsolidated joint ventures	682,723	341,819

Net real estate and development assets	1,863,759	1,169,220
Cash and cash equivalents	79,195	9,376
Restricted cash	28,600	30,133
Accounts receivable, net	41,773	30,921
Notes receivable	23,650	16,911
Deferred costs, net	94,023	66,622
Other assets	24,421	2,051

TOTAL ASSETS	$2,155,421	$1,325,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes, and loans payable	$1,298,682	$1,023,894
Accounts payable and other liabilities	105,205	72,510

	1,403,887	1,096,404

Minority interest	132,261	57,090
Series A cumulative convertible preferred stock, par value $0.01, authorized and outstanding 750,000 shares in 2002 and 2001	75,000	75,000

Series B cumulative redeemable preferred stock, par value $0.01, 4,300,000 authorized, issued and outstanding in 2002	107,500	—
Series C cumulative redeemable preferred stock, par value $0.01, 3,450,000 authorized and 3,400,000 issued and outstanding in 2002	85,000	—
Common stock, par value $0.01, authorized 100,000,000 shares, 43,196,297 and 28,462,926 shares issued and outstanding in 2002 and 2001, respectively	432	285
Additional paid-in capital	822,168	533,374
Accumulated deficit	(450,898)	(424,639)
Accumulated other comprehensive loss	(14,353)	(5,107)
Deferred compensation	(5,576)	(7,173)

Total stockholders' equity	544,273	96,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,155,421	$1,325,234

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
REVENUES:
Minimum rent	$125,122	$106,196	$103,550
Percentage rent	2,267	1,518	2,891
Recoveries from tenants	58,123	50,975	52,006
Other property revenue	15,748	15,211	10,314
Management fee income from unconsolidated joint ventures	10,925	10,436	8,445
Other fee income from unconsolidated joint ventures	8,856	8,097	8,637

Total operating revenues	221,041	192,433	185,843

EXPENSES:
Recoverable from tenants	52,562	43,065	44,333
Other operating	6,281	5,684	5,362
General and administrative	17,736	17,352	15,691
Depreciation and amortization	49,550	37,820	38,065

Total operating expenses	126,129	103,921	103,451

	94,912	88,512	82,392
OTHER INCOME AND EXPENSES:
Equity in earnings of unconsolidated joint ventures before extraordinary items	30,522	12,525	16,571
Interest income	7,440	4,048	4,868
Interest expense, net	(52,168)	(57,737)	(56,736)
Other income (expense)	(653)	(2,307)	(4,210)
Foreign currency exchange gains, net	11,582	—	—

INCOME BEFORE GAIN ON SALE OF INTEREST IN FOODBRAND L.L.C., SALE OF COMMUNITY CENTERS, EXTRAORDINARY ITEMS, AND MINORITY INTEREST	91,635	45,041	42,885
Gain on sale of interest in FoodBrand L.L.C.	—	6,420	—
Gain on sale of community centers	—	—	18,370

INCOME BEFORE EXTRAORDINARY ITEMS AND MINORITY INTEREST	91,635	51,461	61,255
Extraordinary losses on debt extinguishments	(1,260)	(16,624)	(3,147)
Equity in extraordinary losses on debt extinguishments of unconsolidated joint ventures	(13)	(127)	(347)

INCOME BEFORE MINORITY INTEREST	90,362	34,710	57,761
Minority interest	(27,887)	(13,468)	(23,341)

NET INCOME	62,475	21,242	34,420
Series B and Series C Preferred Stock dividends	(2,555)	—	—

INCOME AVAILABLE TO COMMON SHAREHOLDERS	$59,920	$21,242	$34,420

EARNINGS PER COMMON SHARE — BASIC:
Income before extraordinary items, net of minority interests	$1.71	$1.25	$1.57
Extraordinary losses on debt extinguishments, net of minority interests	(0.03)	(0.40)	(0.09)

Income per common share	$1.68	$0.85	$1.48

EARNINGS PER COMMON SHARE — DILUTED:
Income before extraordinary items, net of minority interests	$1.68	$1.24	$1.56
Extraordinary losses on debt extinguishments, net of minority interests	(0.02)	(0.40)	(0.09)

Income per common share	$1.66	$0.84	$1.47

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	35,491	25,042	23,295

Diluted	36,355	25,491	23,338

DIVIDENDS PAID PER COMMON SHARE	$2.18	$2.12	$2.05

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

		Common Stock				Accumulated Other Comprehensive Loss
	Preferred Stock			Additional Paid-In Capital	Accumulated Deficit		Deferred Compensation		Total Comprehensive Income
		Shares	Amount					Total
BALANCES, DECEMBER 31, 1999	$—	23,192	$232	$440,924	$(379,306)	$—	$(1,823)	$60,027	$—
Restricted stock incentive program	—	168	2	2,883	—	—	(2,885)	—	—
Amortization of restricted stock incentive program	—	—	—	—	—	—	1,728	1,728	—
Units exchanged for common stock	—	3	—	53	(53)	—	—	—	—
Exercise of stock options	—	46	—	829	—	—	—	829	—
Dividends declared	—	—	—	—	(49,070)	—	—	(49,070)	—
Net income	—	—	—	—	34,420	—	—	34,420	34,420

BALANCES, DECEMBER 31, 2000	—	23,409	234	444,689	(394,009)	—	(2,980)	47,934	$34,420

Cumulative effect of a change in accounting principle	—	—	—	—	—	(1,279)	—	(1,279)	$(1,279)
Restricted stock incentive program	—	365	4	9,172	—	—	(9,176)	—	—
Amortization of restricted stock incentive program	—	—	—	—	—	—	4,983	4,983	—
Units exchanged for common stock	—	276	3	7,071	—	—	—	7,074	—
Exercise of stock options	—	438	4	8,308	—	—	—	8,312	—
Sale of common stock, net of expenses	—	4,025	40	90,744	—	—	—	90,784	—
Repurchase and retirement of common stock	—	(50)	—	(1,102)	—	—	—	(1,102)	—
Change in fair value of cash flow hedges	—	—	—	—	—	(3,828)	—	(3,828)	(3,828)
Dividends declared	—	—	—	—	(51,872)	—	—	(51,872)	—
Adjustment to minority interests	—	—	—	(25,508)	—	—	—	(25,508)	—
Net income	—	—	—	—	21,242	—	—	21,242	21,242

BALANCES, DECEMBER 31, 2001	—	28,463	285	533,374	(424,639)	(5,107)	(7,173)	96,740	$16,135

Sale of series B preferred stock	107,500	—	—	(3,723)	—	—	—	103,777	$—
Sale of series C preferred stock	85,000	—	—	(3,175)	—	—	—	81,825	—
Restricted stock incentive program	—	172	2	4,410	—	—	(4,412)	—	—
Amortization of restricted stock incentive program	—	—	—	—	—	—	6,009	6,009	—
Units exchanged for common stock	—	560	5	16,253	—	—	—	16,258	—
Exercise of stock options	—	683	7	13,823	—	—	—	13,830	—
Sale of common stock, net of expenses	—	13,318	133	364,263	—	—	—	364,396	—
Change in fair value of cash flow hedges	—	—	—	—	—	(9,246)	—	(9,246)	(9,246)
Dividends declared, common stock	—	—	—	—	(86,179)	—	—	(86,179)	—
Dividends declared, Series B and Series C Preferred Stock	—	—	—	—	(2,555)	—	—	(2,555)	—
Adjustment to minority interests	—	—	—	(103,057)	—	—	—	(103,057)	—
Net income	—	—	—	—	62,475	—	—	62,475	62,475

BALANCES, DECEMBER 31, 2002	$192,500	43,196	$432	$822,168	$(450,898)	$(14,353)	$(5,576)	$544,273	$53,229

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before minority interests	$90,362	$34,710	$57,761
Adjustments to reconcile income before minority interests to net cash provided by operating activities:
Net accretion of note receivable	(335)	(548)	(470)
Depreciation and amortization	49,550	37,820	38,065
Amortization of finance costs	5,347	3,565	2,899
Write-off of abandoned projects	2,717	3,799	6,279
Provision for losses on accounts receivable	798	1,852	874
Equity in earnings of unconsolidated joint ventures before extraordinary items	(30,522)	(12,525)	(16,571)
Gain on sales of property	(2,500)	(153)	(1,255)
Gain on sale of community centers	—	—	(18,370)
Gain on sale of interest in FoodBrand L.L.C.	—	(6,420)	—
Gain from foreign currency exchange, net	(11,582)	—	—
Extraordinary losses on debt extinguishments	1,273	16,751	3,494
Amortization of restricted stock incentive program	6,009	4,983	1,728
Other changes in assets and liabilities:
Accounts receivable	(663)	(1,820)	(8,738)
Notes receivable	1,897	4,298	1,189
Other assets	(1,248)	5,881	(1,903)
Accounts payable and other liabilities	(17,716)	(1,805)	13,404

Net cash provided by operating activities	93,387	90,388	78,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and development assets	(277,122)	(168,053)	(138,450)
Distributions received from unconsolidated joint ventures	42,224	28,134	44,003
Proceeds from sale of community centers, net	—	—	22,536
Proceeds from sale of property, net	5,000	350	3,840
Proceeds from sale of interest in FoodBrand L.L.C.	—	9,549	—
Acquisitions of real estate	(207,399)	—	—
Notes receivable	(9,778)	(8,687)	—
Deferred costs	(2,719)	(7,655)	(9,971)

Net cash used in investing activities	(449,794)	(146,362)	(78,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable	357,634	711,863	397,436
Repayments of mortgages, notes and loans payable	(379,003)	(706,369)	(301,711)
Refinancing costs	(5,278)	(21,321)	(5,542)
Decrease (increase) in restricted cash	533	(10,569)	(2,347)
Proceeds from public offering of common stock, net	364,396	90,784	—
Proceeds from sale of Series A Preferred Stock, net	—	69,343	—
Proceeds from sale of Series B and C Preferred Stock, net	185,602	—	—
Repurchase of common stock, net	—	(1,102)	—
Dividends paid to preferred shareholders	(618)	—	—
Dividends paid to common shareholders	(74,602)	(51,872)	(49,070)
Distributions to minority interests	(36,268)	(34,166)	(32,527)
Proceeds from exercise of stock options	13,830	8,312	829

Net cash provided by financing activities	426,226	54,903	7,068

Net increase (decrease) in cash and cash equivalents	69,819	(1,071)	7,412
Cash and cash equivalents, beginning of year	9,376	10,447	3,035

Cash and cash equivalents, end of year	$79,195	$9,376	$10,447

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$48,205	$54,529	$45,807

Non-cash investing and financing information provided in Note 17.

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share, unit and per share data)

1. ORGANIZATION

              The Mills Corporation (the "Company") is a fully integrated, self-managed real estate investment trust ("REIT") and provides all development, redevelopment, leasing, financing, management and marketing services with respect to all properties currently in operation. The Company conducts all of its business and owns all of its properties through The Mills Limited Partnership ("Mills LP") and its various subsidiaries. The Company is the sole general partner of Mills LP in which it owns a 1% general partner interest and a 71.68% limited partner interest as of December 31, 2002.

              The Company wholly owns or has ownership interests in and develops, redevelops, leases, acquires, expands and manages a portfolio currently consisting of 15 retail and entertainment-oriented centers (13 super-regional "Landmark Mills Centers" and two "21st Century Retail/Entertainment Centers"), two community shopping centers (the "Community Centers"), a portfolio of 46 single tenant properties subject to net leases that operate as CVS pharmacies ("Net Lease Properties"), and other related commercial development. The Landmark Mills Centers and the 21st Century Retail/Entertainment Centers comprise the primary focus of the Company's operations. The Company also focuses on developing projects internationally, its first international retail and entertainment project, Madrid Xanadú is currently under construction. As of December 31, 2002, Mills LP owns or holds an interest in the following operating projects:

LANDMARK MILLS CENTERS
Arizona Mills	Tempe, AZ (Phoenix)
Arundel Mills	Anne Arundel County, MD (Baltimore/Washington, DC)
Colorado Mills	Lakewood, CO (Denver)
Concord Mills	Concord, NC (Charlotte)
Discover Mills	Sugarloaf, GA (Atlanta)
Franklin Mills	Philadelphia, PA
Grapevine Mills	Grapevine, TX (Dallas/Fort Worth)
Gurnee Mills	Gurnee, IL (Chicago)
Katy Mills	Katy, TX (Houston)
Ontario Mills	Ontario, CA (Los Angeles)
Opry Mills	Nashville, TN
Potomac Mills	Woodbridge, VA (Washington, DC)
Sawgrass Mills and The Oasis at Sawgrass	Sunrise, FL (Ft. Lauderdale)
21ST CENTURY RETAIL AND ENTERTAINMENT CENTERS
Riverside Square	Hackensack, NJ (New York City/Northern New Jersey)
The Block at Orange	Orange, CA (Los Angeles)
COMMUNITY CENTERS
Concord Mills Marketplace	Concord, NC (Charlotte)
Liberty Plaza	Philadelphia, PA

              The Company is actively involved in the development of a number of projects, including Madrid Xanadú (Madrid, Spain), St. Louis Mills (St. Louis, MO), Cincinnati Mills (Cincinnati, OH), Pittsburgh Mills (Pittsburgh, PA) Vaughan Mills (Toronto, Canada), Meadowlands Xanadu (East Rutherford, NJ), and San Francisco Piers 27-31 (San Francisco, CA).

              Additionally, Mills LP owns MillsServices Corp. ("MSC"), a taxable REIT subsidiary formed in connection with the Company's initial public offering to provide development, management, leasing and financial services to entities in which the Company is not a significant investor. MSC owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that holds investments in certain retail joint ventures and owns 60% of FoodBrand L.L.C. ("FoodBrand") (see Note 4) the Company's food and beverage entity that was created in 1999 to master lease, manage and operate food courts and restaurants at the Company's properties.

              Prior to August 2001, Mills LP owned 5% of the voting common stock and 99% of the non-voting preferred stock of MSC. Through its ownership of 99% of MSC's non-voting preferred stock, Mills LP had the perpetual right to receive 99% of the economic benefits (i.e. cash flows) generated by MSC's operations. The Company provided all of the operating capital of MSC. The two individuals who had contributed nominal amounts of equity to MSC for 95% of MSC's voting common shares and 1% of MSC's preferred stock were officers and directors of both MSC and the Company. These two individuals' interests were aligned with the interests of the Company's management. Also, all of MSC's Board members were also Board members of the Company. All of these factors resulted in the Company having a controlling financial interest in MSC, and accordingly, the operations of MSC were consolidated by the Company. In August 2001, the Mills LP acquired 95% of MSC's voting common stock and 1% of MSC's non-voting preferred stock that it did not already own for fair market value, totaling $170.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

              The Company conducts its business through Mills LP, the Mills LP's wholly owned subsidiaries and affiliates. The consolidated financial statements include the accounts of the Company and all subsidiaries that the Company controls. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures under the equity method (see Note 7).

              All significant intercompany transactions and balances have been eliminated in consolidation. Minority interest represents the ownership interests in Mills LP not held by the Company.

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

              The Company is actively pursuing acquisition opportunities and will not be successful in all cases; costs incurred related to these acquisition opportunities are expensed when it becomes probable that the Company will not be successful in the acquisition.

              Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and improvements	40 years
Land improvements	20 years
Furniture, fixtures and equipment	7 years

              Total depreciation expense was $31,444, $26,900, and $26,598 for the years ended December 31, 2002, 2001 and 2000, respectively.

REAL ESTATE AND DEVELOPMENT ASSETS (Continued)

              Total interest expense capitalized to real estate and development assets, including amounts capitalized on the Company's investments in unconsolidated joint ventures under development, was $40,739, $25,670, and $21,058 for the years ended December 31, 2002, 2001, and 2000, respectively.

              Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition. The Company uses various valuation methods to allocate the purchase price of acquired property between land, buildings and improvements, equipment, and other identifiable intangibles such as lease origination costs, acquired below market leases, and any debt assumed. The Company's allocation of the purchase prices for the 2002 acquisitions is preliminary and is subject to change.

CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. Included in cash and cash equivalents at December 31, 2002 are short-term municipal bonds which mature in January 2003.

RESTRICTED CASH

              Restricted cash consists primarily of funds invested in cash collateral accounts. The purpose of the cash collateral accounts is to hold proceeds from certain transactions and to fund maintenance reserves, interest, taxes and payments on debt. The cash collateral accounts are controlled by the lenders.

ACCOUNTS RECEIVABLE

              Accounts receivable include amounts billed to tenants, deferred rent receivable arising from straight-lining of rents and accrued recoveries from tenants. Management evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect the amounts estimated to be uncollectible. The allowance for doubtful accounts was $2,104 and $1,478 at December 31, 2002 and 2001, respectively.

DEFERRED COSTS

              Deferred costs consist of loan fees and related expenses which are amortized on a straight-line basis that approximates the interest method over the terms of the related notes. In addition, deferred costs include leasing charges, comprised of tenant construction allowances and direct salaries and other costs incurred by the Company to originate a lease, which are amortized on a straight-line basis over the terms of the related leases. Total amortization expense was $23,453, $14,485, and $14,366 for the years ended December 31, 2002, 2001 and 2000, respectively. Total accumulated amortization of deferred costs was $108,238 and $79,132 at December 31, 2002, and 2001, respectively.

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

              MSC, a wholly owned subsidiary of the Company, has entered into agreements with the unconsolidated joint ventures (see Note 7) to provide management, leasing, development and financing services for the joint venture properties. For management services, MSC is entitled to receive a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate per square foot of space leased that is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the pre-development stage of the project and subsequently recognized ratably during the development period once a development agreement is executed. For financial services, MSC receives an agreed upon percentage of the total loan commitment that is recognized when a construction loan or permanent loan is executed by the lender. Costs

REVENUE RECOGNITION (Continued)

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

INCOME TAXES

              The Company elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its short taxable year ended December 31, 1994. Federal income taxes are not provided for because the Company believes it qualifies as a REIT under the provisions of the Internal Revenue Code ("IRC") and will distribute in excess of its taxable income to its shareholders. As a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and to meet certain other requirements. The differences between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relate primarily to temporary differences, principally real estate depreciation.

              MSC, the Company's consolidated IRC subchapter C corporate subsidiary, is subject to federal and state income taxes at the prevailing tax rates. MSC has an estimated federal net operating loss carryforward of $44.5 million at December 31, 2002. A valuation allowance has been established for deferred tax assets principally relating to the loss carryforward as there can be no assurance that MSC will generate taxable income in future years.

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

              The unaudited tax treatment of dividends paid per common share for the years ended December 31, 2002, 2001 and 2000 were as follows:

	Year Ended December 31,
	2002	2001	2000
	(unaudited)
Ordinary income per common share	$0.75	$—	$0.51
Capital gain per common share	0.12	—	—
Return of capital per common share	1.31	2.12	1.54

Dividends paid per common share	$2.18	$2.12	$2.05

FOREIGN OPERATIONS

              The U.S. dollar is the functional currency of the Company's consolidated and unconsolidated entities operating in the United States. The functional currency for the Company's consolidated and unconsolidated entities operating outside of the United States is the local currency of the country in which the entity is located.

              The Company's consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts which represent significant, non recurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are immaterial. The Company translates its share of the income of its unconsolidated entities when the functional currency is not the U.S. dollar at the

FOREIGN OPERATIONS (Continued)

average exchange rate for the period. The Company and its foreign entities have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are included in the Company's results of operations. The Company's foreign currency gain, net totaling $11,582 arises primarily from the remeasurement of intercompany advances to unconsolidated joint ventures. In addition, gains or losses are recorded in the income statement when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than the exchange rate in effect when the transaction was initiated.

              As of December 31, 2002 and 2001, the Company has foreign investments of approximately $218,064 and $74,665, respectively. The largest portion of this investment is in Spain and the investment's functional currency is the Euro.

SEGMENT REPORTING

              The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company's properties consist of "Landmark Mills" super-regional, retail and entertainment oriented properties, "21st Century Retail and Entertainment" retail and entertainment properties, two community shopping centers, food courts and several restaurant operations, a portfolio of 46 Net Lease Properties, and other retail operations. Each of the Company's centers are separate operating segments which have been aggregated and reported as one reportable segment because they have characteristics so similar that they are expected to have essentially the same future prospects. These economic characteristics include similar returns, occupancy and tenants and each is located near a metropolitan area with similar economic demographics and site characteristics. This reportable segment consists of greater than 90% of the Company's assets, revenues and income for each of the years presented.

ACCOUNTING CHANGES: STANDARDS IMPLEMENTED AND TRANSITION ADJUSTMENT

              On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." (together "SFAS No. 133") SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

NEW ACCOUNTING PRONOUNCEMENTS

              In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 141 ("FASB No. 141"). FASB No. 141 supercedes APB Opinion No. 16 "Business Combinations" and requires separate identification and allocation of purchase price to in-place operating leases in connection with the purchase of real estate assets. This fair value will be a function of whether the remaining cash flows under the leases at the acquisition date are favorable or unfavorable relative to market prices. The impact of the adoption of FASB No. 141 did not have a material impact on the Company's financial position or results of operations.

              In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121's fundamental provisions for recognition/measurement of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The adoption of SFAS No. 144 by the Company as of January 1, 2002 did not have a material impact on the Company's financial results.

              In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." It also rescinds FASB Statement No. 44, "Accounting for Intangible Assets or Motor Carriers," and amends FASB Statement No. 13, "Accounting for Leases." Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company expects that the impact of adopting SFAS No. 145 will result in reclassifying prior year extraordinary losses from extinguishment of debt so that they are reflected as part of ordinary income. The Company does not expect that any other provisions of SFAS No. 145 will materially impact the Company subsequent to adoption.

              In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS No. 148"). SFAS 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Prior to 2002, the Company accounted for the stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs for the years 2001 and 2000 only include costs associated with restricted shares vested during those years. No stock-based employee compensation cost related to options is reflected in 2001 and 2000 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation prospectively to all employee awards granted, modified, or settled after January 1, 2002. This adoption had an immaterial impact to the 2002 results of operation. Awards under the Company's plans vest over periods ranging from three to ten years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the

NEW ACCOUNTING PRONOUNCEMENTS (Continued)

effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (See also Note 14).

	Years Ended December 31,
	2002	2001	2000
Net income as reported	$62,475	$21,242	$34,420
Add: Stock-based employee compensation expense included in reported net income, net of minority interest	3,604	2,680	1,304
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest.	(4,065)	(3,466)	(1,986)

Pro forma net income	62,014	20,456	33,738
Deduct: Series B and C preferred stock dividends	(2,555)	—	—

Pro forma income available to common shareholders	$59,459	$20,456	$33,738

Earning per common share:
Basic – as reported	$1.68	$0.85	$1.48
Basic – as pro forma	$1.67	$0.81	$1.45
Diluted – as reported	$1.66	$0.84	$1.47
Diluted – pro forma	$1.64	$0.81	$1.45

              The Company adopted the disclosure provisions of FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Direct Guarantees of Indebtedness of Others," in the fourth quarter of 2002. The Company will apply the initial recognition and initial measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. Under FIN 45, at the inception of guarantees issued after December 31, 2002, the Company will record the fair value of the guarantee as a liability, with the offsetting entry being recorded based on the circumstances in which the guarantee was issued. The Company will account for any fundings under the guarantee as a reduction of the liability. In general, the Company issues guarantees in connection with obtaining construction loans for its unconsolidated joint ventures, and thus in those cases the offsetting entry will be capitalized to its investment in these joint ventures. Adoption of FIN 45 will have no impact to the Company's historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. The impact on future financial statements will depend on the nature and the extent of issued guarantees and the extent of future development activities.

              In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under FIN 46, companies will be required to determine if they are the primary beneficiary of a variable interest entity. If they are the primary beneficiary, the variable interest entity must be consolidated. All companies with variable interests in variable interest entities created after January 31, 2003 must apply the provisions of the FIN 46 immediately. Public companies with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of the FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. If it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, certain disclosures are required in all financial statements issued after January 31, 2003.

              Based on a preliminary review of FIN 46, the Company believes that it is reasonably possible that the adoption of FIN 46 will result in the consolidation of previously unconsolidated entities. The adoption of FIN 46 requires certain disclosures about variable interest entities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER COMMON SHARE

              Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the assumed conversion of stock issued pursuant to the Company's restricted stock program and stock option incentive program using the treasury stock method and the if-converted method for the Company's convertible preferred stock.

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

RECLASSIFICATIONS

              Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the current year presentation.

3. ACQUISITIONS

ACQUISITION OF RIVERSIDE SQUARE

              In December 2002, the Company acquired Riverside Square, a property located in Hackensack, New Jersey, six miles west of New York City, from Riverside 062 Partners, L.P., an unrelated third party. The total aggregate consideration of approximately $86,500, excluding closing costs of $1,067, was comprised of $21,500 in cash and newly acquired mortgage financing totaling $65,000. The cash component of the acquisition was financed with borrowings under the Company's existing revolving loan. The interest rate on the mortgage financing is fixed at 5.77% and the loan matures in January 2013.

ACQUISITION OF FOREST FAIR MALL

              In September, 2002, the Company, through its Mills LP, acquired the Forest Fair Mall in Cincinnati, Ohio along with all rights, title and interest thereto, from Gator Forest Partners, Ltd. ("Gator"), an unrelated third party. The acquisition was performed as part of an exchange transaction involving the sale of 27 net lease properties (see Note 18). The net purchase price of approximately $68,793 is comprised of the assumption of a $58,284 construction loan and $10,509 of cash funded from the Company's revolving loan. The construction loan matures in December 2006, and bears interest at LIBOR plus 2.0%. The Company is redeveloping and renovating the mall.

ACQUISITION OF JOINT VENTURE INTERESTS

              In May 2002, the Company acquired certain interests in five of its joint venture entities from Simon Property Group ("Simon"). In June 2002, the Company also acquired the outstanding interests in Opry Mills that it did not already own (see Note 7).

ACQUISITION OF THE OASIS AT SAWGRASS

              In October 2001, the Mills LP issued 1,245,000 Mills LP units to the Kan Am USA XIII Limited Partnership in exchange for the remaining 50% interest in The Oasis at Sawgrass that the Mills LP did not already own. The Mills LP units may be exchanged for cash or, at the discretion of the Company, shares of the Company's common stock. The acquisition gives the Company a 100% interest in the property. The consolidation of the assets and liabilities acquired, comprised primarily of real estate assets, have been treated as a non-cash investing activity.

PRO FORMA RESULTS OF OPERATIONS—UNAUDITED

              The following unaudited pro forma results of operations reflect the Company's acquisition of Simon's interest in five of its joint venture entities, the Company's acquisition of the interests in Opry Mills that it did not already own, and the Company's acquisition of Riverside Square, as if these transactions occurred on January 1, 2001 and 2002, respectively. In the Company's opinion, all significant adjustments necessary to reflect the effects of the sale of common stock, the use of the net proceeds there from and the acquisition of property interests have been made.

	Pro Forma Year Ended December 31,
	2002	2001
Revenues	$249,143	$239,492
Income available to common shareholders	$61,189	$24,825
Income per common share — basic	$1.60	$0.76
Income per common share — diluted	$1.58	$0.75

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

5. OTHER INCOME (EXPENSE)

              Other income (expense) consists of land sale gains and abandoned project costs. Most of the the remaining other income (expense) is composed of the operating margins and start-up costs associated with the Company's MEI-owned operations. In October 2001, the Company sold a 40% interest in FoodBrand to privately-held Panda Restaurant Group at which time the Company began accounting for its interest in FoodBrand using the equity method. The Company retained ownership of the FoodBrand operations at Franklin Mills which are included in other income

(expense) for all periods presented below. In June 2002, the Company sold a parcel of land to Gaylord Entertainment, the Company's former partner in Opry Mills.

	Years Ended December 31,
	2002	2001	2000
Revenues	$3,749	$27,214	$25,759
Expenses	(4,172)	(25,798)	(23,781)
Start-up costs	—	—	(1,126)
Abandoned projects	(2,717)	(3,799)	(6,279)
Gains on land sales	2,500	153	1,255
Other	(13)	(77)	(38)

Total other income (expense)	$(653)	$(2,307)	$(4,210)

6. NOTES RECEIVABLE

              Notes receivable held by MSC include $2,654 and $3,733 at December 31, 2002 and 2001, respectively, relating to a reimbursement and annexation agreement with the Village of Gurnee ("Village") to reimburse the owner of Gurnee Mills for the cost of certain public improvements. The Village has executed a non-interest bearing note for $15,000 to be paid from taxes collected from tenants of Gurnee Mills during a ten-year period beginning one year after Gurnee Mills opened in August 1991. In 1996, the note was amended and the note amount increased to $17,500 to be paid over a thirteen-year period. The note was recorded in 1991 at its net present value based on the estimated taxes to be collected by the Village using a discount rate of 10%. Interest income earned was $335, $548 and $470 for the years ended December 31, 2002, 2001, and 2000, respectively. For the years ended December 31, 2002, 2001, and 2000, collections from the Village totaled $1,414, $1,202 and $1,386, respectively.

              During 2002, the Company, through its wholly owned subsidiary MEI, entered into an agreement with Settings, LLC, ("Settings") a tenant in Discover Mills operating under the name of the Home Company, to lend up to $14,000 to fund tenant allowances and inventory. The participating note bears interest at a weighted average rate of 8.8% and is secured by Settings' inventory. The balance at December 31, 2002 was $9,778.

              At December 31, 2002, there were no notes receivable relating to loans made to officers of the Company that have policy making authority. As a result of new regulations pursuant to the Sarbanes-Oxley Act of 2002, officers of the Company may no longer have loans issued to them from the Company and were required to repay any outstanding loans as of December 31, 2002. Notes receivable were $1,825 at December 31, 2001, relating to loans made to certain members of management (who do not have policy making authority to fund purchases of the Company's common stock on the open market). The notes were recourse, matured in April and September 2002 and accrued interest monthly at interest rates ranging from 6% to 8.0% per annum.

              Included in notes receivable at December 31, 2002 are notes receivable and accrued interest from the City of Hazelwood, Missouri totaling $9,535. The notes, which were acquired in connection with the Company's development of St. Louis Mills, earn interest at variable rates ranging from 9% to 10% through their maturity in October 2021.

	Years Ended December 31,
	2002	2001
Settings	$9,778	$—
City of Hazelwood	9,535	8,687
Village of Gurnee	2,654	3,733
Officer notes	—	1,825
Other	1,683	2,666

	$23,650	$16,911

7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

              The Company owns certain operating properties and properties under development through joint ventures in which the Company is a co-general and managing partner. The Company also holds investments in certain retail joint ventures through MEI including a 60% interest in FoodBrand (see Note 4). The Company does not consider itself to be in control of joint ventures when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures under the equity method.

              The Company calculates the equity in income or loss earned from its unconsolidated joint ventures based on the Company's estimate of each partner's economic ownership which is estimated based on anticipated stabilized cash flows as they would be distributed to each partner. Generally, under the terms of the respective joint venture agreements, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with residual sharing percentages specified in the joint venture agreement. Cash flow from capital events, including refinancings and asset sales is allocated first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages. The Company's residual sharing and capital contribution percentage for each joint venture property at December 31, 2002, is as follows:

Joint Venture	Residual Sharing Percentage	Capital Contribution Percentage
Arizona Mills	50.0%	50.0%
Arundel Mills	65.6%	43.8%
Colorado Mills	56.3%	37.5%
Concord Mills	65.6%	43.8%
Discover Mills	50.0%	—
Grapevine Mills	65.6%	43.8%
Katy Mills	62.5%	25.0%
Madrid Xanadú	66.7%	66.7%
Meadowlands Mills (1)	66.7%	33.0%
Ontario Mills	68.8%	43.8%
St. Louis Mills	75.0%	50.0%
The Block at Orange	50.0%	—
Vaughan Mills	50.0%	50.0%

(1)
The Company's residual sharing percentage for Meadowlands Mills will be 53.3% when the conditions to delivery of the executed joint venture documents from escrow have been satisfied.

              Pursuant to the joint venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. As of December 31, 2002 the Company has guaranteed repayment of $284 million of the joint venture specified debt, which guarantees generally continue until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District ("City"). The remaining aggregate amount of the special tax assessment is approximately $11,956 and will be collected over the remaining 18-year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

              The Company's real estate joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners. Additionally, there are provisions whereby the Company has guaranteed its partners' preference until permanent financing is obtained. The Company generally guarantees a 9% preferred return on Kan Am's equity balance.

              In June 2002, the Company completed the acquisition of the interest in Opry Mills held by its partner, Opryland Attractions, Inc. (a subsidiary of Gaylord Entertainment) in an arm's length transaction. Since the acquisition, the Company now holds 100% of the ownership interest in Opry Mills, and consolidates the operations of the entity. Prior to the acquisition the Company had a 66.7% residual sharing percentage and a 66.7% capital contribution percentage. The net consideration paid by the Company was approximately $30,910 in cash obtained from the sale of common stock in May 2002.

              In May 2002, the Company completed its acquisition of 50% of Simon Property Group's ("Simon") interest in Arizona Mills, with Taubman Centers ("Taubman") acquiring the remaining 50%. In addition, the Company acquired 75% of Simon's interest in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills (collectively the "Acquired Properties"), with Kan Am, a joint venture partner in each of the partnerships, acquiring the remaining 25%. The Company has historically accounted for these assets using the equity method of accounting and continues to do so after the acquisition as the Company continues to be a co-general and managing partner in which major business decisions require the approval of at least one other partner. The total consideration paid by the Company for the interests in the Acquired Properties was $124,480 in cash obtained from the sale of common stock in May 2002 (see Note 14). Prior to the acquisition, the Company's residual sharing percentage and capital contribution percentage were as follows:

Joint Venture	Residual Sharing Percentage	Capital Contribution Percentage
Arizona Mills	36.8%	36.8%
Arundel Mills	37.5%	25.0%
Concord Mills	37.5%	25.0%
Grapevine Mills	37.5%	25.0%
Ontario Mills	50.0%	25.0%

              Condensed combined balance sheets at December 31, 2002 and 2001 and condensed results of operations for the years ended December 31, 2002 and 2001 are presented below for all unconsolidated joint ventures, including investments in certain retail joint ventures held by MEI and a 60% interest in FoodBrand.

	December 31,
	2002	2001
ASSETS:
Income producing property	$1,268,252	$1,309,843
Land held for investment and/or sale	33,899	40,876
Construction in progress	365,916	250,271
Cash and cash equivalents	89,073	61,821
Restricted cash	24,702	12,780
Notes receivable	27,947	28,045
Deferred costs, net	366,194	410,873
Other	134,142	69,492

	$2,310,125	$2,184,001

LIABILITIES AND PARTNERS' EQUITY:
Debt	$1,396,404	$1,422,130
Other liabilities	141,868	124,942
Mills LP's accumulated equity	395,250	287,377
Joint venture partners' accumulated equity	376,603	349,552

	$2,310,125	$2,184,001

              The primary difference between the carrying value of the Company's investment in unconsolidated joint ventures and the Mills LP's accumulated equity noted above is primarily due to the Company's increased basis as a result of acquiring interests in joint ventures whereby the purchase price was not allocated to the joint venture. Additionally, the difference is due to capitalized interest on the investment balance, capitalized development and leasing costs which are recovered by the Mills LP through fees earned during construction, and loans to the joint ventures that are included in other liabilities. The difference is being amortized over 20 years.

	Years Ended December 31,
	2002	2001	2000
REVENUES:
Minimum rent	$181,775	$176,215	$145,513
Percentage rent	3,176	4,343	4,261
Recoveries from tenants	71,983	71,359	56,870
Other property revenue	21,867	20,252	23,358

Total revenues	278,801	272,169	230,002

EXPENSES:
Recoverable from tenants	65,324	63,453	52,714
Other operating	16,386	19,379	15,897
Depreciation and amortization	94,737	92,506	72,192

Total expenses	176,447	175,338	140,803

	102,354	96,831	89,199
OTHER INCOME (EXPENSE):
Interest income	3,073	4,047	9,519
Interest expense	(82,536)	(90,219)	(77,587)
Other income (expense)	22,324	14,590	11,787

INCOME BEFORE EXTRAORDINARY ITEMS	45,215	25,249	32,918
Extraordinary losses on debt extinguishments	(35)	(527)	(943)

NET INCOME	$45,180	$24,722	$31,975

MILLS LP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES BEFORE EXTRAORDINARY ITEMS	$30,522	$12,525	$16,571

EQUITY IN EXTRAORDINARY LOSSES ON DEBT EXTINGUISHMENTS OF UNCONSOLIDATED JOINT VENTURES	$(13)	$(127)	$(347)

              Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

              In March 2002, the Colorado Mills joint venture entered into a construction loan commitment of $160,000. Amounts drawn under this commitment will be guaranteed by the Company as amounts are drawn. The balance at December 31, 2002 was $118,329. The loan proceeds are used to finance the construction and lease-up of Colorado Mills. The loan bears interest at LIBOR plus 225 basis points and matures in March 2005, subject to two one-year extension periods exercisable by the Company, provided no events of default exist at the time of extension and the Company pays a non-refundable extension fee of 30 basis points for each extension. In conjunction with this loan, the Colorado Mills joint venture entered into an interest rate swap which fixes LIBOR at 2.442% on a notional amount of $78,000 maturing in November 2004 and a deferred start interest rate swap which fixes LIBOR at 2.43% beginning in January 2003 and maturing November 2004 on a notional amount of $32,000. Additionally, the Colorado Mills joint venture also obtained a $10,000 letter of credit from the lender. Colorado Mills opened to the public in November 2002.

              In November 2002, the Concord Mills joint venture entered into a loan agreement for approximately $181,000. The permanent loan matures in December 2012. The interest rate is 6.133% and the loan is secured by the Concord Mills property.

              In December 2002, the Katy Mills joint venture entered into a loan agreement for approximately $148,000. The permanent loan matures in January 2013. The interest rate is 6.693%, the loan is secured by the Katy Mills property and the Company guarantees $15,000 of this permanent loan. In connection with the refinancing of debt, the Katy Mills joint venture recognized an extraordinary loss on debt extinguishment totaling $35 due to the write-off of deferred loan costs. The Company's share of the loss was $13.

              In December 2002, the Madrid Xanadú joint venture entered into a construction loan agreement for approximately $201,859 (€193,000) (Euro "€") comprised of a $172,574 (€165,000) construction loan and a $29,285 (€28,000) Value Added Tax ("VAT") Facility. The loan matures three years from the date on which the first advance is made and bears interest at EuroLIBOR plus 1.55%, and is secured by the Madrid Xanadú property. There are various conditions precedent to loan funding including the achievement of certain leasing thresholds, finalization of various business arrangements and registration of certain documents that are required before a mortgage can be granted and finalization of the ground lease relating to El Corte Inglés, an anchor tenant. The Company will guarantee amounts drawn on this loan up until permanent financing is obtained.

              In April 2001, the Discover Mills Joint Venture entered into a construction loan agreement for approximately $182,200. The loan commitment matures in April 2004 and has a one-year extension option. The interest rate is LIBOR plus 2.25%, and is guaranteed by the Company. In November 2001, the Joint Venture entered into an interest rate swap agreements which effectively fixed the LIBOR rate at 2.91% on a notional amount of $126,700 maturing in June 2003, 1.9475% on a notional amount of $30,000 maturing April 2004 and a deferred start interest rate swap which effectively fixes LIBOR at 2.10% on a notional amount totaling $126,700 for the period June 2003 to April 2004.

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

              In August 1998, Simon Property Group ("Simon"), Chelsea GCA Reality Inc. ("Chelsea"), formed a joint venture ("Houston I") which purchased a site for a future shopping center development located approximately two miles from a site where Katy Mills Limited Partnership ("Katy"), an unconsolidated joint venture, was developing the Katy Mills shopping center. Katy is owned 62.5% by the Company and 37.5% by Kan Am (a major unit holder of the Company's Mills LP). The Company believed that Simon's participation in Houston I constituted a breach of other agreements between the Company and Simon. To ensure the economic potential of the Katy Mills development, Katy filed a suit against Simon and Chelsea. In October 1998, Katy executed a settlement agreement with Chelsea and Simon whereby Katy purchased Chelsea's interest in Houston I for $11,600 and Katy would make additional payments aggregating $21,400 over a four year period as consideration for not building a similar project nearby. The Company's future payments were initially secured by a pledge of 1,007,620 shares of the Company's common stock which were reduced pro rata as payments were made. The obligation was fully paid in January 2002 and the remaining number of shares were released.

              The purchase of Chelsea's interest in Houston I totaling $11,600 has been recorded on Katy's books as an investment in a partnership. The $21,400 payments were capitalized on Katy's books as a development cost as it was directly associated with the development of the Katy Mills. Based on Katy's ability to develop Katy Mills and execute long term leases with tenants, Katy is amortizing the $21,400 Chelsea payment over the period in which Katy benefits, which had been estimated at twenty years.

              The Madrid Xanadú project is a super-regional retail and entertainment center being developed in the municipality of Arroyomolinos, within the Communidad of Madrid. This project is being developed pursuant to two joint ventures between the Company and Parecelatoria De Gonzalo Chacón S.A. ("PGC"). One joint venture will develop, own and operate the retail component of the property and the other joint venture will develop, lease and operate the snow dome. The Company owns two-thirds of the retail joint venture and one-third of the snow dome joint venture. PGC contributed the land to the retail joint venture. The Company is obligated to contribute to the retail joint venture any capital, in excess of construction loan proceeds, required to complete the construction of the retail component of the project.

              The Company is also party to an agreement with PGC that has certain put/call provisions relating to PGC's interest after the construction period ends, that include, among other things, the right of PGC to require the Madrid Xanadú partnership to purchase PGC's interest in the joint ventures for a price of $36.6 million (€35 million), which price may be adjusted upward depending on the stabilized financial performance of the project.

              St. Louis Mills is a super-regional retail and entertainment center being developed in St. Louis, Missouri. The project is being developed pursuant to a joint venture agreement with an affiliate of Kan Am. The Company will guarantee Kan Am's portion of construction debt when obtained and Kan Am's construction period preference until qualified permanent financing is secured for the project. Kan Am will have the right, until specified conditions have been satisfied, to require the joint venture to redeem Kan Am's interest in the joint venture in exchange for the sum of Kan Am's total equity investment plus any unpaid construction period preference payments. This redemption obligation is guaranteed by the Company. The specified conditions include approval of the final project development budget and the satisfaction of all contingencies in the project development budget.

              In December 1997, an affiliate of Kan Am and a wholly-owned affiliate of Mills LP entered into a partnership agreement forming Meadowlands Mills Limited Partnership for the purpose of acquiring a mortgage interest in a 587 acre site located on the New Jersey Turnpike (I-95) adjacent to the Continental Arena site in East Rutherford, New Jersey. Empire, Ltd., the current owner of the 587 acre site, and Benjamin Lazare have the right under certain circumstances to be admitted as limited partners to Meadowlands Mills Limited Partnership.

              In October 2002, the Company submitted a proposal to the New Jersey Sports & Exposition Authority ("NJSEA") to redevelop the Continental Arena site, which will be named Meadowlands Xanadu. In February 2003, the NJSEA selected the Company's proposal to develop Meadowlands Xanadu, providing the Company and its development partners the exclusive right to negotiate a developer's agreement. Our development partners are an affiliate of Mack-Cali Realty Corporation and the New York Giants. Assuming the completion of a successful development agreement, the Company will convey the 587 acre parcel to the State of New Jersey.

              The Company expects that Meadowlands Xanadu will be developed by a joint venture between an affiliate of Mack-Cali Realty Corporation and Meadowlands Mills Limited Partnership. The Company is in the process of negotiating the joint venture agreement and its equity requirement has not yet been determined. As of December 31, 2002, the Company had invested $105.3 million in Meadowlands Mills Limited Partnership. Of the amount invested as of December 31, 2002, $48.3 million is an advance to Meadowlands Mills Limited Partnership. Kan Am's invested capital in Meadowlands Mills Limited Partnership was $24.0 million as of December 31, 2002. The Meadowlands Mills Limited Partnership agreement provides for Kan Am's right to require Meadowlands Mills Limited Partnership to redeem its interest in the joint venture if a construction loan is not obtained by June 30, 2004.

              Beginning on the "Project Commencement Date," which is the date on which certain material contingencies have been satisfied, the Company will guarantee the return of Kan Am's capital contribution upon exercise of its redemption right, which may occur prior to securing the construction loan. The Company will guaranty Kan Am's portion of the construction debt when a construction loan is obtained. The Company's guaranty of Kan Am's preference and Kan Am's portion of the construction debt will continue until qualified permanent financing is secured for the project. As of December 31, 2002, Kan Am's unpaid preference was $0.54 million.

              In February 1998, the Company secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills Landmark Center to be developed in Canada. The 180-acre site is located in the City of Vaughan at the southeast corner of Highway 400 and Rutherford Road, approximately 20 miles north of downtown Toronto, Canada.

The project will be developed jointly by the Company and by Ivanhoe Cambridge. As of December 31, 2002, the Company had invested $50.2 million in the project.

              In December 2002, Mills-Kan Am Pittsburgh Limited Partnership and A.V. Associates Limited Partnership ("AV Associates") entered into a partnership agreement for the development of Pittsburgh Mills, which will be located on approximately 313 acres of land in Frazer Township, Pennsylvania.

              Mills-Kan Am Pittsburgh Limited Partnership, through which the Company will operate its interest in the Pittsburgh Mills project, is a joint venture with Kan Am. The Company will guarantee Kan Am's portion of construction debt, when obtained, and Kan Am's preference until qualified permanent financing is secured for the project. As of December 31, 2002, the Company had invested $6.1 million in the project.

              Notes receivable from unconsolidated joint ventures were $127,603, $32,587 and $20,818 for the years ended December 31, 2002, 2001 and 2000, respectively. Interest income earned from advances to unconsolidated joint ventures totaled $4,276, $1,678 and $2,748 for the years ended December 31, 2002, 2001 and 2000, respectively.

8. MORTGAGES, NOTES AND LOANS PAYABLE

              Mortgages, notes and loans payable, consist of the following:

	December 31,
	2002	2001
The Mills Limited Partnership $75,000 unsecured revolving loan—interest payable monthly at LIBOR plus 2.75%, subject to certain leverage tests, maturing in June 2002 (with a one year extension option).	$—	$10,000
The Mills Limited Partnership $175,000 unsecured revolving loan—interest payable monthly at LIBOR plus 2.75%, subject to certain leverage tests, maturing in May 2005.	—	—
The Mills Limited Partnership term loan—interest payable monthly at LIBOR plus 2.25% with principal reduction of $10,000 in June 2002, and maturing June 2003.	—	45,000
The Mills Limited Partnership term loan—interest payable monthly at LIBOR plus 2.25% with principal reduction of $5,000 in June 2003 and 2004, maturing in May 2005. Interest has been fixed at 4.4% on the balance of the amortizing loan due to an interest rate swap that matures November 2004.	40,000	—
Potomac Mills/Gurnee Mills mortgage loan—principal and interest payments based on 30-year amortization with an anticipated balloon payment in March 2011, and maturity date of March 2031; interest rate at 7.46% per annum.	349,876	352,938
Franklin Mills/Liberty Plaza mortgage loan—principal and interest payments based on 30-year amortization with an anticipated balloon payment in May 2007 and required maturity in 2027; interest rate at 7.88% per annum on $103,795, 7.44% per annum on $18,846, and 6.22% per annum on $12,221.	134,862	136,658
Sawgrass Mills/The Oasis at Sawgrass mortgage loan—principal and interest payments due monthly with a maturity date in July 2006; original loan amount was $300,000; interest rate at 7.18% per annum.	296,268	298,982
Sawgrass Mills/The Oasis at Sawgrass mezzanine loan—interest payable monthly with a maturity date in July 2006; original loan amount was $37,000; interest rate at LIBOR plus 4.50%. Interest is considered to be fixed at 7.34% through June 2003 due to an amortizing interest rate swap on an original notional amount of $37,000 and 6.66% through June 2004 due to an interest rate swap on notional amount of $36,300.	36,499	36,857
Opry Mills mortgage loan—interest payable monthly with a maturity date of October 2007; interest rate at LIBOR plus 1.2%. Interest is considered to be fixed at 5.34% through maturity due to an interest rate swap on a notional amount of $175,000. Additional optional borrowing amount is $25,000	175,000	—
Cincinnati Mills constructions loan—interest payable monthly with a maturity date of December 2006: interest rate at LIBOR plus 2.0%. Interest is considered to be fixed at 4.42% through December 2004 due to an interest rate swap on a notional amount of $57,000. Total commitment on loan is $71,825.	58,447	—
Riverside Square mortgage loan—interest payable monthly through January 2005, principal and interest payment payable subsequently based on a 30-year amortization with an anticipated balloon payment in January 2013, and maturity date of January 2013; interest rate at 5.773% per annum.	65,000	—
Net Leased Properties mortgage loans—principal and interest payments based on a 30-year amortization with maturity dates ranging from October 2010 to January 2023; weighted average interest rate of 7.78% per annum.	102,994	104,000
Mainstreet Retail loan—principal and interest payments based on a 10-year amortization maturing in July 2010; interest rate at LIBOR plus 4.25%.	10,240	11,588
Concord Mills Residual III mortgage loan—interest only payable monthly at LIBOR plus 2.25% with a maturity date of June 2003.	17,590	13,119
Other notes and loans payable.	11,906	14,752

	$1,298,682	$1,023,894

              The Company's weighted average interest rate at December 31, 2002 and 2001, was 6.78% and 7.23%, respectively, of which $1,133,035 and $941,316 was fixed rate debt at December 31, 2002 and 2001, respectively. None of the Company's total outstanding consolidated debt at December 31, 2002 is unsecured.

              In September 2002, the Company refinanced its outstanding construction loan secured by Mills LP's interest in Opry Mills for $175,000. The loan bears interest at LIBOR plus 1.2% through the initial maturity date in October, 2005 and the Company expects to exercise its option to extend the maturity date for two one-year terms. The loan is secured by a deed of trust and assignment of tenant leases. In connection with the refinancing, the Company wrote off $1,260 of unamortized loan costs and paid no pre-payment penalties. This was reflected as an extraordinary loss on debt extinguishments. In July 2002, the Company entered into a deferred start swap agreement to effectively fix the variable rate at 4.14% on a notional amount of $175,000. The swap became effective in October 2002 and terminates in October 2007.

              In May 2002, the Company refinanced and increased its unsecured revolving loan from $75,000 to $175,000. The unsecured revolving loan is used to fund acquisitions and redevelopment activities and serves as a revolving capital facility. As of December 31, 2002, there were no balances outstanding on the unsecured revolving loan. Funds are available subject to certain performance measures and restrictive covenants. The unsecured revolving loan bears interest at a variable rate ranging from 175 basis points to 275 basis points over LIBOR subject to certain leverage hurdles. As of December 31, 2002, the unsecured revolving loan bore interest at LIBOR plus 2.75% and will mature in May 2005.

              Additionally in May 2002, the Company refinanced its term loan which is secured by Mills LP's equity interest in Franklin Mills. The term loan was permanently reduced from $45,000 to $40,000 and requires two mandatory repayments of $5,000 due in June 2003 and June 2004 and matures in May 2005. The interest rate is LIBOR plus 2.25%.

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

              Certain mortgages, notes and loans payable agreements provide for restrictive covenants relating to the maintenance of specified financial performance ratios such as minimum net worth, debt service coverage ratio, loan to value and restriction on future dividend and distribution payments. As of December 31, 2002, the Company was in compliance with these covenants.

              The aggregate maturities of the Company's borrowings (excluding the debts from the Company's joint venture entities) at December 31, 2002 are as follows:

2003	$39,667
2004	20,311
2005	45,900
2006	390,962
2007	186,031
Thereafter	615,811

$1,298,682

9. FINANCIAL INSTRUMENTS—DERIVATIVES AND HEDGING

              In the normal course of business, the Company and its joint ventures are exposed to the effect of interest rate changes. The Company and its joint ventures limit these risks by following established risk management policies and procedures including the use of a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company and its joint ventures do not enter into derivative instruments for speculative purposes. The Company and its joint ventures require that the hedging derivative instruments are effective in reducing the interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market through earnings.

              To manage interest rate risk, the Company and its joint ventures may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on an underlying exposure. Interest rate swaps and collars are contractual agreements between the Company, its joint ventures and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

              Interest rate hedges that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures (for joint venture hedges) with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income to the extent of the effective portion of the risk being hedged. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). Changes in fair value representing (1) the ineffectiveness of the hedging relationship and (2) any other component of fair value not related to the risk being hedged are recorded as interest expense through earnings. Some derivative instruments are associated with the hedge of an anticipated transaction. Over time, the unrealized gains/losses held in accumulated other comprehensive income (loss) will be recognized in earnings consistent with when the hedged items are recognized in earnings.

              In conjunction with the Company's policy to reduce interest rate risk, the Company, and its unconsolidated joint ventures, have entered into the following interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in LIBOR.

              The swaps require the Company to receive LIBOR and pay a fixed rate. A summary of the current and deferred start swap terms of the derivative instruments, a reconciliation of their fair values and adjustments to accumulated other comprehensive loss are as follows:

	Wholly-owned	Joint Venture
Hedge type	Cash Flow	Cash Flow
Description	Swap	Swap
Range of notional amounts	$37,000 - $175,000	$30,000 - $131,883
Range of interest rate	2.16% - 4.14%	1.95% - 5.35%
Range of effective start dates	6/7/03	1/2/03 - 6/1/03
Range of maturity dates	6/7/03 - 10/10/07	6/1/03 - 5/1/06
Total accumulated other comprehensive loss at December 31, 2001	$(82)	$(4,302)
Change in fair value for the year ended December 31, 2002	(10,363)	(10,850)

Total accumulated other comprehensive loss at December 31, 2002	$(10,445)	$(15,152)

              The Opry Mills joint venture acquired a construction loan in September 2000. In conjunction with this financing, Opry Mills entered into a collar agreement that effectively fixed LIBOR within a range from 6.275% to 7.0% on a notional amount of $170,000 maturing in September 2002. In June 2002, the Opry Mills joint venture terminated the collar. The Company's share of the cost to terminate the hedge totaling $1,276 was deferred and amortized as interest expense through September 2002, the original maturity date of the hedge.

              Within the next twelve months, the Company expects to reclassify from accumulated other comprehensive income (loss) $2,779 to earnings as interest expense and our unconsolidated joint ventures expect to reclassify $5,826 to earnings as interest expense from the balance held in accumulated other comprehensive income (loss), of which the Company's pro-rata share is $1,603.

              The Company's pro-rata share of accumulated other comprehensive loss after minority interest at December 31, 2002 was $14,353. The Company's comprehensive income for the year ended December 31, 2002 was $53,229.

10. LEASING ACTIVITIES

              The Company has noncancellable leases with tenants with remaining terms ranging from one to 23 years and requiring monthly payments of specified minimum rent. A majority of the leases require reimbursement by the tenant of substantially all operating expenses of the properties. Future minimum rental commitments under the noncancellable operating leases at December 31, 2002 are as follows:

2003	$123,176
2004	110,520
2005	95,716
2006	78,155
2007	66,155
Thereafter	241,887

$715,609

              These amounts do not include percentage rents which may become receivable under certain leases on the basis of tenant sales in excess of stipulated minimums.

              The Company has a noncancellable operating lease for its corporate headquarters in Arlington, Virginia. The lease commenced in April 1996 for a term of ten years. Total rental expense was $3,071, $2,675 and $2,066 for the years ended December 31, 2002, 2001 and 2000. Minimum rental payments under this lease subsequent to December 31, 2002, are as follows:

2003	$2,721
2004	2,788
2005	2,858
2006	1,319

$9,686

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

              Cash equivalents, restricted cash, accounts and notes receivable, accounts payable and other liabilities are carried at amounts which reasonably approximate their fair values.

              Fixed rate debt with an aggregate carrying value of $1,133,035 and $941,316 has an estimated aggregate fair value of $1,226,276 and $953,687 at December 31, 2002 and 2001, respectively. Estimated fair value of fixed rate debt is based on interest rates currently available to the Company for issuance of debt with similar terms, credit risk and remaining maturities. The estimated fair value of the Company's variable rate debt is estimated to be approximately equal to its carrying value of $165,647 and $82,578 at December 31, 2002 and 2001, respectively.

              Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2002, and current estimates of fair value may differ significantly from the amounts presented herein.

12. EMPLOYEE BENEFIT PLANS

              The Company has a 401(K) defined contribution benefit plan that covers all employees who are age 21 or older and have completed at least 60 days of service. Contributions made by employees electing to participate in the plan under salary reduction agreements are recorded when paid into the plan or, alternatively, accrued if unpaid. Employer contributions are accrued and paid into the plan periodically. Employer contributions were $1,550, $1,400 and $1,346 for the years ended December 2002, 2001 and 2000, respectively.

13. SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

              During April and May 2001, the Company sold 750,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") totaling $75,000 in a private placement. The Series A Preferred Stock has an initial coupon of 10.5% with annual 50 basis point increase in each of the next two years, with significant additional increases after the third year. The Series A Preferred Stock is convertible into the Company's common stock at a strike price of $25.00 per share. The Series A Preferred Stock is callable by the Company after the first year at a specified premium and has no sinking fund requirements. The Series A Preferred Stock is also subject to redemption at the option of the holders of Series A Preferred Stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holders of the Series A Preferred Stock have the right to require the Company to redeem all or a portion of the Series A Preferred Stock for cash if (1) the Company ceases to qualify as a REIT, (2) there is a change in control, as defined in the securities purchase agreement,

(3) a material event of noncompliance occurs, as defined in the securities purchase agreement, and (4) shares of the Series A Preferred Stock remain issued and outstanding after April 30, 2006. The Company contributed the proceeds to the Mills LP in exchange for preferred units. The preferred units are subject to the same terms and conditions as the Series A Preferred Stock. Due to the redemption features of the Series A Preferred Stock, the Company accounts for the dividends on the Series A Preferred Stock as interest expense.

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

14. CAPITAL STOCK

AUTHORIZED AND OUTSTANDING CAPITAL

At December 31, 2002 and 2001, the total number of shares authorized and outstanding were as follows:

	December 31, 2002		December 31, 2001
	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $0.01 par value	100,000,000	43,196,297	100,000,000	28,462,926
Non-voting common stock, $0.01 par value	50,000,000	—	50,000,000	—
Preferred stock
Series A Cumulative Convertible, $0.01 par value	750,000	750,000	750,000	750,000
Series B Cumulative Redeemable, $0.01 par value	4,300,000	4,300,000	—	—
Series C Cumulative Redeemable, $0.01 par value	3,450,000	3,400,000	—	—
Non-designated	11,500,000	—	19,250,000	—

SALE OF COMMON STOCK

              In December 2002, the Company sold an aggregate of 4,000,000 shares of common stock at an initial price of $29.00 per share. The net proceeds of the offering, which totaled approximately $114,920 after discounts and expenses, were initially used to reduce the Company's outstanding indebtedness under the revolving loan which was $96,000 at the date of the sale. The remaining proceeds were invested in short-term securities and used as working capital until January 2003 when the Company used the remainder to acquire the Cadillac Portfolio (see Note 18).

              In May 2002, the Company sold an aggregate of 7,500,000 shares of common stock at an initial price of $27.25 per share. The net proceeds of the offering, which totaled approximately $202,460 after discounts and expenses, were initially used to reduce the Company's outstanding indebtedness under the revolving loan and used as working capital until May 31, 2002. On May 31, 2002, the Company used approximately $124,480 of the net proceeds to acquire 50% of Simon's interest in Arizona Mills and 75% of Simon's interests in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills. On June 28, 2002, the Company used approximately $30,910 of the net proceeds to acquire the ownership interests in Opry Mills that it did not already own (see Note 7).

              In February 2002, the Company sold an aggregate of 1,818,179 shares of common stock in two concurrent offerings at an initial purchase price of $27.50 per share. The net proceeds of both offerings, which totaled approximately $47,016 after discounts and expenses, were used to reduce the outstanding indebtedness under the Company's unsecured revolving loan.

              In August 2001, the Company sold 4,025,000 shares of common stock, par value $0.01 per share, in a public offering at a purchase price of $24.00 per share. The net proceeds, which totaled approximately $90,784, after discounts and expenses, were used to repay the outstanding indebtedness under the Company's unsecured revolving loan and to fund the Company's future development.

SALE OF SERIES B AND C CUMULATIVE REDEEMABLE PREFERRED STOCK

              In October and December 2002, the Company sold a total of 7,700,000 shares of 9% Series B and C Cumulative Redeemable Preferred Stock (4,300,000 Series B and 3,400,000 Series C), with a par value of $0.01 per share for $25.00 per share in an underwritten public offering. The proceeds from both offerings totaled approximately $185,602 after deducting underwriting discounts and expenses. The Company contributed the proceeds to the Mills LP in exchange for preferred units. The preferred units have economic terms substantially identical to the Series B and C Cumulative Redeemable Preferred Stock. The net proceeds from the Series B Cumulative Redeemable Preferred Stock were used to repay the amounts outstanding under the Company's unsecured revolving loan, which totaled $99,000 in October 2002 with the balance used to fund the Company's development efforts and as working capital. The net proceeds from the Series C Cumulative Redeemable Preferred Stock were used to fund the Company's acquisition of the Cadillac Portfolio in January 2003 (see Note 18). The dividends on the preferred stock are payable quarterly beginning in November 2002 at 9% of the liquidation preference of $25.00 per share (equivalent to $2.25 per share). The Company cannot redeem the Series B preferred stock before October 9, 2007 or the Series C preferred stock before December 17, 2007, except to preserve its status as a real estate investment trust. On or after October 9, 2007 or December 17, 2007 (for the Series B and C respectively), the preferred stock can be redeemed at $25.00 per share. Holders of the stock will have limited voting rights only if dividends are not paid for six or more quarterly periods. On October 4, 2002, the Company declared a dividend of $0.14375 per share on its Series B Cumulative Redeemable Preferred Stock which was paid on November 1, 2002 to shareholders of record as of October 18, 2002.

EARNINGS PER SHARE

              The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2002	2001	2000
Net income	$62,475	$21,242	$34,420
Less: Series B and C preferred stock dividends	(2,555)	—	—
Adjustment to minority interest	(126)	(72)	(27)

Numerator for basic earnings per common share	59,794	21,170	34,393
Adjustment to minority interest	457	146	25

Numerator for diluted earnings per common share	$60,251	$21,316	$34,418

Denominator:
Weighted average shares	35,726	25,262	23,341
Outstanding unvested restricted stock awards—weighted average shares	(235)	(220)	(46)

Denominator for basic earnings per share-adjusted weighted average shares	35,491	25,042	23,295
Effect of dilutive securities:
Employee stock options and restricted stock awards	864	449	43

Denominator for diluted earnings per share-adjusted weighted average shares	36,355	25,491	23,338

Basic earnings per common share	$1.68	$0.85	$1.48

Diluted earnings per common share	$1.66	$0.84	$1.47

MINORITY INTEREST

              Assets and liabilities allocated to the limited partners (the "Minority Interest") are based on their ownership percentage of the Mills LP at year end. The ownership percentage is determined by dividing the number of Mills LP Units held by the minority interest at year end by the total Mills LP Units outstanding at year end. The minority interest ownership percentage in assets and liabilities of the Mills LP was 27.32% and 37.11% at December 31, 2002 and 2001, respectively.

              Income before minority interest, and after preferred dividends is allocated to the limited partners based on their weighted average ownership during the year. The ownership percentage is determined by dividing the weighted average number of Mills LP units held by the Minority Interest by the total weighted average number of Mills LP units outstanding during the year. For purposes of this calculation, shares granted, even if not issued, in conjunction with the Company's stock incentive plan are included. For basic earnings per share, the ownership percentage is adjusted to reflect only shares vested and issued and for dilutive earnings per share the ownership percentage is further adjusted to reflect the dilutive impact of unvested restricted stock and options.

              There were 16,237,425 and 16,797,152 limited partnership units in the Mills LP, as of December 31, 2002 and 2001, respectively, not held by the Company which were outstanding and could be exchanged for cash or, at the Company's election, shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data as it does not have a dilutive effect. The common shares that may become exercisable under the Series A Warrant and the common shares that would be issued if the Series A Preferred Stock is converted have not been considered in the computation of per share data, as they are anti-dilutive for all periods presented. Certain options outstanding were not included in the computation of diluted earnings per share because the exercise price of the options was higher than the average market price of common stock for the applicable periods or, because the conditions which must be satisfied prior to issuance of any such shares were not achieved during the applicable periods, therefore, the effect would be anti-dilutive.

STOCK OPTION PLANS

              The Company has an Executive Equity Incentive Plan ("Plan") for the purpose of attracting and retaining directors, executive officers and other key personnel of the Company, the Mills LP and their subsidiaries. Pursuant to the Plan, 4,500,000 shares of common stock have been reserved for issuance of stock options and restricted stock. The options and restricted stock are issued at a price not less than 100% of fair market value at the date of grant. The options expire 10 years from the date of grant and will contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by the Company's Executive Compensation Committee. In 1999, the Company adopted a broad based 1999 Stock Option Plan for the purpose of advancing the interests of the Company, the Mills LP and their subsidiaries. Pursuant to the plan, 2,000,000 shares of common stock have been reserved for issuance of stock options and restricted stock. The options and restricted stock are issued at a price not less than 100% of fair market value at the date of grant, expire 10 years from the date of grant and will contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by the Company's Executive Compensation Committee.

              A summary of the Company's stock option activity and related information for the years ended December 31, 2002, 2001 and 2000, respectively, is as follows:

	Years Ended December 31,
	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	3,496	$20.79	4,756	$21.61	5,276	$21.63
Granted	2	26.14	93	19.60	3	18.63
Exercised	(683)	20.43	(438)	18.93	(46)	17.64
Forfeited and expired	(68)	18.15	(37)	20.63	(477)	21.47
Restricted Stock Grants — Tender Offer	—	—	(878)	25.04	—	—

Outstanding — end of year	2,747	$20.90	3,496	$20.79	4,756	$21.61

Exercisable at end of year	2,015	$21.66	2,032	$21.62	1,925	$21.59
Weighted average fair value of options per share granted during the year		$0.58		$1.67		$1.27

              The range of exercise prices of options outstanding at December 31, 2002 was $17.31 to $26.19. The weighted average remaining contractual life of options outstanding at December 31, 2002 was 4.9 years.

              In November 2000, the Company commenced a tender offer to acquire all of the outstanding options with an exercise price of $23.50 or more for shares of restricted stock. In January 2001, the Company purchased approximately 878,331 options in exchange for approximately 98,932 shares of restricted stock, which have a three-year vesting period.

              The fair value for options was estimated at the date of grant using a Black Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2002	2001	2000
Risk-free interest rate	5.3%	4.6%	6.5%
Dividend Yield	9.2%	9.7%	10.0%
Volatility factor	10.8%	25.8%	20.2%
Life (years)	5.4	3.1	5.5

              The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures and subsequent to January 1, 2002, for recording the fair value, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

RESTRICTED STOCK GRANTS

              Pursuant to both the Executive Equity Incentive Plan and the 1999 Stock Option Plan, the Company grants restricted stock to its directors, officers and other key employees. Vesting periods for restricted stock are determined by the Company's Executive Compensation Committee. As of December 31, 2002, the Company had grants of 651,409 shares of non-vested restricted stock outstanding pursuant to such plans, which shares vest as follows:

2003	2004	2005	2006
307,493	228,953	99,833	15,130

              The number and weighted average market value per share of restricted shares granted during each year is as follows:

	2002	2001	2000
Restricted shares granted during year	273,163	338,727	281,073
Weight average market value per share of restricted shares granted during year	$27.85	$19.93	$16.61

              An additional 39,020 shares of stock would be issued and would vest only upon a change in control of the Company.

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

              The Company currently is neither subject to any other material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business (see Note 18).

              As of December 31, 2002, the Company had outstanding letters of credit totaling $396 which were provided to certain utility companies and The Ministry of Finance of the Province of Ontario Canada as security for certain performance criteria.

16. TRANSACTIONS WITH AFFILIATES

              MSC provides management, leasing and related services to entities owned by partners of the Mills LP. Fees earned for the years ended December 31, 2002, 2001 and 2000, were $202, $215 and $258, respectively.

              In addition, MSC provides development and leasing, financing and management services to the unconsolidated joint ventures. Fees recorded during 2002, 2001 and 2000 were $19,579, $18,318 and $16,824, respectively.

17. NON-CASH INVESTING AND FINANCING INFORMATION

              In September 2002, the Company acquired 100% of the Forest Fair Mall for cash and the assumption of debt. The assets and liabilities acquired were as follows:

Net real estate and development assets	$69,362
Cash and cash equivalents	—
Accounts receivable	—
Deferred costs, net and other assets	67
Loans payable	(58,284)
Accounts payable and other liabilities	(636)

Company's cash used in acquisition	$10,509

              Opry Mills Limited Partnership was accounted for under the equity method until June 2002, when the Mills LP acquired the remaining interest that it did not already own. Opry Mills is now consolidated with the Company. The Company's interest in the assets and liabilities of Opry Mills on the date of acquisition were as follows:

Net real estate and development assets	$171,040
Cash and cash equivalents	2,722
Accounts receivable	2,572
Deferred costs, net and other assets	31,665
Loans payable	(172,873)
Accounts payable and other liabilities	(4,216)

Company's cash used in acquisition	$30,910

              In December 2002, the company acquired 100% of the Riverside Square Mall for cash and newly acquired mortgage financing. The assets and liabilities acquired were as follows:

Net real estate and development assets	$86,625
Loans payable	(65,000)
Accounts payable and other liabilities	(125)

Company's cash used in acquisition	$21,500

              During 2002, 560,000 limited partnership units of Mills LP were exchanged for an equivalent number of common shares at current market values totaling approximately $16,258.

18. SUBSEQUENT EVENTS

PROJECTS UNDER DEVELOPMENT—MEADOWLANDS XANADU

              On March 27, 2003, Hartz Mountain Industries, Inc. filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority from entering into a contract with Mack-Cali Realty Corporation and the Company for the redevelopment of the Continental Arena Site. The Company believes that its proposal fully complied with applicable laws and the request for proposals, and the Company plans to vigorously enforce its rights concerning this project. The Company does not currently believe that this lawsuit will have any material affect on its ability to develop the project.

SALE OF 27 NET LEASE PROPERTIES

              In conjunction with the Company's acquisition of Forest Fair Mall, the Company entered into an agreement with Gator to exchange 27 of its 46 Net Lease Properties for an aggregate sales price of $58,700, net of transaction costs. The Net Lease Properties are operating as CVS stores under single tenant net leases, and are subject to mortgages of approximately $55,400 at December 31, 2002. The exchange settlement was completed on March 13, 2003. No gain or loss will be recognized in conjunction with the exchange.

ACQUISTION OF CADILLAC PROPERTIES

              In January 2003, the Company through the Mills LP, completed the acquisition of five shopping center properties from The Cadillac Fairview Corporation Limited and various affiliated entities ("Cadillac"). The five properties were purchased for $532,000, excluding closing costs. The properties are located in Ft. Lauderdale, FL; Dover, DE; White Plains, NY; Jackson, MS and New Orleans, LA. In addition to the five properties, the Company acquired approximately 110 acres of developable land adjacent to the properties for $7,930. The total aggregate purchase price for the five properties and the developable land adjacent to the properties was negotiated in an arms length transaction and was approximately $539,930, excluding closing costs of approximately $7,935, consisting of $157,930 in cash, and $320,000 in new mortgage financing and $62,000 of assumed debt as detailed below. In addition to the mall acquisitions, the purchase agreement also provides for the Company's acquisition of Cadillac's interests in two joint ventures, each of which owns a property located in Atlanta, Georgia for a range up to approximately $62,500. In addition to customary closing conditions, the Company's obligation to purchase Cadillac's interests in the two joint venture properties is subject to the discretion of Cadillac as to what percentage to sell the Company and the other joint venture partners' rights of first refusal and consent rights.

              The Company obtained a mortgage loan totaling $320,000 secured by Dover Mall, Dover Commons, Galleria at White Plains, Northpark Mall and The Esplanade. The mortgage loan bears interest at LIBOR plus 210 basis points. The loan matures in February 2006 and has two one-year extension options. In conjunction with this refinancing, the Company entered into a swap agreement to effectively fix the interest rate at 4.17% through February 2005 on a notional amount of $245,000. The Company assumed a $62,000 mortgage secured by Broward Mall. The loan bears interest at 6.9% and matures in March 2009. Principal payments of $1,500 are due in March 2003, 2004 and 2005, with annual principal payments of $2,000 thereafter.

19. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

              The following is a summary of results of operations for each of the fiscal quarters during 2002 and 2001. Net income for the three months ended June 30, 2002 has been restated to include $6,599 net foreign exchange gains not previously recorded.

	Three Months Ended
2002	March 31	June 30(1)	September 30	December 31
Total revenues and interest income	$48,219	$49,786	$58,402	$72,074
Income before extraordinary items and minority interest	15,600	23,515	19,519	33,001
Income before minority interest	15,600	23,515	18,259	32,988
Net income	9,897	15,847	12,797	23,934
EARNINGS PER COMMON SHARE—BASIC:
Income before extraordinary items	$0.34	$0.46	$0.35	$0.55
Extraordinary loss on debt extinguishment	—	—	(0.02)	—

Net income per common share	$0.34	$0.46	$0.33	$0.55

EARNINGS PER COMMON SHARE—DILUTED:
Income before extraordinary items	0.33	0.45	0.35	0.54
Extraordinary loss on debt extinguishment	—	—	(0.02)	—

Net income per common share	$0.33	$0.45	$0.33	$0.54

Basic common shares	28,991,840	34,955,438	38,425,345	39,256,574
Diluted common shares	29,853,384	35,822,766	39,277,696	40,132,145
	Three Months Ended,
2001	March 31	June 30	September 30	December 31
Total revenues and interest income	$47,254	$47,557	$48,731	$52,939
Income before extraordinary items and minority interest	8,161	10,665	12,355	20,280
Income (loss) before minority interest	(7,996)	10,557	11,869	20,280
Net (loss) income	(4,778)	6,314	7,202	12,504
EARNINGS PER COMMON SHARE—BASIC:
Income before extraordinary items	$0.21	$0.27	$0.30	$0.46
Extraordinary loss on debt extinguishment	(0.41)	—	(0.01)	—

Net (loss) income per share	$(0.20)	$0.27	$0.29	$0.46

EARNINGS PER COMMON SHARE—DILUTED:
Income before extraordinary items	$0.21	$0.26	$0.29	$0.45
Extraordinary loss on debt extinguishment	(0.41)	—	(0.01)	—

Net (loss) income per share	$(0.20)	$0.26	$0.28	$0.45

Basic common shares	23,395,622	23,726,943	25,468,401	27,896,129
Diluted common shares	23,646,672	24,234,730	26,006,608	28,396,132

(1)
Prior to the fourth quarter of 2002, the Company accounted for its investments and advances in foreign operations in U.S. dollars. In early 2003, the Company determined that the appropriate accounting is to denominate investments and advances in the foreign currency in which the investee operates. In addition, the Company corrected the functional currency for its investees to the local foreign currency. This resulted in the restatement of operating results for foreign currency exchange gains totaling $6,599 before minority interest in the second quarter and the cumulative results for the third quarter of 2002. This gain primarily resulted from the Company's Euro-denominated investments and advances strengthening against the dollar. There was no material impact on the operating results for any other periods.

THE MILLS CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002
(Dollars in Thousands)

		INITIAL COST TO PARTNERSHIP (3)		COST CAPITALIZED SUBSEQUENT TO ACQUISITION, BUILDING, EQUIPMENT AND LAND IMPROVEMENTS	GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
DESCRIPTION (1)	ENCUMBERANCES (2)	LAND	BUILDING, EQUIPMENT AND IMPROVEMENTS		LAND AND IMPROVEMENTS	BUILDING, EQUIPMENT AND IMPROVEMENTS (4)(5)	TOTAL (6)(7)	ACCUMULATED DEPRECIATION (8)	YEAR ACQUIRED
Landmark Mills
Franklin Mills	$125,427	$15,333	$—	$183,503	$31,315	$167,521	$198,836	$60,945	1986
Franklin Mills Residual	—	4,779	—	(4,275)	504	—	504	—	1986
Gurnee Mills	162,635	23,770	—	189,032	40,652	172,150	212,802	68,730	1988
Potomac Mills	187,242	8,486	—	166,671	41,691	133,466	175,157	61,404	1983
Sawgrass Mills	281,420	13,750	—	174,061	18,517	169,294	187,811	56,090	1986
The Oasis at Sawgrass	51,347	9,417	52,816	1,756	9,486	54,503	63,989	5,864	2001
Opry Mills (9)	175,000	57,339	162,815	—	57,339	162,815	220,154	13,504	2002
Cincinnati Mills (10)	58,447	6,502	24,723	—	6,502	24,723	31,225	150	2002
21st Century
Riverside Square (11)	65,000	10,403	77,171	—	10,403	77,171	87,574	100	2003
Community Centers
Liberty Plaza	9,435	9,335	14,456	9,696	8,975	24,512	33,487	4,257	1994
Concord Mills Marketplace	17,590	4,387	691	5,460	8,766	1,772	10,538	122	2001
Net Lease Properties	102,994	32,938	81,054	1,564	32,266	83,290	115,556	5,063	2000
Construction in progress, development, and pre-construction costs	—	—	—	103,278	—	103,278	103,278	—	Various
Corporate	51,905	6,276	2,769	23,233	8,980	23,298	32,278	16,090	Various
Mainstreet Retail	10,240	—	484	401	—	885	885	719	1995

Totals	$1,298,682	$202,715	$416,979	$854,380	$275,396	$1,198,678	$1,474,074	$293,038

THE MILLS CORPORATION
NOTES TO SCHEDULE III
December 31, 2002
(Dollars in thousands)

(1)
The Company owns super-regional, retail and entertainment-oriented centers ("Landmark Mills"), regional retail and entertainment oriented centers ("21st Century"), community shopping centers ("Community Centers") and a portfolio of 46 single tenant net lease properties ("Net Lease Properties") at various locations throughout the United States, 27 of which were sold during the first quarter of 2003. The geographic locations of the Landmark Mills, the 21st Century Retail, the Community Centers, and the Net Lease Properties are as follows:

Property Name	Location
LANDMARK MILLS:
Cincinnati Mills	Cincinnati, OH
Franklin Mills	Philadelphia, PA
Franklin Mills—Residual	Philadelphia, PA
Gurnee Mills	Gurnee, IL (Chicago)
Potomac Mills	Woodbridge, VA (Washington, DC)
Sawgrass Mills	Sunrise, FL (Ft. Lauderdale)
Sawgrass Mills—Phase II	Sunrise, FL (Ft. Lauderdale)
The Oasis at Sawgrass	Sunrise, FL (Ft. Lauderdale)
21st CENTURY:
Riverside Square	Hackensack, NJ (New York City/Northern New Jersey)
COMMUNITY CENTERS:
Concord Mills Marketplace	Concord, NC (Charlotte)
Liberty Plaza	Philadelphia, PA
NET LEASE PROPERTIES:	Various (throughout the United States)
(2)
See description of mortgages, notes and loans payable in Note 8 of the Notes to the Consolidated Financial Statements.

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
(6)
The aggregate cost of land, land held for sale, buildings, improvements, equipment and tenant improvement for federal income tax basis is $1,493,301 (unaudited) at December 31, 2002.

(7)
Reconciliation of real estate and development assets, excluding investment in unconsolidated joint ventures and accumulated depreciation:

	2002	2001	2000
Balance at January 1	$1,078,686	$1,008,508	$976,574
Acquisitions	361,964	126,156	175,816
Retirements/Disposed Properties	(1,763)	(6,085)	(136,359)
Other	35,187	(49,893)	(7,523)

Balance at December 31	$1,474,074	$1,078,686	$1,008,508

(8)
Reconciliation of accumulated depreciation:

	2002	2001	2000
Balance at January 1	$251,285	$222,910	$239,484
Additions charged to costs and expenses	31,444	26,900	26,598
Acquisitions	10,656	3,605	—
Removal of accumulated depreciation	(347)	(2,130)	(43,172)

Balance at December 31	$293,038	$251,285	$222,910

(9)
In June 2002, the Company acquired from Simon the additional interest in Opry Mills that it did not previously own. The cost basis of Opry Mills that the Company acquired in June 2002, that it did not previously own was approximately $30,910.

(10)
In September 2002, the Company acquired Forest Fair Mall in Cincinnati, Ohio. The Company is redeveloping and renovating the mall and will re-open it under the name of Cincinnati Mills in late 2003 or early 2004. The cost basis of Cincinnati Mills as of the date it was acquired was approximately $68,793.

(11)
In December 2002, the Company acquired Riverside Square, a retail property located in Hackensack, New Jersey. The costs basis of Riverside Square as of the date it was acquired was approximately $86,500.