Form 10-Q
period 2003-03-31
MILLS CORP
filed 2003-05-15
CIK 914713

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

44,095,573 shares of Common Stock
$.01 par value, as of May 12, 2003

THE MILLS CORPORATION
FORM 10-Q
INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements and Notes
Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002 (audited)
Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2003 and 2002
Consolidated Statements of Stockholders' Equity (unaudited) for the Three Months Ended March 31, 2003
Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2003 and 2002
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signature
Certifications

               Certain matters discussed in this Form 10-Q and the information incorporated by reference herein contain "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

              Forward-looking statements, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "would be," or "continue" or the negative thereof or other variations thereon or comparable terminology are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are:

  •
  the general economic climate,
  •
  the supply and demand for retail properties,
  •
  interest rate levels and fluctuations in the exchange rates between the U.S. Dollar and foreign currencies in countries where we have investments,
  •
  the availability to us of financing for our development projects or acquisition activities,
  •
  risks associated with the development, acquisition and operation of retail properties, including risks that the development of the project may not be completed on schedule, that we may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated, and
  •
  those risks described in the section entitled "Risk Factors" in our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

We undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS
Income producing property:
Land and land improvements	$298,507	$246,273
Building and improvements	1,444,105	995,914
Furniture, fixtures and equipment	54,703	54,250
Less: Accumulated depreciation and amortization	(301,362)	(290,461)

Net income producing property	1,495,953	1,005,976
Land held for investment and/or sale	11,673	11,531
Construction in progress	176,549	103,278
Real estate held for disposition, net	—	61,748
Investment in unconsolidated joint ventures	721,754	682,723

Net real estate and development assets	2,405,929	1,865,256
Cash and cash equivalents	15,879	79,195
Restricted cash	33,489	28,600
Accounts receivable, net	35,052	40,550
Notes receivable	34,761	23,650
Deferred costs, net	96,028	93,749
Other assets	10,741	24,421

TOTAL ASSETS	$2,631,879	$2,155,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable	$1,740,455	$1,243,062
Liabilities on real estate held for disposition	—	55,620
Accounts payable and other liabilities	132,970	105,205

	1,873,425	1,403,887

Minority interest, including Series D preferred units	142,303	132,261
Series A cumulative convertible preferred stock	75,000	75,000
Series B cumulative redeemable preferred stock, par value $.01, 4,300 authorized, issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	107,500	107,500
Series C cumulative redeemable preferred stock, par value $.01, 3,500 authorized, issued and outstanding as of March 31, 2003, and 3,450 authorized and 3,400 issued and outstanding as of December 31, 2002	87,500	85,000
Common stock, $.01 par value, authorized 100,000 shares, 43,655 and 43,196 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	437	432
Additional paid-in capital	831,310	822,168
Accumulated deficit	(463,234)	(450,898)
Accumulated other comprehensive loss	(17,330)	(14,353)
Deferred compensation	(5,032)	(5,576)

Total stockholders' equity	541,151	544,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,631,879	$2,155,421

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Minimum rent	$42,241	$25,658
Percentage rent	47	189
Recoveries from tenants	21,554	12,392
Other property revenue	3,940	3,612
Management fee income from unconsolidated joint ventures	3,093	2,512
Other fee income from unconsolidated joint ventures	848	1,232

Total operating revenues	71,723	45,595

EXPENSES:
Recoverable from tenants	18,807	10,680
Other operating	1,593	1,372
General and administrative	4,334	3,296
Depreciation and amortization	16,630	10,059

Total operating expenses	41,364	25,407

	30,359	20,188
OTHER INCOME AND EXPENSES:
Equity in earnings of unconsolidated joint ventures	5,267	6,151
Interest income	2,430	1,235
Interest expense, net	(13,472)	(12,104)
Other income (expense)	(173)	30
Gain on foreign currency exchange, net	2,259	—

INCOME BEFORE DISCONTINUED OPERATIONS AND MINORITY INTEREST	26,670	15,500
Discontinued operations	128	100

INCOME BEFORE MINORITY INTEREST	26,798	15,600
Minority interest, including Series D Preferred Unit dividends	(6,117)	(5,703)

NET INCOME	20,681	9,897
Series B and Series C Preferred Stock dividends	(4,378)	—

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$16,303	$9,897

EARNINGS PER COMMON SHARE — BASIC:
Income before discontinued operations per common share available to stockholders, net of minority interest and preferred stock dividends	$0.38	$0.34
Discontinued operations per common share	—	—

Income per common share	$0.38	$0.34

EARNINGS PER COMMON SHARE — DILUTED:
Income before discontinued operations per common share available to stockholders, net of minority interest and preferred stock dividends	$0.37	$0.33
Discontinued operations per common share	—	—

Income per common share	$0.37	$0.33

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	43,173	28,992

Diluted	43,924	29,853

DIVIDENDS DECLARED PER COMMON SHARE	$0.5650	$0.5475

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(In Thousands)

		COMMON STOCK				ACCUMULATED OTHER COMPREHENSIVE LOSS
	PREFERRED STOCK			ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT		DEFERRED COMPENSATION		TOTAL COMPREHENSIVE INCOME
		SHARES	AMOUNT					TOTAL
Balances, December 31, 2002 (audited)	$192,500	43,196	$432	$822,168	$(450,898)	$(14,353)	$(5,576)	$544,273	$—
Amortization of restricted stock incentive program	—	—	—	—	—	—	544	544	—
Exercise of stock options	—	442	5	8,666	—	—	—	8,671	—
Sale of Series C preferred stock	2,500	—	—	—	—	—	—	2,500	—
Units exchanged for common stock	—	17	—	476	—	—	—	476	—
Change in fair value of cash flow hedges	—	—	—	—	—	(2,977)	—	(2,977)	(2,977)
Dividends declared, common stock	—	—	—	—	(24,844)	—	—	(24,844)	—
Dividends declared, Series B and Series C preferred stock	—	—	—	—	(4,378)	—	—	(4,378)	—
Adjustment to minority interest	—	—	—	—	(3,795)	—	—	(3,795)	—
Net income	—	—	—	—	20,681	—	—	20,681	20,681

Balances, March 31, 2003 (unaudited)	$195,000	43,655	$437	$831,310	$(463,234)	$(17,330)	$(5,032)	$541,151	$17,704

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before minority interest	$26,798	$15,600
Adjustments to reconcile income before minority interest to net cash provided by operating activities:
Net accretion of notes receivable	(450)	(105)
Depreciation and amortization	16,630	10,059
Depreciation and amortization from discontinued operations	285	286
Amortization of finance costs	1,626	1,112
Provision for losses on accounts receivable	349	127
Equity in earnings of unconsolidated joint ventures	(5,267)	(6,151)
Amortization of restricted stock incentive program	544	1,064
Gain on foreign currency exchange, net	(2,259)	—
Other changes in assets and liabilities:
Accounts receivable	(5,372)	(2,586)
Notes receivable	(4,447)	33
Other assets	579	(4,733)
Accounts payable and other liabilities	3,741	(5,519)

Net cash provided by operating activities	32,757	9,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and development assets	(62,232)	(59,900)
Distributions received from unconsolidated joint ventures	17,008	9,114
Acquisition of real estate	(477,983)	—
Notes receivable	—	(209)
Deferred costs	1,254	(615)

Net cash used in investing activities	(521,953)	(51,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable	439,717	43,500
Repayments of mortgages, notes and loans payable	(4,588)	(31,356)
Financing costs	(116)	—
Decrease in restricted cash	3,412	1,020
Proceeds from exercise of stock options	8,671	3,304
Proceeds from public offering of common stock, net	—	47,016
Dividends paid	(24,930)	(15,158)
Distributions to minority interest	(8,786)	(8,818)
Proceeds from sale of Series C cumulative preferred stock	2,500	—
Proceeds from sale of Series D cumulative preferred units of Mills LP	10,000	—

Net cash provided by financing activities	425,880	39,508

Net decrease in cash and cash equivalents	(63,316)	(2,915)
Cash and cash equivalents, beginning of period	79,195	9,376

Cash and cash equivalents, end of period	$15,879	$6,461

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$12,111	$15,279

NON-CASH FINANCING AND INVESTING ACTIVITY PROVIDED IN NOTE 12.

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, Dollars in thousands except per share data)

1. ORGANIZATION

              The Mills Corporation (the "Company") is a fully integrated, self-managed real estate investment trust ("REIT") and provides development, redevelopment, leasing, financing, management and marketing services with respect to all of its properties currently in operation. The Company conducts all of its business and owns all of its properties through The Mills Limited Partnership ("Mills LP") and its various subsidiaries. The Company is the sole general partner of Mills LP in which it owns a 1% general partner interest and a 71.91% limited partner interest as of March 31, 2003.

              The Company wholly owns or has ownership interests in and develops, redevelops, leases, acquires, expands and manages a portfolio currently consisting of 20 retail and entertainment-oriented centers (13 super-regional "Mills Landmark Centers" and seven "21st Century Retail and Entertainment Centers"), three community shopping centers (the "Community Centers"), a portfolio of 19 single tenant properties subject to net leases that operate as CVS pharmacies ("Net Lease Properties"), and other related commercial development. The Mills Landmark Centers and the 21st Century Retail and Entertainment Centers comprise the primary focus of the Company's operations. The Company also focuses on developing projects internationally. The Company's first international retail and entertainment project, Madrid Xanadú, is currently under construction. As of March 31, 2003, Mills LP owns or holds an interest in the following operating projects:

MILLS LANDMARK CENTERS
Arizona Mills	Tempe, AZ (Phoenix)
Arundel Mills	Anne Arundel County, MD (Baltimore/Washington, DC)
Colorado Mills	Lakewood, CO (Denver)
Concord Mills	Concord, NC (Charlotte)
Discover Mills	Sugarloaf, GA (Atlanta)
Franklin Mills	Philadelphia, PA
Grapevine Mills	Grapevine, TX (Dallas/Fort Worth)
Gurnee Mills	Gurnee, IL (Chicago)
Katy Mills	Katy, TX (Houston)
Ontario Mills	Ontario, CA (Los Angeles)
Opry Mills	Nashville, TN
Potomac Mills	Woodbridge, VA (Washington, DC)
Sawgrass Mills and The Oasis at Sawgrass	Sunrise, FL (Ft. Lauderdale/Miami/Palm Beach)
21st CENTURY RETAIL AND ENTERTAINMENT CENTERS
The Block at Orange	Orange, CA (Los Angeles)
Broward Mall	Ft. Lauderdale, FL
Dover Mall and Dover Commons	Dover, DE (Wilmington)
The Galleria at White Plains	White Plains, NY
Northpark Mall	Jackson, MS
The Esplanade	New Orleans, LA
Riverside Square	Hackensack, NJ (New York City/Northern New Jersey)
COMMUNITY CENTERS
Concord Mills Marketplace	Concord, NC (Charlotte)
Liberty Plaza	Philadelphia, PA
The Marketplace at Arundel Mills	Anne Arundel County, MD (Baltimore/Washington, DC)

              The Company is actively involved in the development or predevelopment of a number of projects, including Madrid Xanadú (Madrid, Spain), St. Louis Mills (St. Louis, MO), Cincinnati Mills (Cincinnati, OH), Pittsburgh Mills (Pittsburgh, PA), Vaughan Mills (Toronto, Canada), Meadowlands Xanadu (East Rutherford, NJ), and San Francisco Piers 27-31 (San Francisco, CA).

              Mills LP also owns MillsServices Corp. ("MSC"), a taxable REIT subsidiary that provides development, management, leasing and financial services to entities owned by unconsolidated joint ventures of the Company. MSC does not perform any services for entities in which the Company is not a significant investor. MSC owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that holds investments in certain retail joint ventures and owns 60% of FoodBrand L.L.C. ("FoodBrand") (see Note 6), the Company's food and beverage entity that master leases, manages and operates food courts and restaurants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's audited financial statements and related footnotes, included in the Company's Annual Report for the year ended December 31, 2002, on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

              The Company conducts all of its business and owns all of its properties through Mills LP and its various subsidiaries. The Company's consolidated financial statements include the accounts of the Company and all subsidiaries that the Company controls. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures under the equity method.

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

              Income producing properties are individually evaluated for impairment when various conditions exist that may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a property is less than its historical net cost basis. If a determination has been made that a permanent impairment has occurred we would record an impairment charge. In addition, the Company writes off costs related to predevelopment projects when it determines that it will no longer pursue the project.

              The Company is actively pursuing acquisition opportunities and will not be successful in all cases. Costs incurred related to these acquisition opportunities are expensed when it becomes probable that the Company will not be successful in the acquisition.

              Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Building and improvements	40 years
Land improvements	20 years
Furniture, fixtures and equipment	7 years

              Total depreciation expense was $11,086 and $6,754 for the three months ended March 31, 2003 and 2002, respectively.

              Total interest expense capitalized to real estate and development assets, including investments in unconsolidated joint ventures under development, was $14,738 and $8,367 for the three months ended March 31, 2003 and 2002 respectively.

              Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition. The Company uses various valuation methods to allocate the purchase price of acquired property between land, buildings and improvements, equipment and other identifiable intangibles such as lease origination costs, acquired below market leases, and any debt assumed.

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

              MSC, a wholly owned subsidiary of the Company, has entered into agreements with the unconsolidated joint ventures (see Note 6) to provide management, leasing, development and financing services for these joint venture properties. For management services, MSC is entitled to receive monthly a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate per square foot of space leased, which fee is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the pre-development stage of the project and subsequently recognized ratably during the development period once a development agreement is executed. For financial services, MSC receives a fee equal to an agreed upon percentage of the total loan commitment, which fee is recognized when a construction loan or permanent loan is committed by the lender. Costs incurred to provide leasing, development and financial services are capitalized when incurred and subsequently expensed as the fee is earned. Other fee income from unconsolidated joint ventures reflects the fees earned, net of the costs incurred to provide these services and the elimination of intercompany profits.

FOREIGN OPERATIONS

              The U.S. dollar is the functional currency of the Company's consolidated and unconsolidated entities operating in the United States. The functional currency for the Company's consolidated and unconsolidated entities operating outside of the United States is the local currency of the country in which the entity is located.

              The Company's consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date and income statement accounts are translated using the average exchange rate for the period. However, income statement accounts which represent significant, non recurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are immaterial. The Company translates its share of the income of its unconsolidated entities when the functional currency is not the U.S. dollar at the average exchange rate for the period. For the three months ended March 31, 2003, the total net foreign currency exchange gain related to the Company's unconsolidated joint ventures was $2,623 of which the Company's portion of $1,610 was recorded in equity in earnings. The Company and its foreign entities have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are included in the Company's results of operations. For the three months ended March 31, 2003, the Company's net foreign currency exchange gain, totaling $2,259 arises primarily from the remeasurement of intercompany advances from the Company to unconsolidated joint ventures. In addition, gains or losses are recorded in the income statement when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than the exchange rate in effect when the transaction was initiated.

USE OF ESTIMATES

              The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

              Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the current year presentation.

3. ACQUISITIONS AND DISPOSITIONS

ACQUISITION OF THE CADILLAC FAIRVIEW PORTFOLIO

              In January 2003, the Company, through Mills LP, completed the acquisition of five shopping center properties: Broward Mall, Dover Mall and Dover Commons, The Galleria at White Plains, Northpark Mall and The Esplanade from The Cadillac Fairview Corporation Limited and various affiliated entities ("Cadillac Fairview"). The properties are located in Ft. Lauderdale, FL; Dover, DE; White Plains, NY; Jackson, MS; and New Orleans, LA. In addition to the five properties, the Company acquired approximately 110 acres of developable land adjacent to the properties. The total aggregate purchase price for the five properties and the developable land adjacent to the properties was approximately $546,615. The allocation of the purchase price between Land and Building and Improvements on the Consolidated Balance Sheet at March 31, 2003 is preliminary and subject to change.

              In conjunction with the Cadillac Fairview portfolio acquisition, the Company obtained a mortgage loan totaling $320,000 secured by all the Cadillac Fairview properties excluding Broward Mall. The mortgage loan bears interest at LIBOR plus 210 basis points. The loan matures in February 2006 and has two one-year extension options. The Company intends to exercise its option to extend the maturity for two one-year terms. In conjunction with this financing, the Company entered into a swap agreement to effectively fix the interest rate at 4.17% through February 2005 on a notional amount of $245,000. Additionally, the Company assumed a $62,000 mortgage loan secured by Broward Mall. The loan bears interest at an effective rate of 5.34% and matures in March 2009. Principal payments of $1,500 are due in March 2004 and 2005, with annual principal payments of $2,000 due on March 2006, 2007 and 2008.

ACQUISITION OF RIVERSIDE SQUARE

              In December 2002, the Company through Mills LP acquired Riverside Square, a 21st Century Retail and Entertainment property, from Riverside 062 Partners, L.P. The total aggregate consideration of approximately $86,500, excluding closing costs of $1,067, consisted of a cash payment of $22,567 and mortgage financing totaling approximately $65,000. The cash component of the acquisition was financed with borrowings under the Company's unsecured revolving loan. The interest rate on the mortgage financing is fixed at 5.77% and the loan matures in January 2013. The allocation of the purchase price between Land and Building and Improvements on the Consolidated Balance Sheet at March 31, 2003 is preliminary and subject to change.

ACQUISITION OF FOREST FAIR MALL

              In September 2002, the Company, through Mills LP, acquired the Forest Fair Mall in Cincinnati, Ohio, from Gator Forest Partners, Ltd. ("Gator"). The acquisition was structured as part of an exchange transaction involving the sale of 27 CVS stores (see Note 3—DISPOSITION OF 27 NET LEASE PROPERTIES). The property contains approximately 1,465,000 gross leasable square feet of tenant space. The net purchase price of approximately $68,793 is comprised of the assumption of a $58,284 construction loan and $10,509 of cash funded from the Company's unsecured revolving loan. The construction loan matures in December 2006 and bears interest at LIBOR plus 2.0%. The Company is redeveloping and renovating the mall and will re-open it under the name of Cincinnati Mills in spring 2004.

ACQUISITION OF JOINT VENTURE INTERESTS

              In May 2002, the Company acquired certain interests in five of its joint venture entities from Simon Property Group ("Simon"). In June 2002, the Company also acquired the outstanding interest in Opry Mills that it did not already own (see Note 6).

DISPOSITION OF 27 NET LEASE PROPERTIES

              In conjunction with the Company's acquisition of Forest Fair Mall, the Company entered into an agreement with Forest Partners, Ltd. to exchange 27 of its Net Lease Properties for an aggregate sales price of $58,700, net of transaction costs. The Net Lease Properties exchanged were operating as CVS stores under single tenant net leases, and were subject to mortgages of approximately $55,400. The exchange transaction was completed in March 2003. No gain or loss was recognized in conjunction with the exchange. The results of operations related to the 27 Net Lease Properties are included in Discontinued Operations on the Company's Statement of Operations for the three months ended March 31, 2003 and 2002, respectively. The assets and liabilities related to the 27 Net Lease Properties are included in net Real Estate Held for Disposition and Liabilities on Real Estate Held for Disposition on the Balance Sheet at December 31, 2002, respectively.

              The following is a summary of the income from discontinued operations for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
Minimum rent	$1,405	$1,389
Interest expense	(992)	(1,003)
Depreciation and amortization	(285)	(286)

Income from discontinued operations	$128	$100

              Assets and liabilities of the 27 Net Lease Properties held for sale consisted of the following:

December 31, 2002
ASSETS:
Land and land improvements	$17,592
Building and improvements	45,236
Accumulated depreciation and amortization	(2,577)
Accounts receivable, net	1,223
Deferred costs, net	274

Real estate held for disposition, net	$61,748

LIABILITIES:
Mortgages, notes and loans payable	$55,620

Liabilities on real estate held for disposition	$55,620

PRO FORMA RESULTS OF OPERATIONS—UNAUDITED

              The following unaudited pro forma results of operations reflect the Company's acquisition of the Cadillac Fairview portfolio as if this transaction occurred on January 1, 2003 and 2002, respectively, and the Company's acquisition of Simon's interest in five of the Company's joint venture entities, the Company's acquisition of the interests in Opry Mills that it did not already own (see Note 6) and the Company's acquisition of Riverside Square, as if these transactions occurred on January 1, 2002. In the Company's opinion, all significant adjustments necessary to reflect the effects of the sale of common stock and Series B and Series C Preferred Stock, the use of the net proceeds there from and the acquisition of property interests have been made.

	Pro Forma Three Months Ended March 31,
	2003	2002
Revenues	$77,846	$75,517
Income available to common stockholders	$17,435	$12,468
Income per common share — basic	$0.40	$0.31
Income per common share — diluted	$0.40	$0.30

4.     OTHER INCOME (EXPENSE)

        Other income (expense) consists primarily of the FoodBrand operations at Franklin Mills, which is wholly owned by Mills LP.

	Three Months Ended March 31,
	2003	2002
Revenues	$497	$850
Expenses	(670)	(820)

	$(173)	$30

5. FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION NO. 46

              In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under FIN 46, companies will be required to determine if they absorb the majority of the entities expected losses and/or expected residual returns ("Primary Beneficiary") of a variable interest entity. If they are the Primary Beneficiary, the variable interest entity must be consolidated. All companies with variable interests in variable interest entities created after January 31, 2003 must apply the provisions of FIN 46 immediately. Public companies with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company is in the process of evaluating the effects of the adoption of FIN 46 in 2003. As of March 31, 2003, the Company had not become party to any new variable interest entities for which it was the Primary Beneficiary that would have resulted in the Company needing to consolidate the results.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

              The Company owns certain operating properties and properties under development through joint ventures in which the Company is a co-general and co-managing partner. The Company also holds investments in certain retail joint ventures through MEI and a 60% interest in FoodBrand. The Company does not consider itself to be in control of joint ventures when major business decisions require the approval of at least one other general partner. Accordingly, the Company accounts for its joint ventures under the equity method.

              The Company calculates the equity in income or loss earned from its unconsolidated joint ventures based on its estimate of each partner's economic ownership which is estimated based on anticipated stabilized cash flows as they would be distributed to each partner. Generally, under the terms of the respective joint venture agreements, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with residual sharing percentages specified in the joint venture agreement. Cash flow from capital events, including refinancing and asset sales, is allocated first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages. The Company's residual sharing and capital contribution percentages for each joint venture property at March 31, 2003, are as follows:

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

(1)
The Company's residual sharing percentage for Meadowlands Mills Limited Partnership will be 53.3% when the conditions to delivery of the executed joint venture documents from escrow have been satisfied.

              Pursuant to the joint venture agreements, the Company is committed to providing certain levels of equity in addition to amounts invested to date. As of March 31, 2003, the Company has guaranteed repayment of $320,891 of joint venture debt. These guarantees generally exist until certain debt service coverage tests are met. In addition, the Company is contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District ("City"). The remaining aggregate amount of the special tax assessment is approximately $11,956 and will be collected over the remaining 18-year period through 2020 to fund debt service on bonds issued by the City to fund the infrastructure improvements.

              The Company's real estate joint venture agreements contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners. Additionally, there are provisions whereby the Company has guaranteed its partner's preference until permanent financing is obtained. The Company generally guarantees a 9% preferred return on the equity balance of Kan Am, a joint venture partner in many of the Company's joint venture partnerships and long time private equity source to the Company.

              Condensed balance sheets at March 31, 2003 and December 31, 2002 and condensed results of operations for the three months ended March 31, 2003 and 2002 are presented below for all unconsolidated joint ventures including investments in certain retail joint ventures held by MEI and the 60% interest in FoodBrand.

	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS:
Income producing property	$1,273,450	$1,268,252
Land held for investment and/or sale	33,704	33,899
Construction in progress	434,516	365,916
Cash and cash equivalents	70,113	89,073
Restricted cash	19,046	24,702
Notes receivable	22,544	27,947
Deferred costs, net	361,994	366,194
Other	129,059	134,142

	$2,344,426	$2,310,125

LIABILITIES AND PARTNERS' EQUITY:
Mortgages, notes and loans payable	$1,434,675	$1,396,404
Accounts payable and other liabilities	108,021	141,868
Mills LP's accumulated equity	433,088	395,250
Joint venture partners' accumulated equity	368,642	376,603

	$2,344,426	$2,310,125

              The difference between the carrying value of the Company's investment in unconsolidated joint ventures and Mills LP's accumulated equity noted above is primarily due to the Company's increased basis as a result of acquiring interests in joint ventures whereby the purchase price was not allocated to the joint venture. Additionally, the difference is due to capitalized interest on the investment balance, capitalized development and leasing costs that are recovered by Mills LP through fees earned during construction, and loans to the joint ventures that are included in other liabilities. The difference is being amortized over 20 years.

	Three Months Ended March 31,
	2003	2002
REVENUES:
Minimum rent	$46,983	$46,975
Percentage rent	27	369
Recoveries from tenants	19,257	17,968
Other property revenue	4,414	4,068

Total operating revenues	70,681	69,380

EXPENSES:
Recoverable from tenants	16,970	16,100
Other operating	3,869	3,998
Depreciation and amortization	24,149	24,331

Total operating expenses	44,988	44,429

	25,693	24,951
OTHER INCOME AND EXPENSE:
Interest income	430	785
Interest expense, net	(20,448)	(21,243)
Other income (expense)	694	5,794
Gain of foreign currency exchange, net	2,623	—

NET INCOME	$8,992	$10,287

MILLS LP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	$5,267	$6,151

              Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

ACQUISITION OF JOINT VENTURE INTERESTS

              In June 2002, the Company completed the acquisition of all of the interest in Opry Mills held by its joint venture partner, Opryland Attractions, Inc. (a subsidiary of Gaylord Entertainment). As a result of the acquisition, the Company now holds 100% of the ownership interests in Opry Mills and consolidates the operations of the entity. Prior to the acquisition, the Company owned a 66.7% residual sharing percentage and a 66.7% capital contribution percentage. The net consideration paid by the Company was approximately $30,910 in cash. The Company paid the purchase price using a portion of the proceeds from the sale of its common stock in May 2002.

              In May 2002, the Company completed its acquisition of 50% of Simon Property Group's ("Simon") interest in Arizona Mills, with Taubman Centers ("Taubman") acquiring the remaining 50%, and of 75% of Simon's interest in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills (collectively the "Acquired Properties"), with Kan Am, acquiring the remaining 25%. The Company has historically accounted for these assets using the equity method of accounting and continues to do so after the acquisition since major business decisions regarding these properties require the approval of at least one other general partner. The total consideration paid by the Company for the interests in the Acquired Properties was $124,480 in cash. The Company paid the purchase price using a portion of the proceeds from the sale of its common stock in May 2002.

7. FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

              In the normal course of business, the Company and its joint ventures are exposed to the effect of interest rate changes. The Company and its joint ventures limit these risks by following established risk management policies and procedures including the use of a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company and its joint ventures do not enter into derivative instruments for speculative purposes. The Company and its joint ventures require that the hedging derivative instruments are effective in reducing the interest rate risk exposure. This effectiveness is essential to qualify for hedge accounting. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market through earnings.

              To manage interest rate risk, the Company and its joint ventures may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on underlying exposure. Interest rate swaps and collars are contractual agreements between the Company, its joint ventures and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

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

              The swaps require the Company to receive LIBOR and pay a fixed rate. A summary of the current and deferred start swap terms of the derivative instruments, a reconciliation of their fair values and adjustments to accumulated other comprehensive loss are as follows:

	Wholly Owned	Joint Venture
Hedge type	Cash Flow	Cash Flow
Description	Swap	Swap
Range of notional amounts	$36,300 – $245,000	$30,000 – $131,883
Range of interest rate	2.07 – 4.14%	1.95 – 5.35%
Range of effective start dates	12/7/01 – 6/7/03	5/1/01 – 6/1/03
Range of maturity dates	6/7/03 – 10/10/07	6/1/03 – 5/1/06
Total accumulated other comprehensive loss at December 31, 2002	$(10,445)	$(15,152)
Change in fair value for the three months ended March 31, 2003	(2,876)	(117)

Total accumulated other comprehensive loss at March 31, 2003	$(13,321)	$(15,269)

              Within the next twelve months, the Company expects to reclassify $3,285 from accumulated other comprehensive loss to earnings as interest expense and our unconsolidated joint ventures expect to reclassify $5,738 to earnings as interest expense from the balance held in accumulated other comprehensive income (loss), of which the Company's pro-rata share is $2,031.

              The Company's pro-rata share of accumulated other comprehensive loss after minority interest is $17,330 and $3,165 at March 31, 2003 and 2002, respectively. The Company's comprehensive income for the three months ended March 31, 2003 and 2002 was $17,704 and $11,839, respectively.

8. DIVIDENDS DECLARED

              On February 18, 2003, the Company declared a dividend of $0.5650 per common share which was paid on May 1, 2003 to stockholders of record as of April 18, 2003.

              On February 18, 2003, the Company declared a dividend of $0.5625 per share for the Company's Series B Cumulative Redeemable Preferred Stock for the period beginning February 2, 2003 and ending May 1, 2003, which was paid on May 1, 2003 to stockholders of record as of April 18, 2003.

              On February 18, 2003, the Company declared a dividend of $0.5625 per share for the Company's Series C Cumulative Redeemable Preferred Stock for the period beginning February 2, 2003 and ending May 1, 2003, which was paid on May 1, 2003 to stockholders of record as of April 18, 2003.

9. CAPITAL STOCK

AUTHORIZED AND OUTSTANDING CAPITAL

              At March 31, 2003 and December 31, 2002, the total number of shares authorized and outstanding was as follows:

	March 31, 2003		December 31, 2002
	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $.01 par value	100,000,000	43,654,582	100,000,000	43,196,297
Non-voting common stock, $.01 par value	50,000,000	—	50,000,000	—
Preferred stock
Series A Cumulative Convertible, $.01 par value	750,000	750,000	750,000	750,000
Series B Cumulative Redeemable, $.01 par value	4,300,000	4,300,000	4,300,000	4,300,000
Series C Cumulative Redeemable, $.01 par value	3,500,000	3,500,000	3,450,000	3,400,000
Series D Cumulative Redeemable, $.01 par value	400,000	—	—	—
Non-designated preferred stock	11,050,000	—	11,500,000	—

SALE OF SERIES C CUMULATIVE REDEEMABLE PREFERRED STOCK

              In January 2003, the Company sold an additional 100,000 shares of 9% Series C Cumulative Redeemable preferred stock in a public offering at an initial purchase price of $25.23 per share. The net proceeds, which totaled approximately $2,450 after expenses, were used to fund a portion of the purchase price of Cadillac Fairview portfolio. The Company contributed the proceeds to Mills LP in exchange for preferred units. The preferred units have economic terms substantially identical to the Series C Cumulative Redeemable preferred stock. The dividends on the preferred stock are payable quarterly in arrears at 9% of the liquidation preference of $25.00 per share (equivalent to $2.25 per share). The dividends are cumulative and commenced on December 17, 2002. The Company cannot redeem the Series C preferred stock before December 17, 2007 except to preserve its status as a REIT. On or after December 17, 2007, the preferred stock can be redeemed at $25.00 per share. Holders of the stock will have limited voting rights only if dividends are not paid for six or more quarterly periods and in certain other events.

EARNINGS PER SHARE

              The following table sets forth the computation of basic and diluted earnings per common share as of the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Numerator for basic earnings per common share	$16,285	$9,877

Numerator for diluted earnings per common share	$16,362	$9,983

Denominator:
Denominator for basic earnings per common share — weighted average shares	43,345	29,153
Unvested Restricted Stock Awards — weighted average shares	(172)	(161)

Denominator for basic earnings per common share — adjusted weighted average shares	43,173	28,992
Effect of dilutive securities:
Employee stock options and restricted stock awards	751	861

Denominator for diluted earnings per common share — adjusted weighted average shares	43,924	29,853

Basic earnings per common share	$0.38	$0.34

Diluted earnings per common share	$0.37	$0.33

STOCK-BASED COMPENSATION

              In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS No. 148"). SFAS 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation", ("FASB No. 123") to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Effective January 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 148 which amended FASB No. 123, prospectively to all employee awards granted, modified, or settled after January 1, 2002. This adoption had an immaterial impact to the results of operation for 2003 and 2002. Awards under the Company's plans vest over periods ranging from three to ten years. The cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2003	2002
Net income as reported	$20,681	$9,897
Add: Stock-based employee compensation expense included in reported net income, net of minority interest	396	961
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(465)	(1,084)

Pro forma net income	20,612	9,774
Deduct: Series B and Series C Preferred Stock dividends	(4,378)	—

Pro forma income available to common stockholders	$16,234	$9,774

Earnings per common share:
Basic—as reported	$0.38	$0.34
Basic—as pro forma	$0.38	$0.34
Diluted—as reported	$0.37	$0.33
Diluted—pro forma	$0.37	$0.33

10. MINORITY INTEREST

              Minority interest represents the interests of the common and preferred unit holders in Mills LP not held by the Company. The minority interest is adjusted at each period end to reflect the ownership percentage at that particular time. The minority interest was 27.09% and 27.32% at March 31, 2003 and December 31, 2002, respectively.

              Limited partnership units in Mills LP (16,220,361 and 16,237,425 outstanding as of March 31, 2003 and December 31, 2002, respectively) that were not held by the Company are exchangeable for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect. The common shares that become exercisable under the Series A Warrant have not been considered in the computation of per share data, as they are anti-dilutive for all periods presented. Certain options outstanding were not included in the computation of diluted earnings per share because, in the case of options, restricted stock and stock appreciation rights, the exercise price was higher than the average market price of common stock for the applicable periods and/or because the conditions which must be satisfied prior to issuance of any such shares were not achieved during the applicable periods, and therefore, the effect would be anti-dilutive.

SALE OF 8.75% SERIES D CUMULATIVE REDEEMABLE PREFERRED PARTNERSHIP UNITS

              In March 2003, Mills LP sold 400,000 of 8.75% Series D Cumulative Redeemable Preferred Partnership Units in a private placement to two investors at a purchase price of $25.00 per unit. The net proceeds, which totaled approximately $9,900 after expenses, were used to reduce outstanding indebtedness under the Company's unsecured revolving loan. The Series D Preferred Units are exchangeable for the Company's Series D Cumulative Redeemable Preferred Stock on a one-for-one basis at any time after a registration statement covering such shares of preferred stock is declared effective by the Securities and Exchange Commission. Dividends on the preferred units are payable quarterly in arrears at 8.75% of the liquidation preference of $25.00 per unit (the equivalent to $2.1875 per unit). Series D preferred units may not be redeemed by Mills LP before March 26, 2008 and Series D preferred stock may not be redeemed by the Company before March 26, 2008 except to preserve its status as a REIT. On or after March 26, 2008, the Series D preferred units and the preferred stock can be redeemed at $25.00 per unit or shares, as applicable. Holders of units and holders of shares will have limited voting rights if dividends are not paid for six or more quarterly periods or in certain events. For the three months ended March 31, 2003, the proceeds from the sale of the Series D preferred units and the dividends made on the Series D preferred units are included in minority interest on the consolidated balance sheet and statement of income. On May 1, 2003 the Company paid a dividend of $2.1875 per unit for the three months ended March 31, 2003 prorated for the portion of the distribution period outstanding.

11. COMMITMENTS AND CONTINGENCIES

              The Company is subject to the risks inherent in the ownership and operation of commercial real estate. These risks include, among others, those normally associated with changes in the general economic climate, trends in the retail industry, including creditworthiness of retailers, competition for retailers, changes in tax laws, interest rate levels, the availability of financing and potential liability under environmental and other laws.

              As of March 31, 2003, the Company had outstanding letters of credit totaling $182 which were provided to certain utility companies as security for certain performance criteria.

              The Company currently is neither subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company, other than routine litigation and administrative proceedings arising in the ordinary course of business.

              On March 27, 2003, Hartz Mountain Industries, Inc. ("Hartz Mountain") filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority (the "NJSEA") from entering into a contract with Mack-Cali Realty Corporation and the Company for the redevelopment of the Continental Arena Site. In a hearing on May 1, 2003, the Court ruled that no injunction should be issued, and that Hartz Mountain would be required to exhaust its administrative remedies through a protest filed with the NJSEA before bringing the issue to the Courts. The Company believes that its proposal fully complied with applicable laws and the request for proposals and the Company plans to vigorously enforce its rights concerning this project. The Company does not currently believe that this lawsuit will have any material affect on its ability to develop the project.

12. NON-CASH INVESTING AND FINANCING INFORMATION

              In January 2003, the Company acquired 100% of the interests in five shopping centers from Cadillac Fairview for cash and the assumption of debt. The assets and liabilities acquired were as follows:

Net real estate and development assets	$546,615
Accounts receivable	647
Deferred costs, net and other assets	592
Loans payable	(62,000)
Accounts payable and other liabilities	(7,871)

Company's cash used in acquisition	$477,983

13. SUBSEQUENT EVENTS

SALE OF SERIES E CUMULATIVE REDEEMABLE PREFERRED STOCK

              In May 2003, the Company sold a total of 6,440,000 shares of 8.75% Series E Cumulative Redeemable Preferred Stock with a par value of $.01 per share for $25.00 per share in an underwritten public offering. The proceeds from the offering totaled approximately $155,554 after deducting underwriting discounts and expenses. The Company contributed the proceeds to Mills LP in exchange for preferred units. The preferred units have economic terms substantially identical to the Series E Cumulative Redeemable Preferred Stock. The net proceeds from the Series E Cumulative Redeemable Preferred Stock were used to repay a portion of the amounts outstanding under the Company's unsecured revolving loan and a portion of the amount outstanding under the Company's RBC credit facility. The dividends on the preferred stock are payable quarterly beginning in August 2003 at 8.75% of the liquidation preference of $25.00 per share (equivalent to $2.1875 per share). The Company cannot redeem the Series E preferred stock before May 5, 2008 except to preserve its status as a REIT. On or after May 5, 2008, the preferred stock can be redeemed at $25.00 per share. Holders of the stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

OTHER EVENTS

              In conjunction with the acquisition of the Cadillac Fairview portfolio, the purchase agreement also provided for the Company's acquisition of Cadillac Fairview's interests in two joint ventures, each of which owns a property located in Atlanta, Georgia. On May 12, 2003, the Company completed the acquisition of Cadillac Fairview's 50% interests in the two joint ventures for an aggregate price of $62,500 of which the Company had previously paid a $5,000 non-refundable deposit.

              On May 1, 2003, the Company entered into an agreement to purchase an existing mall property in California for a purchase price exceeding $400,000. The agreement provides for closing to occur during or before the third quarter of 2003, and is subject to continuing due diligence review of the property and other conditions to closing. Accordingly, there can be no assurance that the Company will acquire the property. As part of the execution of this agreement, the Company has deposited $20,000 in escrow.

THE MILLS CORPORATION
(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

              Except as otherwise required by the context, references in this Form 10-Q to "we," "us," "our" and the "Company" refer to The Mills Corporation and its direct and indirect subsidiaries, including The Mills Limited Partnership, and references in this Form 10-Q to the "Mills LP" refer to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner. The following discussion and analysis of financial condition should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2003 and 2002 and our audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2002 included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. Historical results set forth in the Consolidated Financial Statements are not necessarily indicative of our future financial position and results of operations.

              We conduct all of our business and own all of our properties through Mills LP and its various subsidiaries. As of March 31, 2003, we owned a 1% interest as the sole general partner in Mills LP and a 71.91% interest as a limited partner. We are a fully integrated, self-managed real estate investment trust ("REIT") that engages primarily in the ownership, development, redevelopment, leasing, acquisition, expansion and management of a portfolio of 13 super-regional retail and entertainment-oriented centers, ("Mills Landmark Centers"), seven regional retail and entertainment-oriented centers ("21st Century Retail and Entertainment Centers"), three community shopping centers ("Community Centers") and a portfolio of 19 single tenant properties subject to net leases that operate as CVS pharmacies ("Net Lease Properties"). In addition, Mills LP owns Mills Services Corp. ("MSC"), which was formed to provide development, management, leasing and financial services to entities owned by our affiliates. MSC owns 100% of Mills Enterprises, Inc., an entity that holds investments in certain retail joint ventures such as a 60% interest in FoodBrand L.L.C. ("FoodBrand"), the food and beverage entity that master leases, manages and operates food courts and restaurants at some of our properties and at two properties owned by third parties.

Critical Accounting Policies and Estimates

              Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to real estate and development assets, revenue recognition in conjunction with providing development, leasing and management services and equity in earnings of unconsolidated joint ventures. We believe the following critical accounting policies, among others, affect our more significant judgment of estimates used in the preparation of our consolidated financial statements.

Real Estate and Development Assets

              Costs related to the acquisition, predevelopment, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development-related costs, including certain direct and indirect costs incurred during the construction period, are also capitalized. Upon completion of development, all such costs are depreciated over the life of the related assets.

              Costs incurred during predevelopment are capitalized after we have identified and secured a site, determined that a project is feasible, and concluded that it is probable that the project will proceed. Mills LP has invested significant amounts of capital in several predevelopment projects. While we believe we will recover this capital through the successful development of such projects, or through other alternative opportunities and courses of action in the event that such development cannot proceed, it is possible that a significant write-off of unrecoverable amounts could occur. A material write-off could impact the financial condition of Mills LP, including its ability to comply with certain covenant tests under our various debt agreements. A material write-off could also impact our ability to obtain funding for future development projects.

              We are actively pursuing acquisition opportunities and will not be successful in all cases. Costs incurred related to these acquisition opportunities are expensed when it becomes possible that we will not be successful in the acquisition.

              Income producing properties are individually evaluated for impairment when various conditions exist that may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a property is less than its historical net cost basis. If a determination has been made that a permanent impairment has occurred we would record an impairment charge. In addition, we write off costs related to predevelopment projects when we determine that we will no longer pursue the project.

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

              MSC has entered into agreements with the joint ventures to provide management, leasing, development and financial services for the joint venture properties. For management services, MSC is entitled to a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate monthly per square foot of space leased that is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the predevelopment stage of the project and subsequently recognized ratably during the development period once a development agreement is executed. For financial services, MSC receives a fee equal to an agreed upon percentage of the total loan commitment that is recognized when a construction loan or permanent loan is committed by the lender. Costs incurred to provide leasing, development and financial services are capitalized when incurred and subsequently expensed as the fee is earned. Other fee income from affiliated joint ventures reflects the fees earned net of the estimated costs incurred to provide these services.

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

              Our consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date and income statement accounts are translated using the average exchange rate for the period. However, income statement accounts that represent significant, non recurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are immaterial. We translate our share of the income of our unconsolidated entities when the functional currency is not the U.S. dollar at the average exchange rate for the period. For the three months ended March 31, 2003, the total net foreign currency exchange gain related to our unconsolidated joint ventures was $2.6 million of which our portion of $1.6 million was recorded in equity in earnings. We and our foreign entities have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are included in our results of operations. Our foreign currency gain, net, totaling $2.3 million, arises primarily from the remeasurement of intercompany advances to unconsolidated joint ventures. In addition, gains or losses are recorded in the income statement when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than the exchange rate in effect when the transaction was initiated.

Financial Overview

              Fluctuations in our results of operations from period to period are partially affected by acquisitions, dispositions, new assets placed in service, and other business transactions generated from our pursuit to develop new shopping centers, expand existing shopping centers, and build on other retail alternatives that leverage our existing portfolio. The following is a summary of new shopping center openings, acquisitions and dispositions for the three months ended March 31, 2003 and 2002.

              For the three months ended March 31, 2003, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of four wholly owned shopping centers, three community centers, including The Marketplace at Arundel Mills which opened in January 2003, the equity in earnings of nine unconsolidated joint ventures, including Colorado Mills which opened in November 2002, 46 Net Lease Properties (27 of which were disposed of in March 2003 in the completion of the exchange transaction for Forest Fair) and the operations of MSC which accounts for its interest in FoodBrand and certain other retail joint venture investments using the equity method. Additionally, included in the consolidated financial results are the following new shopping center acquisitions.

  •
  In January 2003, we acquired 100% of the interests in five 21st Century Retail and Entertainment centers from the Cadillac Fairview Corporation Limited and various affiliated entities ("Cadillac Fairview"). The properties are located in Ft. Lauderdale, FL; Dover, DE; White Plains, NY; Jackson, MS and New Orleans, LA. In addition to the five properties, the Company acquired approximately 110 acres of developable land adjacent to the properties. The total aggregate purchase price for the five properties and the developable land adjacent to the properties was $546.6 million.

              In addition, we completed the following acquisitions in 2002, the results of operations for which are included in the statement of income for the three months ended March 31, 2003 but not included in the statement of income for the three months ended March 31, 2002 due to the timing of the acquisition.

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

              For the three months ended March 31, 2002, the Consolidated Financial Statements and accompanying Notes reflect the consolidated financial results of four wholly-owned shopping centers, including the Oasis at Sawgrass, two community centers, including Concord Mills Marketplace which opened in October 2001, the equity in earnings of nine unconsolidated joint ventures, including Discover Mills which opened in November 2001 and Opry Mills which became wholly owned in June 2002, 46 Net Lease Properties and the operations of MSC which accounts for its interest in FoodBrand using the equity method.

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002.

              Minimum rent for the three months ended March 31, 2003 increased $16.6 million or 64.6% as compared with the three months ended March 31, 2002. The increase was primarily due to the acquisitions of the Cadillac Properties in January 2003, Riverside Square in December 2002, Forest Fair Mall in September 2002 and the outstanding joint venture interests in Opry Mills in June 2002, all of which contributed $16.0 million of the increase. In addition to the acquisitions, new tenants and increased occupancy at Franklin Mills also contributed to the increase.

              Recoveries from tenants for the three months ended March 31, 2003 increased $9.2 million or 73.9% as compared with the three months ended March 31, 2002. The increase was due primarily to the January 2003 acquisition of the Cadillac Fairview portfolio, and the 2002 acquisition of Riverside Square, Forest Fair Mall and the outstanding joint venture interests in Opry Mills, all of which contributed $8.4 million of the increase. Also contributing to the increase was increased expenses at Sawgrass Mills, Potomac Mills and Gurnee Mills.

              Other property revenue increased $0.3 million or 9.1% to $3.9 million for the three months ended March 31, 2003 as compared to $3.6 million for the same period in 2002. The increase primarily reflects the additional property revenue from the acquisitions in 2003 and 2002, partially offset by lower termination fee income in 2003 compared with 2002.

              Management fee income from unconsolidated joint ventures for the three months ended March 31, 2003 increased $0.6 million or 23.1% as compared with the three months ended March 31, 2002. The increase is due to management fees generated by the opening of Colorado Mills in late 2002, an increase in occupancy at Arundel Mills and the acquisition of 75% of Simon's management fee interest in Arundel Mills, Concord Mills and Grapevine Mills in conjunction with our acquisition of Simon's interest in these centers. These increases are partially offset by the elimination of management fees earned from Opry Mills as a result of acquiring the outstanding interest in this joint venture in June 2002.

              Other fee income from unconsolidated joint ventures decreased $0.4 million or 31.2% to $0.8 million for the three months ended March 31, 2003 as compared to $1.2 million for the same period in 2002. The decrease is due to lower financing activities in 2003 when compared to 2002, partially offset by higher development fees related to development activity at Pittsburgh Mills and St. Louis Mills.

              Recoverable from tenants expenses for the three months ended March 31, 2003 increased $8.1 million or 76.1% as compared with the three months ended March 31, 2002. The increase was due primarily to the 2003 Cadillac acquisition, the 2002 acquisitions of Riverside Square, Forest Fair Mall and the outstanding joint venture interest in Opry Mills, all of which contributed to a combined $7.2 million to the increase. Additionally, recoverable expenses increased primarily due to an increase in tax expense at Sawgrass Mills and increases in snow removal expenses at Potomac Mills and Gurnee Mills.

              Other operating expenses increased $0.2 million or 16.1% to $1.6 million for the three months ended March 31, 2003 as compared to $1.4 million for the same period in 2002. The increase was due primarily to the 2003 Cadillac acquisition, the 2002 acquisitions of Riverside Square, Forest Fair Mall and the outstanding joint venture interest in Opry Mills.

              General and administrative expenses for the three months ended March 31, 2003 increased $1.0 million or 31.5% as compared with the three months ended March 31, 2002. The increase was due primarily to higher compensation related costs associated with the Company's growth and management restructuring in late 2002.

              Depreciation and amortization for the three months ended March 31, 2003 increased $6.6 million or 65.3% as compared with the three months ended March 31, 2002. The increase primarily relates to depreciation expense associated with the 2003 Cadillac acquisition, the 2002 acquisitions of Riverside Square, Forest Fair Mall and the outstanding joint venture interest in Opry Mills, all of which contributed $5.1 million to the increase. Additionally, depreciation and amortization expense increased due to placing new assets in services.

              Equity in earnings of unconsolidated joint ventures decreased $0.9 million or 14.4% to $5.3 million for the three months ended March 31, 2003 as compared to $6.2 million for the same period in 2002. The decrease reflects lower land sale gains by the joint ventures of $4.4 million, partially offset by earnings from the opening of Colorado Mills in November 2002, our increased ownership in Arizona Mills, Arundel Mills, Grapevine Mills and Ontario Mills as a result of our acquisition of a portion of Simon's interest in these centers in May 2002 and a foreign currency gain which totaled $1.6 million during the 2003 quarter end.

              Interest income for the three months ended March 31, 2003 increased $1.2 million or 96.8% as compared with the three months ended March 31, 2002. The increase was due primarily to higher advances made to our joint ventures.

              Interest expense, net increased $1.4 million or 11.3% to $13.5 million for the three months ended March 31, 2003 as compared to $12.1 million for the same period in 2002. The increase primarily relates to interest expense associated with the 2003 Cadillac acquisition, the 2002 acquisitions of Riverside Square, Forest Fair Mall and the outstanding joint venture interest in Opry Mills, all of which contributed $6.7 million to the increase. Additionally, the increase reflects higher interest on our line of credit due to a higher average balance in 2003 as compared to 2002. These increases were partially offset by higher capitalized interest costs in 2003 as a result of increased development activity.

              Gain on foreign currency exchange, net was $2.3 million for the three months ended March 31, 2003, which was primarily due to the strengthening of the Canadian dollar against the U.S. dollar. Our investments and advances in our two foreign operations are denominated in the applicable local foreign currencies, which must be remeasured to our U.S. dollar currency for accounting purposes.

Unconsolidated Joint Ventures

              We conduct our business through Mills LP, wholly owned subsidiaries and our affiliates. The consolidated financial statements include accounts of the Company and all our subsidiaries that we control. We do not consider ourselves to be in control of an entity when major business decisions require the approval of at least one other general partner. Accordingly, we account for our investments by joint ventures under the equity method. Because a significant number of our shopping centers are operated by joint ventures, we have expanded our management's discussion and analysis of financial condition and results of operations to discuss the results of operations of the unconsolidated joint ventures without regard to our pro rata share of these operations. The table below provides the income statement of the unconsolidated joint ventures for the three months ended March 31, 2003 and 2002 and is followed by a discussion of the unconsolidated joint venture results of operations:

	Three Months Ended March 31,
	2003	2002
REVENUES:
Minimum rent	$46,983	$46,975
Percentage rent	27	369
Recoveries from tenants	19,257	17,968
Other property revenue	4,414	4,068

Total operating revenues	70,681	69,380

EXPENSES:
Recoverable from tenants	16,970	16,100
Other operating	3,869	3,998
Depreciation and amortization	24,149	24,331

Total operating expenses	44,988	44,429

	25,693	24,951
OTHER INCOME (EXPENSE):
Interest income	430	785
Interest expense, net	(20,448)	(21,243)
Other income (expense)	694	5,794
Gain of foreign currency exchange, net	2,623	—

NET INCOME	$8,992	$10,287

MILLS LP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	$5,267	$6,151

The following is a summary of joint venture acquisitions and new joint venture shopping centers placed into operation for the three months ended March 31, 2003, and 2002:

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
  •
  Arizona Mills, Phoenix, AZ (13.2% interest from Simon)
  •
  Concord Mills, Charlotte, NC (37.5% interest from Simon)
  •
  Arundel Mills, Baltimore, MD – Washington D.C. (37.5% interest from Simon)

              In June 2002, we acquired the interest in Opry Mills that we did not already own from our partner, Opryland Attractions, Inc. (a subsidiary of Gaylord Entertainment). With this acquisition, we now own 100% of Opry Mills. The total consideration paid by us was approximately $30.9 million in cash. The cash portion of the purchase price for the Opry Mills transaction was funded by our equity offering of 7.5 million shares of common stock which closed in May 2002.

              In November 2002, we opened Colorado Mills located in Denver, Colorado. Colorado Mills is a 1.1 million square foot super-regional retail and entertainment center. Our partners in this joint venture are Kan Am and Stevinson Colorado Mills Holding.

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002 for the unconsolidated joint ventures without regard to our pro rata share of these operations.

              Minimum rent for the three months ended March 31, 2003 did not materially change when compared with the three months ended March 31, 2002. The minimum rent activity during the three months ended March 31, 2003 reflects the results of the operations for Colorado Mills which opened in November 2002, and increased minimum rent at Ontario Mills, Arundel Mills, the Marketplace at Arundel Mills and Grapevine Mills, primarily due to occupancy. Offsetting this increase is a loss in minimum rent from Opry Mills as a result of consolidating this entity subsequent to our acquisition of the remaining interest in Opry Mills that we did not already own in June 2002.

              Recoveries from tenants for the three months ended March 31, 2003 increased $1.3 million or 7.2% as compared with the three months ended March 31, 2002. The increase primarily reflects operations for Colorado Mills which opened in November 2002, partially offset by the consolidation of Opry Mills following our acquisition of the portion of the joint venture that we did not previously own in 2002. Additionally, increased expenses throughout the portfolio contributed to the increase.

              Other property revenue increased $0.3 million or 8.5% to $4.4 million for the three months ended March 31, 2003 as compared to $4.1 million for the same period in 2002. The increase primarily reflects other property revenue from operations for Colorado Mills which opened in November 2002, increased kiosk, temporary tenants and push cart income at Concord Mills and Arizona Mills, partially offset by the consolidation of Opry Mills following our acquisition of the portion of the joint venture that we did not previously own in 2002.

              Recoverable from tenants expenses for the three months ended March 31, 2003 increased $0.9 million or 5.4% as compared with the three months ended March 31, 2002. The increase reflects results from the opening of Colorado Mills in November 2002 and increased security and insurance expenses throughout the portfolio primarily due to terrorism. These increases were partially offset by the reduction in recoverable expenses as a result of consolidating Opry Mills in 2002.

              Other operating expenses decreased $0.1 million or 3.2% to $3.9 million for the three months ended March 31, 2003 as compared to $4.0 million for the same period in 2002. The decrease reflects the reduction of expense as a result of consolidating Opry Mills and lower landlord contribution to the marketing fund throughout the portfolio. These decreases were partially offset by increased expenses from the opening of Colorado Mills in November 2002 and moderately higher bad debt expense.

              Depreciation and amortization for the three months ended March 31, 2003 decreased $0.2 million or 0.7% as compared with the three months ended March 31, 2002. The decrease is due to the reduction in depreciation expenses as a result of consolidating Opry Mills in 2002 and assets becoming fully depreciated at Grapevine Mills. Partially offsetting the decrease was additional depreciation and amortization as a result of placing Colorado Mills in service in November 2002.

              Interest expense, net decreased $0.8 million or 3.7% to $20.4 million for the three months ended March 31, 2003 as compared to $21.2 million for the same period in 2002. The decrease is primarily from the consolidation of Opry Mills following our acquisition of the remaining interest in this entity in 2002. Offsetting the decrease is higher interest expense for Colorado Mills as a result of opening this center in November 2002, higher interest for Concord Mills due to its refinancing in the fourth quarter of 2002, and higher interest for Discover Mills due to a higher average principal balance in 2003 as compared to 2002.

              Other income (expense) decreased $5.1 million or 88.0% to $0.7 million for the three months ended March 31, 2003 as compared to $5.8 million for the same period in 2002. The decrease reflects lower gains from the sale of land as 2002 reflects substantial land sale gains at Colorado Mills, Discover Mills and Arundel Mills.

Cash Flows

              Net cash provided by operating activities increased $23.6 million to $32.8 million for the three months ended March 31, 2003 as compared with $9.2 million for the three months ended March 31, 2002. This increase resulted from increased operational income and the added accrued expenses and other liabilities assumed from the acquisition of the Cadillac Fairview properties partially offset by the timing and increased collections of accounts and notes receivables.

              Net cash flow used in investing activities increased $470.3 million to $522.0 million for the three months ended March 31, 2003 as compared with $51.6 million for the three months ended March 31, 2002. Cash used in investing activities increased primarily due to the acquisition of the Cadillac Properties ($478.0 million) in January 2003. The increase was also due to increased development expenditures for Cincinnati Mills, Potomac Mills and Gurnee Mills and contributions to unconsolidated joint ventures for the development of Colorado Mills, Madrid Xanadú and St. Louis Mills, in addition to increased predevelopment expenditures for Vaughan Mills, Meadowlands Xanadu, and various other projects in the predevelopment stage. These increases were partially offset by increased distributions received from unconsolidated joint ventures due to increased operating cash flows.

              Net cash flow provided by financing activities increased $386.4 million to $425.9 million for the three months ended March 31, 2003 as compared to $39.5 million for the three months ended March 31, 2002. The increase was primarily related to an increase in borrowings on our unsecured revolving loan as well as the new $320.0 million mortgage obtained for the acquisition of the Cadillac properties and increased development activity. This increase was partially offset by the refinancing of Potomac Mills and Gurnee Mills in the first quarter of 2002. Net cash flow provided by financing activities also increased due to the issuance in 2003 of Series D Cumulative Preferred Units and Series C Cumulative Preferred Stock which combined raised net proceeds of $12.5 million as compared to the secondary public offering of common stock in February 2002 which raised net proceeds of $47.0 million. Also contributing to the increase in financing activities was repayments related to the refinancing of Potomac Mills and Gurnee Mills in 2002, an increase in restricted cash and an increase in the proceeds from the exercise of stock options, partially offset by higher dividends as a result of our equity offerings.

Funds From Operations

              We believe that Funds From Operations ("FFO") is a useful supplemental measure of our operating performance that is a recognized metric used extensively by the real estate industry, in particular, REITs. Accounting for real estate assets using historical cost accounting under generally accepted accounting principles ("GAAP") assumes that the value of real estate assets diminishes predictably over time. The National Association of Real Estate Investment Trusts ("NAREIT") stated in its April 2002 White Paper on Funds from Operations "since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves." As a result, the concept of FFO was created by NAREIT.

              FFO, as defined by NAREIT, means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from sales of depreciated property, plus real estate related depreciation and amortization after adjustments for unconsolidated partnerships and joint ventures. Our FFO has been modified from the NAREIT's definition of FFO to exclude all foreign currency exchange gains/losses. This exclusion of foreign currency exchange gains/losses is consistent with the objective of presenting our FFO on a comparable basis with prior periods. In addition, we believe that such exclusion enables us to present our FFO on a comparable basis with other REITs that do not have foreign operations that would result in foreign currency exchange gains/losses. Even with this adjustment, our method of calculating FFO may be different from methods used by other REITs and accordingly, may not be comparable to such other REITs.

              FFO is presented to assist investors in analyzing our performance and to provide an indication of our ability to fund capital expenditures, distribution requirements and other cash needs. FFO (i) does not represent cash flow from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including the ability to make distributions, and (iii) should not be considered as an alternative to net income (which is determined in accordance with GAAP) for purposes of evaluating our operating performance. The SEC requires registrants to identify the most comparable GAAP measure when using a non-GAAP measure. Net income is considered to be the most comparable GAAP measure to FFO.

              FFO available to common stockholders for the three months ended March 31, 2003 increased by $12.0 million (35.3%) to $46.1 million as compared to $34.1 million for the comparable period in 2002. Preferred dividends for our Series A Cumulative Convertible Preferred Stock is being treated as interest expense. The dividends on our Series A Cumulative Convertible Preferred Stock recorded as interest expense was $2,036 for both the three months ended March 31, 2003 and 2002.

              A reconciliation of income before minority interest to FFO available to common stockholders (denoted in thousands) is presented below:

	Three Months Ended March 31,
	2003	2002
Funds from operations:
Income before minority interest	$26,798	$15,600
Adjustments:
Add: Depreciation and amortization of real estate assets	16,071	9,497
Add: Real estate depreciation and amortization of unconsolidated joint ventures	11,507	9,005
Less: Foreign currency exchange gains, net	(2,259)	—
Less: Equity in earnings of net foreign currency exchange gains of unconsolidated joint ventures	(1,610)	—

Funds from operations	$50,507	$34,102
Less: Series B and Series C Preferred Stock dividends	(4,378)	—

Funds from operations available to common stockholders	$46,129	$34,102

EBITDA

              Our Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA") is defined as earnings of Mills LP, before interest expense, taxes, depreciation, amortization and certain other non-cash extraordinary items (including gains or losses on sales of real estate assets). EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is an important measure of performance for a REIT because EBITDA is unaffected by the debt and equity structure of the property owner and it also provides a further tool to evaluate our ability to incur and service debt and to fund dividends and other cash needs. The EBITDA measures presented by us may not be comparable to other similarly titled measures of other companies. We believe that net income is the most directly comparable GAAP measure to EBITDA.

              Our EBITDA to interest expense coverage ratio (including our proportionate share of interest expense and depreciation from our unconsolidated joint ventures) was 3.7 and 3.0 for the three months ended March 31, 2003 and 2002, respectively. A reconciliation of income before minority interest to EBITDA (denoted in thousands) is presented below:

	Three Months Ended March 31,
	2003	2002
Income before minority interest	$26,798	$15,600
Add:
Interest expense, net of loan fee amortization	11,848	10,995
Depreciation expense	18,254	11,168
Our pro-rata share of interest expense, net of loan fee amortization from our unconsolidated joint ventures	9,201	7,484
Our pro-rata share of depreciation and amortization from our unconsolidated joint ventures	12,199	9,684

EBITDA	$78,300	$54,931

Liquidity and Capital Resources

              During the year ended December 31, 2002 and the three months ended March 31, 2003, we completed a number of capital transactions that significantly improved our balance sheet and overall liquidity. These transactions included several debt refinancings in addition to preferred and common stock issuances. For the three months ended March 31, 2003, we raised $332.4 million in incremental capital, not including $155.6 million that was raised in May 2003 from the sale of Series E Preferred Stock. Our coverage ratio, leverage ratios and debt indicators, which include our share of joint venture operations and debt, are detailed below:

	Trailing 12 Months Ended March 31,
	2003	2002
Interest coverage ratio (EBITDA to interest expense)	3.7	2.7
Debt to market capitalization as calculated by our unsecured revolving loan lenders (1)	56.8%	53.8%
Weighted average maturity (in years)	5.2	5.5
Weighted average interest rate	6.0%	6.8%
Fixed rate debt percentage (2)	67.2%	81.9%

(1)
Calculated based on the terms of our unsecured revolving loan covenants.

(2)
Including swaps in place through the end of the respective year, the Company's fixed rate debt percentage (including the Company's share of joint venture debt) would have been 85.0% and 85.6% for the twelve months ended March 31, 2003 and 2002, respectively.

              Interest expense coverage ratio is calculated as earnings of Mills LP, before interest expense, taxes, depreciation, amortization and certain other non-cash extraordinary items (including gains or losses on sales of real estate assets and net foreign currency exchange gains) and our proportionate share from unconsolidated joint ventures, to interest expense.

              As of March 31, 2003, our balance of cash and cash equivalents was $15.9 million, excluding restricted cash totaling $33.5 million which is used to pay operating and capital expenditures of operating properties that serve as collateral for secured loan facilities, and excluding our proportionate share of cash held in unconsolidated joint ventures. In addition to our cash reserves as of March 31, 2003, we had $52.0 million available under our unsecured revolving loan. This does not reflect the repayment of amounts outstanding on the revolving loan from proceeds received from our sale of Series E Cumulative Redeemable Preferred Stock in May 2003.

              The following provides greater detail of the debt and equity transactions discussed above.

Debt Transactions

              As of March 2003, our consolidated debt was approximately $1.7 billion and our pro-rata share of unconsolidated joint venture debt was approximately $0.7 billion. Of the approximate $2.4 billion of combined debt (our consolidated debt and our share of gross unconsolidated joint venture debt), approximately $1.6 billion was fixed rate debt and $0.8 billion was variable rate debt. Scheduled principal payments of our combined debt through December 31, 2007 are approximately $1.2 billion with approximately $1.2 billion due thereafter. Additionally, we have guaranteed $560.8 million of total gross debt of which $320.9 million relates to joint venture debt. We and our joint venture partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of loans) or from equity issuances.

              As of March 31, 2003, the weighted average life of our indebtedness, including our share of funded construction and operating debt of the unconsolidated joint ventures, was 5.2 years with a 6.0% weighted average interest rate.

              Pursuant to our credit facility, we are subject to certain performance measurements and restrictive covenants. We were in compliance with these covenants at March 31, 2003.

              In January 2003 in conjunction with the acquisition of the Cadillac Fairview portfolio, we obtained a mortgage loan totaling $320.0 million secured by Dover Mall, Dover Commons, the Galleria at White Plains, Northpark Mall and The Esplanade. The mortgage loan bears interest at LIBOR plus 210 basis points. The loan matures in February 2006 and has two one-year extension options. We intend to exercise our option to extend the loan for two one-year terms. In conjunction with this refinancing, we entered into a swap agreement to effectively fix the interest rate at 4.17% on a notional amount of $245.0 million through February 2005.

              Also in conjunction with the acquisition of the Cadillac Fairview portfolio, we assumed a $62.0 million mortgage secured by Broward Mall. The loan bears interest at an effective rate of 5.34% and matures in March 2009. Principal payments of $1.5 million are due in March 2004 and 2005, with principal payments of $2.0 million due in March 2006, 2007 and 2008.

Equity Transactions

              Currently, we have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission. Pursuant to this registration statement, as of March 31, 2003, we may issue up to an aggregate of approximately $758.2 million of any combination of common stock and/or common stock warrants, preferred stock, or preferred stock represented by depository shares.

              In May 2003, the Company sold a total of 6,440,000 shares of 8.75% Series E Cumulative Redeemable Preferred Stock with a par value of $.01 per share for $25.00 per share in an underwritten public offering. The proceeds from the offering totaled approximately $155.6 million after deducting underwriting discounts and expenses. We contributed the proceeds to the Mills LP in exchange for preferred units. The preferred units have economic terms substantially identical to the Series E Cumulative Redeemable Preferred Stock. The net proceeds from the Series E Cumulative Redeemable Preferred Stock were used to repay all of the amounts outstanding under our unsecured revolving loan and a portion of the amount outstanding under the Company's RBC credit facility. The dividends on the preferred stock are payable quarterly beginning in August 2003 at 8.75% of the liquidation preference of $25.00 per share (equivalent to $2.1875 per share). We cannot redeem the Series E Preferred Stock before May 5, 2008 except to preserve our status as a REIT. On or after May 5, 2008, the preferred stock can be redeemed at $25.00 per share. Holders of the stock will have limited voting rights only if dividends are not paid for six or more quarterly periods and in certain other events. We have $597.2 million of various forms of stock available for issuance under the current shelf registration statement after the sale of the Series E Cumulative Redeemable Preferred Stock.

              In March 2003, Mills LP sold 400,000 of 8.75% Series D Cumulative Redeemable Preferred Partnership Units in a private placement to two investors at a purchase price of $25.00 per unit. The net proceeds, which totaled approximately $9.9 million after expenses, were used to reduce outstanding indebtedness under our unsecured revolving loan. The Series D Preferred Units are exchangeable for the Company's Series D Cumulative Redeemable Preferred Stock on a one-for-one basis at any time after a registration statement covering such shares of preferred stock is declared effective by the Securities and Exchange Commission. Dividends on the preferred units are payable quarterly in arrears at 8.75% of the liquidation preference of $25.00 per unit (the equivalent to $2.1875 per unit). Series D Preferred Units may not be redeemed by Mills LP before March 26, 2008 and Series D Preferred Stock may not be redeemed by the Company before March 26, 2008 except to preserve its status as a REIT. On or after March 26, 2008, the Series D Preferred Units and the preferred stock can be redeemed at $25.00 per unit or shares, as applicable. Holders of units and holders of shares will have limited voting rights if dividends are not paid for six or more quarterly periods or in certain other events. For the three months ended March 31, 2003, the proceeds from the sale of the Series D Preferred Units and the dividends made on the Series D Preferred Units are included in minority interest on the consolidated balance.

              In January 2003, we sold an additional 100,000 shares of Series C Cumulative Redeemable preferred stock in a public offering at an offering purchase price of $25.23 per share. The net proceeds, which totaled approximately $2.5 million after expenses, were used to fund the acquisition of the Cadillac Fairview portfolio. We contributed the proceeds to the Mills LP in exchange for preferred units. The preferred units have economic terms substantially identical to the Series C Cumulative Redeemable Preferred Stock. The dividends on the preferred stock are payable quarterly in arrears and are cumulative commencing on December 17, 2002. We cannot redeem the Series C Preferred Stock before December 17, 2007 except to preserve our status as a REIT. On or after December 17, 2007, the Series C Preferred Stock can be redeemed at $25.00 per share. Holders of the stock will have limited voting rights only if dividends are not paid for six or more quarterly periods and in certain other events.

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

Acquisitions

              On May 12, 2003, we completed the acquisition of Cadillac Fairview's 50% interests in the two joint ventures for an aggregate price of $62.5 million of which we had previously paid a $5.0 million non-refundable deposit. The two properties are located in the Atlanta, Georgia metropolitan area.

Development, Remerchandising, and Expansion Efforts

              We currently have three projects under construction, which we expect will have an aggregate of approximately 4.0 million square feet of GLA upon completion. Estimated total development cost for these three projects is approximately $585 million. The estimated development costs will be funded through construction loans and joint venture partners' and our equity contributions. The following is a discussion about projects under construction in addition to a discussion about our other predevelopment, development, remerchandising and expansion efforts. As of March 31, 2003, projects under construction include: Madrid Xanadú (Spain), St. Louis Mills and Cincinnati Mills.

              Other projects in the predevelopment stage include Vaughan Mills, Meadowlands Xanadu, Pittsburgh Mills and San Francisco Piers 27-31.

              Madrid Xanadú—Madrid, Spain:    The Madrid Xanadú project is being constructed on an 85-acre site located in the Municipality of Arroyomolinos, within the Communidad of Madrid. The project is expected to contain 1 million square feet of GLA. This new full-price retail property will have as its entertainment centerpiece the Snow Dome, a 17-story indoor ski and snowboarding slope, and will contain El Corte Inglés, the largest retailer in Spain, which will occupy 350,000 square feet of department store space. Madrid Xanadú will also feature over 200 specialty retailers, including Sweden's Hennes and Mauritz (H&M), Italy's Benetton and Spain's Zara. We are scheduled to open the property on May 16, 2003.

              The project is being developed pursuant to two joint ventures between us and Parecelatoria De Gonzalo Chacón S.A. ("PGC"). One joint venture will develop, own and operate the retail component of the property and the other joint venture will develop, lease and operate the Snow Dome. We own two-thirds of the retail joint venture and one-third of the Snow Dome joint venture. PGC contributed the land to the retail joint venture. We are obligated to contribute to the retail joint venture any capital, in excess of construction loan proceeds, required to complete the construction of the retail component of the project. As of March 31, 2003, excluding capitalized interest and overhead, we had invested $176.1 million (€163.1 million Euro "€"). We closed a construction loan in December 2002, with a maximum loan amount of $178.1 million (€165 million). There are various conditions precedent to loan funding including finalization of various business arrangements and partner matters, registration of certain documents that are required before a mortgage can be granted and finalization of the ground lease relating to the El Corte Inglés store. In May 2003, we completed the conditions precedent for the loan funding, the El Corte Inglés transaction closed and we began drawing on the loan. Total loan proceeds received from the initial funding was $92.1 million (€85.3 million). We expect our final equity in the joint venture to be $80.7 million (€74.8 million).

              Under the current joint venture agreements, the retail joint venture is obligated to provide $20.8 million (€19.3 million) to the Snow Dome joint venture in the form of a repayable tenant allowance loan. Additional equity beyond the tenant allowance loan is required to complete the project. We and PGC have agreed to contribute $5.2 million (€4.8 million), of which $3.5 million (€3.2 million) is to be funded by us and $1.7 million (€1.6 million) of which is to be funded by PGC. Furthermore, after such contributions have been made, PGC is obligated to contribute additional funds, up to a maximum of $4.5 million (€4.2 million). If additional funds are required to complete the Snow Dome project after all of the foregoing contributions have been made, the parties have agreed to fund such additional equity requirements on a fifty/fifty basis, provided that total funding for the Snow Dome does not exceed $45.3 million (€42 million). While we do not believe that development of the Snow Dome will require total funding in excess of $45.3 million (€42 million), in the event additional funds are required, either one or both of the partners may elect to make additional capital contributions or loans to the joint venture.

              We are also party to an agreement with PGC that has certain put/call provisions relating to PGC's interest after the construction period ends, that include, among other things, the right of PGC to require us to purchase its interest in the joint ventures for a price of $37.8 million (€35 million), which price may be adjusted upward depending on the stabilized financial performance of the project.

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

              The project is being developed by St. Louis Mills Limited Partnership, a joint venture between us and Kan Am. We anticipate that our final equity requirements will be approximately $31.5 million. As of March 31, 2003, we had contributed $46.0 million, excluding capitalized interest and overhead, and Kan Am had contributed $31.5 million in the project. We closed a construction loan in the amount of $162.0 million for the project in May 2003. The loan bears interest at LIBOR plus 195 basis points and matures in May 2006.

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

              Cincinnati Mills-Cincinnati, Ohio:    We purchased the Forest Fair Mall in Cincinnati, Ohio in September 2002 and are currently renovating the mall. We anticipate completing the redevelopment in spring 2004 and will rename the mall Cincinnati Mills upon completion. The anchor stores will remain open during the renovation. Elder Beerman has give notice that it will close its department store in this property when its lease expires in May 2003. We will redmise and re-lease this two level space to a combination of anchor and specialty tenants.

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

              Vaughan Mills—Toronto, Canada:    In February 1998, we secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills Landmark Center to be developed in Canada. The 180-acre site is located in the City of Vaughan, which is approximately 20 miles north of downtown Toronto, Canada. The project will be developed jointly by us and Ivanhoe Cambridge. We anticipate beginning construction in the summer of 2003 and opening the center in 2004.

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

              Upon completion, Meadowlands Xanadu will be a 4.76 million square foot family entertainment and recreation complex that will include five themed zones and an office and hotel component. The Meadowlands Xanadu proposal features the Snow Dome, America's first year-round indoor Alpine ski resort with real snow and chair lifts. In addition to the Snow Dome, Meadowlands Xanadu will feature a baseball park to house the Bergen Cliff Hawks minor league baseball team and the Bergen River Dogs professional lacrosse team. Additional active and spectator activities include an ESPN XGames Skatepark (extreme wheel sports), an indoor surfing wave, a grand movie palace, a small format live entertainment venue and a Wildlife Museum. Xanadu will also include the Meadowlands Area YMCA, with multi-purpose areas, spaces dedicated to basketball and gymnastics, an aquatic center, locker rooms and a child care facility. The office and hotel space will total 2.2 million square feet, consisting of four 14-story, 440,000 square-foot office buildings and a 520-room hotel with conference and exhibition facilities.

              We expect that Meadowlands Xanadu will be developed by a joint venture between an affiliate of Mack-Cali Realty Corporation and Meadowlands Mills Limited Partnership. We are in the process of negotiating the joint venture agreement and our equity requirement has not yet been determined. Meadowlands Mills Limited Partnership, the entity that submitted the bid to redevelop the Continental Arena site, is a joint venture solely owned by us and Kan Am. Empire, Ltd., the current owner of land adjacent to the Continental Arena site, and Benjamen Lazare have the right under certain circumstances to be admitted as limited partners to Meadowlands Mills Limited Partnership. As of March 31, 2003, we had invested $89.4 million in Meadowlands Mills Limited Partnership. Of the amount we had contributed as of March 31, 2003, $51.4 million is an advance to Meadowlands Mills Limited Partnership. Kan Am's contributed capital in Meadowlands Mills Limited Partnership was $24.0 million as of March 31, 2003. The Meadowlands Mills Limited Partnership agreement provides for Kan Am's right to require Meadowlands Mills Limited Partnership to redeem its interest in the joint venture if a construction loan is not obtained by June 30, 2004.

              Pursuant to the Meadowlands Mills Limited Partnership agreement, we and Kan Am each will receive a cumulative construction period preference and a priority return during operations equal to 9% per annum. Prior to securing qualified permanent financing, our construction period preference will be subordinated to Kan Am's construction period preference. Additionally, payment of our construction period preference will be made only from proceeds of the construction loan and only if the terms of the construction loan documentation so permit. We currently guarantee Kan Am's preference. Beginning on the "Project Commencement Date," which is the date on which certain material contingencies have been satisfied, we will guarantee the return of Kan Am's capital contribution upon exercise of its redemption right, which may occur prior to securing the construction loan. We will guarantee Kan Am's portion of the construction debt when a construction loan is obtained. Our guarantee of Kan Am's preference and Kan Am's portion of the construction debt will continue until qualified permanent financing is secured for the project. As of March 31, 2003, Kan Am's unpaid preference was $0.54 million.

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

              On March 27, 2003, Hartz Mountain Industries, Inc. filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority (the "NJSEA") from entering into a contract with Mack-Cali Realty Corporation and the Company for the redevelopment of the Continental Arena Site. In a hearing on May 1, 2003, the Court ruled that no injunction should be issued, and that Hartz Mountain would be required to exhaust its administrative remedies through a protest filed with the NJSEA before bringing the issue to the Courts. The Company believes that its proposal fully complied with applicable laws and the request for proposals and the Company plans to vigorously enforce its rights concerning this project. The Company does not currently believe that this lawsuit will have any material affect on its ability to develop the project. This suit was dismissed in May 2003.

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

              Pittsburgh Mills—Pittsburgh,Pennsylvania:    In December 2002, Mills-Kan Am Pittsburgh Limited Partnership ("Mills-Kan Am Pittsburgh") and A.V. Associates Limited Partnership ("AV Associates") entered into a partnership agreement for the development of Pittsburgh Mills, which will be located on approximately 313 acres of land in Frazer Township, Pennsylvania. All permits necessary to develop this center are now in hand. A TIF to subsidized road and other infrastructure to support the project is now finalized. Site construction began in May 2003.

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

              Mills-Kan Am Pittsburgh Limited Partnership, through which we will operate our interest in the Pittsburgh Mills project, is a joint venture between us and Kan Am. Each of us is required to fund 50% of Mills-Kan Am Pittsburgh initial capital contribution of $39.3 million. We anticipate that the total capital to be contributed by Mills-Kan Am Pittsburgh to Pittsburgh Mills Limited Partnership will be $47.2 million. As of March 31, 2003, Mills Kan Am Pittsburg had contributed $6.7 million to Pittsburg Mills, all of which had been contributed by Kan Am.

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

              Block 37—Chicago, Illinois:    In June 2002, we were selected by the City of Chicago to negotiate the development of Block 37 (108 N. State Street), a key city block opposite the Marshall Fields department store in downtown Chicago, as a mixed-use project including retail, residential and hotel uses. These negotiations as well as related entitlement proceedings are ongoing.

Projects Under Review

              In addition to the projects discussed above, we are also conducting due diligence on several other proposed sites for future projects, including sites in Cleveland, Ohio; Woodbridge, Virginia; Boston, Massachusetts; Tampa, Florida; and San Francisco, California. We are also reviewing other potential development opportunities internationally. For example, in Spain, we are exploring follow-on opportunities beyond Madrid Xanadú for sites in and around Seville, Valencia and Barcelona. In addition, in Italy, our efforts are concentrated on several well-located sites in Milan, suburban Florence and Rome.

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

Off Balance Sheet Commitments

              As of March 31, 2003, our off-balance sheet commitments were as follows (dollars in thousands):

  •
  At March 31, 2003, we had unused capacity under our unsecured revolving loan totaling $52,000 which will be used to fund acquisitions, development and as a working capital facility.

  •
  Letters of credit totaling $182 have been provided to certain utility companies as security for certain performance criteria.
  •
  We generally guarantee our share of any construction loan and our joint venture partners' (Kan Am and Stevinson) share of the construction loan until permanent financing is obtained. The amount guaranteed at March 31, 2003 was $320,891 which is reduced as certain performance criteria are met. See the "Summary of Outstanding Unconsolidated Indebtedness" in the Form 8-K filed on May 9, 2003 with the Securities and Exchange Commission for a summary of unconsolidated indebtedness.
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
  •
  During April and May 2001, we sold 750,000 shares of Series A Preferred Stock totaling $75,000 in a private placement. The Series A Preferred Stock is convertible into our common stock at a strike price of $25.00 per share. The Series A Preferred Stock is callable by us after the first year at a specified premium and has no sinking fund requirements. The Series A Preferred Stock is also subject to redemption at the option of the holders of series A preferred stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holder of the Series A Preferred Stock has the right to require us to redeem all or a portion of the Series A Preferred Stock for cash if (1) we cease to qualify as a REIT, (2) there is a change in control, as defined in the securities purchase agreement, (3) a material event of noncompliance occurs, as defined in the securities purchase agreement, or (4) shares of the Series A Preferred Stock remain issued and outstanding after April 30, 2006. The repurchase price will vary based on the event giving rise to the put right of the holder of the Series A Preferred Stock and the time of occurrence.
  •
  We guarantee a $10,000 letter of credit of which the obligor is Colorado Mills Limited Partnership. The letter of credit was issued in March 2002 to secure a bond issuance by Denver West Metropolitan District. As of March 31, 2003, there was no amount drawn on the letter of credit.
  •
  As of March 31, 2003, we have received construction loan commitments for the Madrid Xanadú development project totaling $201,859 (€193,000). Amounts drawn on this construction loan will be fully guaranteed by us until a permanent loan is obtained.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

              In the normal course of business, we and our joint ventures are exposed to the effect of interest rate changes and foreign currency exchange rates that could affect our results of operations and financial condition or cash flow. We and the joint ventures limit these risks by following established risk management policies and procedures, including the use of a variety of derivative financial instruments to manage or hedge interest rate risk. We and the joint ventures do not enter into derivative instruments for speculative purposes. We and the joint ventures require that the hedging derivative instruments be effective in reducing interest rate risk exposure. This effectiveness is essential to qualify for hedge accounting. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.

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

              In conjunction with our policy to reduce interest rate risk, we and our unconsolidated joint ventures have entered into the interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in LIBOR. Under the swaps, we receive LIBOR based payments and pay a fixed rate. A summary of the terms of the derivative instruments, as of March 31, 2003, a reconciliation of the fair value and adjustments to accumulated other comprehensive loss (in thousands) are as follows:

	Wholly Owned	Joint Venture
Hedge type	Cash Flow	Cash Flow
Description	Swap	Swap
Range of notional amounts	$36,300 – $245,000	$30,000 – $131,883
Range of interest rate	2.07 – 4.14%	1.95 – 5.35%
Range of effective start dates	12/7/01 – 6/7/03	5/1/01 – 6/1/03
Range of maturity dates	6/7/03 – 10/10/07	6/1/03 – 5/1/06
Total accumulated other comprehensive loss at December 31, 2002	$(10,445)	$(15,152)
Change in fair value for the three months ended March 31, 2003	(2,876)	(117)

Total accumulated other comprehensive loss at March 31, 2003	$(13,321)	$(15,269)

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

              For purposes of the Securities and Exchange Commission's market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2003. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, as of March 31, 2003, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented below. The following table provides information about our consolidated financial instruments that are sensitive to changes in interest rates as of March 31, 2003. For consolidated debt obligations, the table presents principal cash flows (in thousands) and related weighted average interest rates by expected maturity dates, including the effect of an interest rate swap currently in effect.

	2003	2004	2005	2006	2007	Thereafter	Total	Estimated Fair Value 3/31/03
Fixed rate mortgages, notes and loans payable	$6,338	$10,803	$11,827	$297,802	$308,497	$496,747	$1,132,014	$1,159,757
Average interest rate	7.78%	7.66%	7.37%	7.18%	6.33%	7.29%	7.01%
Variable rate mortgages, notes and loans payable	$24,061	$9,573	$154,729	$95,238	$1,350	$323,490	$608,441	$608,441
Average interest rate	3.93%	4.52%	4.16%	5.34%	7.60%	4.13%	4.33%

Foreign Currency Risk

              We are exposed to foreign exchange risk related to our foreign joint venture investment balance that is denominated in the foreign currency of the investment and thus requires re-measurement into the U.S. dollar. The exposure to foreign exchange risk related to translating the income and expenses of its equity investments is minimal due to the fact that most transactions occur in the functional currency of that entity and the investments are not yet operational. We currently have not hedged this foreign joint venture investment balance; accordingly, a 10% change in foreign currency exchange rates would have resulted in an approximate $19 million U.S. dollar impact to income before minority interest for the three months ended March 31, 2003.

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

  (b)
  The Company filed five Current Reports on Form 8-K during the quarter ended March 31, 2003.

  •
  The Company's Current Report on Form 8-K dated and filed on January 22, 2003 under Item 5 made available certain exhibits concerning the offering of 100,000 shares of the Company's Series C preferred stock, par value $.01 per share, at an initial price of $25.23 per share at or about January 22, 2003.

  •
  The Company's First Amendment Current Report on Form 8-K/A dated December 13, 2002 and filed on January 30, 2003 under Items 2 and 7 made available information concerning the acquisition of the Riverside Square shopping center in Hacksensack, NJ on December 13, 2002.

  •
  The Company's Current Report on Form 8-K dated January 31, 2003 and filed on February 11, 2003 under Items 2 and 7 made available information concerning the acquisition of five shopping centers from the Cadillac Fairview Corporation Limited and various affiliates on January 31, 2003.

  •
  The Company's Current Report on Form 8-K dated December 31, 2002 and furnished on February 21, 2003 under Items 5, 7 and 9 made available certain operational information concerning the Company and the properties owned or managed by it as of December 31, 2002. In addition, the Form 8-K announced that the Company would restate its financial statements for the second quarter of 2002 and its third quarter cumulative 2002 financial statements to reflect the impact of foreign currency exchange gains that were previously not recorded.

  •
  The Company's First Amendment Current Report on Form 8-K/A dated January 31, 2003 and filed on March 28, 2003 under Items 2 and 7 made available information concerning the acquisition of five shopping centers from the Cadillac Fairview Corporation Limited and various affiliates on January 31, 2003.

SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Mills Corporation
May 15, 2003 (Date)	By:	/s/ NICHOLAS MCDONOUGH Nicholas McDonough Executive Vice President, and Chief Financial Officer (Principal financial officer and principal accounting officer)

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ NICHOLAS MCDONOUGH Nicholas McDonough Chief Financial Officer

(3)
EXHIBITS

NUMBER	EXHIBIT
(1)3.1	Certificate of Increase of Authorized Number of Shares of Series C Cumulative Redeemable Preferred Stock.
(2)3.2	Certificate of Designations, Number, Voting Powers, Preferences and Rights of 8.75% Series E Cumulative Redeemable Preferred Stock.
(2)4.1	Specimen of Series E Cumulative Redeemable Preferred Stock Certificate.
^10.1	Sixth Amendment to Limited Partnership Agreement of Mills LP.
^12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
^21.1	List of Subsidiaries of the Registrant.

^
Filed herewith
(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2003.
(2)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2003.