Form 10-Q
period 2003-06-30
MILLS CORP
filed 2003-08-14
CIK 914713

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

44,321,586 shares of Common Stock
$0.01 par value, as of August 11, 2003

THE MILLS CORPORATION
FORM 10-Q
INDEX

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS
Income producing property:
Land and land improvements	$376,062	$246,273
Building and improvements	1,735,367	995,914
Furniture, fixtures and equipment	56,003	54,250
Less: Accumulated depreciation and amortization	(312,233)	(290,461)

Net income producing property	1,855,199	1,005,976
Land held for investment and/or sale	11,797	11,531
Construction in progress	267,424	103,278
Real estate assets held for disposition, net	—	61,748
Investment in unconsolidated joint ventures	721,774	682,723

Net real estate and development assets	2,856,194	1,865,256
Cash and cash equivalents	22,910	79,195
Restricted cash	33,761	28,600
Accounts receivable, net	43,052	40,550
Notes receivable	34,476	23,650
Deferred costs, net	101,522	93,749
Other assets	11,868	24,421

TOTAL ASSETS	$3,103,783	$2,155,421

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable	$2,047,200	$1,243,062
Liabilities on real estate held for disposition	—	55,620
Accounts payable and other liabilities	128,028	105,205

	2,175,228	1,403,887

Minority interests, including Series D preferred units	140,062	132,261
Series A Cumulative Convertible Preferred Stock, par value $.01, authorized and outstanding 750 shares as of June 30, 2003 and December 31, 2002, respectively	75,000	75,000
Series B Cumulative Redeemable Preferred Stock, par value $.01, 4,300 shares authorized, issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	107,500	107,500
Series C Cumulative Redeemable Preferred Stock, par value $.01, 3,500 shares authorized, issued and outstanding as of June 30, 2003, and 3,450 authorized and 3,400 issued and outstanding as of December 31, 2002	87,500	85,000
Series E Cumulative Redeemable Preferred Stock, par value $.01, 6,440 shares authorized, issued and outstanding as of June 30, 2003	161,000	—
Common stock, $.01 par value, authorized 100,000 shares, 44,307 and 43,196 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	443	432
Additional paid-in capital	844,736	822,168
Accumulated deficit	(454,114)	(450,898)
Accumulated other comprehensive loss	(21,770)	(14,353)
Deferred compensation	(11,802)	(5,576)

Total stockholders' equity	713,493	544,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,103,783	$2,155,421

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, In Thousands, Except Per Share Data)

	Three Months Ended June 30,
	2003	2002
		(Restated)
REVENUES:
Minimum rent	$46,323	$25,599
Percentage rent	196	27
Recoveries from tenants	22,998	12,715
Other property revenue	7,590	2,669
Management fee income from unconsolidated joint ventures	3,238	2,805
Other fee income from unconsolidated joint ventures	1,432	2,328

Total operating revenues	81,777	46,143

EXPENSES:
Recoverable from tenants	19,443	10,920
Other operating	3,515	1,372
General and administrative	4,802	3,241
Depreciation and amortization	17,013	9,947

Total operating expenses	44,773	25,480

	37,004	20,663
OTHER INCOME AND EXPENSES:
Equity in earnings of unconsolidated joint ventures	5,697	3,196
Interest income	2,479	2,255
Interest expense	(16,720)	(11,190)
Loss on extinguishment of debt	(550)	—
Other income (expense)	(62)	1,894
Foreign currency exchange gain, net	20,821	6,599

INCOME BEFORE DISCONTINUED OPERATIONS AND MINORITY INTEREST	48,669	23,417
Discontinued operations	—	98

INCOME BEFORE MINORITY INTEREST	48,669	23,515
Minority interest, including Series D Preferred Unit distributions	(11,493)	(7,668)

NET INCOME	37,176	15,847
Series B, Series C and Series E Preferred Stock dividends	(6,616)	—

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$30,560	$15,847

EARNINGS PER COMMON SHARE — BASIC:
Income before discontinued operations per common share	$0.70	$0.46
Discontinued operations per common share	—	—

Income per common share	$0.70	$0.46

EARNINGS PER COMMON SHARE — DILUTED:
Income before discontinued operations per common share	$0.69	$0.45
Discontinued operations per common share	—	—

Income per common share	$0.69	$0.45

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	43,562	34,955

Diluted	44,441	35,823

DIVIDENDS PER SHARE DECLARED	$0.5650	$0.5475

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, In Thousands, Except Per Share Data)

	Six Months Ended June 30,
	2003	2002
		(Restated)
REVENUES:
Minimum rent	$88,564	$51,257
Percentage rent	243	216
Recoveries from tenants	44,552	25,107
Other property revenue	11,530	6,281
Management fee income from unconsolidated joint ventures	6,331	5,370
Other fee income from unconsolidated joint ventures	2,280	3,507

Total operating revenues	153,500	91,738

EXPENSES:
Recoverable from tenants	38,250	21,600
Other operating	5,108	2,744
General and administrative	9,136	6,537
Depreciation and amortization	33,643	20,006

Total operating expenses	86,137	50,887

	67,363	40,851
OTHER INCOME AND EXPENSES:
Equity in earnings of unconsolidated joint ventures	10,964	9,347
Interest income	4,909	3,490
Interest expense	(30,192)	(23,294)
Loss on extinguishment of debt	(550)	—
Other income (expense)	(235)	1,924
Foreign currency exchange gain, net	23,080	6,599

INCOME BEFORE DISCONTINUED OPERATIONS AND MINORITY INTEREST	75,339	38,917
Discontinued operations	128	198

INCOME BEFORE MINORITY INTEREST	75,467	39,115
Minority interest, including Series D Preferred Unit distributions	(17,610)	(13,371)

NET INCOME	57,857	25,744
Series B, Series C and Series E Preferred Stock dividends	(10,994)	—

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$46,863	$25,744

EARNINGS PER COMMON SHARE — BASIC:
Income before discontinued operations per common share	$1.08	$0.80
Discontinued operations per common share	—	—

Income per common share	$1.08	$0.80

EARNINGS PER COMMON SHARE — DILUTED:
Income before discontinued operations per common share	$1.07	$0.79
Discontinued operations per common share	—	—

Income per common share	$1.07	$0.79

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	43,171	31,877

Diluted	43,986	32,742

DIVIDENDS PER SHARE DECLARED	$1.130	$1.095

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(In Thousands)

		COMMON STOCK				ACCUMULATED OTHER COMPREHENSIVE LOSS
	PREFERRED STOCK			ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT		DEFERRED COMPENSATION		TOTAL COMPREHENSIVE INCOME
		SHARES	AMOUNT					TOTAL
Balances, December 31, 2002 (audited)	$192,500	43,196	$432	$822,168	$(450,898)	$(14,353)	$(5,576)	$544,273	$—
Restricted stock incentive program	—	339	3	7,011	—	—	(7,014)	—	—
Amortization of restricted stock incentive program	—	—	—		—	—	788	788	—
Exercise of stock options	—	654	7	19,472	—	—	—	19,479	—
Sale of Series C preferred stock	2,500	—	—	(150)	—	—	—	2,350	—
Sale of Series E preferred stock	161,000	—	—	(5,446)	—	—	—	155,554	—
Units exchanged for common stock	—	118	1	3,748	—	—	—	3,749	—
Change in fair value of cash flow hedges	—	—	—	—	—	(7,417)	—	(7,417)	(7,417)
Dividends declared, common stock	—	—	—	—	(50,079)	—	—	(50,079)	—
Dividends declared, Series B, Series C and Series E preferred stock	—	—	—	—	(10,994)	—	—	(10,994)	—
Adjustment to minority interest	—	—	—	(2,067)	—	—	—	(2,067)	—
Net income	—	—	—	—	57,857	—	—	57,857	57,857

Balances, June 30, 2003 (unaudited)	$356,000	44,307	$443	$844,736	$(454,114)	$(21,770)	$(11,802)	$713,493	$50,440

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2003	2002
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before minority interests	$75,467	$39,115
Adjustments to reconcile income before minority interests to net cash provided by operating activities:
Net accretion of notes receivable	(578)	(191)
Depreciation and amortization	33,643	20,006
Depreciation and amortization from discontinued operations	285	573
Amortization of finance costs	4,870	2,263
Provision for losses on accounts receivable	559	63
Equity in earnings of unconsolidated joint ventures	(10,964)	(9,347)
Amortization of restricted stock incentive program	788	3,153
Loss on debt refinancing	550	—
Gain from foreign currency exchange, net	(23,080)	(6,599)
Gain on land sales	—	(2,500)
Other changes in assets and liabilities:
Accounts receivable	(12,491)	3,958
Notes receivable	(3,810)	(530)
Other assets	(88)	(4,031)
Accounts payable and other liabilities	(8,463)	(10,057)

Net cash provided by operating activities	56,688	35,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate and development assets	(7,892)	(127,125)
Distributions received from unconsolidated joint ventures	30,371	30,569
Acquisitions of income producing properties	(987,922)	(155,390)
Proceeds from land sales	—	5,000
Notes receivable	(259)	(419)
Deferred costs	(4,295)	519

Net cash used in investing activities	(969,997)	(246,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable	964,118	79,948
Repayments of mortgages, notes and loans payable	(222,244)	(67,104)
Refinancing costs	(4,882)	(2,548)
Increase (decrease) in restricted cash	3,140	(2,462)
Proceeds from exercise of stock options	19,479	5,559
Proceeds from public offering of common stock, net	—	249,476
Dividends paid	(52,364)	(31,950)
Distributions to minority interests	(18,127)	(17,903)
Proceeds from sale of preferred stock and preferred units, net	167,904	—

Net cash provided by financing activities	857,024	213,016

Net (decrease) increase in cash and cash equivalents	(56,285)	2,046
Cash and cash equivalents, beginning of period	79,195	9,376

Cash and cash equivalents, end of period	$22,910	$11,422

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$24,238	$25,209

NON-CASH FINANCING AND INVESTING ACTIVITY PROVIDED IN NOTE 12.

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands except per share data)

1.     ORGANIZATION

        The Mills Corporation (the "Company") is a fully integrated, self-managed real estate investment trust ("REIT") and provides development, redevelopment, leasing, financing, management and marketing services to its properties. The Company conducts all of its business and owns all of its properties through The Mills Limited Partnership ("Mills LP") and its various subsidiaries. The Company is the sole general partner of Mills LP in which it owned, as of June 30, 2003, a 1% general partner interest and a 72.32% limited partner interest. Additionally, Mills LP owns 100% of MillsServices Corp. ("MSC"), a taxable REIT subsidiary that provides development, management, leasing and financial services to entities owned by unconsolidated joint ventures of the Company. MSC does not perform any services for entities in which the Company is not a significant investor. MSC owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that holds investments in certain retail joint ventures and owns 60% of FoodBrand L.L.C. ("FoodBrand"), a food and beverage entity that leases, manages and operates food courts and restaurants.

        As of June 30, 2003, the Company's portfolio consisted of 24 retail and entertainment-oriented centers (13 super-regional "Mills Landmark Centers", ten "21st Century Retail and Entertainment Centers and one "International Retail and Entertainment Center"), three community shopping centers (the "Community Centers"), a portfolio of 19 single tenant properties subject to net leases that operate as CVS pharmacies ("Net Lease Properties") and other related commercial development. The Mills Landmark Centers, the 21st Century Retail/Entertainment Centers and the International Retail and Entertainment Center comprise the primary focus of the Company's operations.

        In addition, the Company is actively involved in the construction, development or redevelopment of a number of other projects, including St. Louis Mills (St. Louis, MO), Cincinnati Mills (Cincinnati, OH), Pittsburgh Mills (Pittsburgh, PA), Vaughan Mills (Toronto, Canada), Meadowlands Xanadu (East Rutherford, NJ), San Francisco Piers 27-31 (San Francisco, CA) and Block 37 (Chicago, IL).

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's audited financial statements and related footnotes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003, as supplemented by the Company's Current Report on Form 8-K filed on June 9, 2003.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company conducts all of its business and owns all of its properties through Mills LP and its wholly owned subsidiaries and affiliates. The Company's consolidated financial statements include the accounts of the Company and all subsidiaries that the Company controls. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other partner. Accordingly, the Company accounts for its joint ventures under the equity method.

        All significant intercompany transactions and balances have been eliminated in consolidation.

        Minority interest represents the ownership interests in Mills LP not held by the Company

REAL ESTATE AND DEVELOPMENT ASSETS

        Income producing property is stated at cost and includes all costs related to acquisition, development, leasing and construction, including tenant improvements, interest incurred during construction, costs of pre-development and certain direct and indirect costs of development. Costs incurred during the predevelopment stage are capitalized once management has identified a site, determined that the project is feasible and it is probable that the project is able to proceed. Land held for sale is carried at the lower of cost or fair value less costs to sell. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets, are capitalized.

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

        The Company is actively pursuing acquisition opportunities and will not be successful in all cases. External costs incurred related to these acquisition opportunities are expensed when it becomes probable that the Company will not successfully complete the acquisition.

        Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Building and improvements	40 years
Land improvements	20 years
Furniture, fixtures and equipment	7 years

        Total depreciation expense was $22,568 and $13,791 for the six months ended June 30, 2003 and 2002, respectively, and $11,197 and $6,751 for the three months ended June 30, 2003 and 2002, respectively.

        Total interest expense capitalized to real estate and development assets, including investments in unconsolidated joint ventures under development, was $27,906 and $17,874 for the six months ended June 30, 2003 and 2002, respectively, and $13,168 and $9,508 for the three months ended June 30, 2003 and 2002, respectively.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Acquisitions of properties are accounted for using the purchase method and, accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition. The Company uses various valuation methods to allocate the purchase price of acquired property between land, buildings and improvements, equipment, and other identifiable intangibles such as lease origination costs and acquired leases and any debt assumed. The Company's allocation of the purchase prices for the acquisitions consummated during 2003 and 2002 is preliminary and is subject to change.

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

        MSC, a wholly owned subsidiary of Mills LP, has entered into agreements with all but two unconsolidated joint ventures to provide management, leasing, development and financing services for these joint venture properties. For management services, MSC is entitled to receive monthly a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate per square foot of space leased, which fee is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the pre-development stage of the project and subsequently recognized ratably during the development period once a development agreement is executed. For financial services, MSC receives an agreed-upon percentage of the total loan commitment, which fee is recognized when a construction loan or permanent loan agreement is executed by the lender. Costs incurred to provide leasing, development and financial services are capitalized when incurred and subsequently expensed as the fee is earned. Other fee income from unconsolidated joint ventures reflects the fees earned from providing leasing, development and financing services, net of the costs incurred to provide these services and the elimination of intercompany profits.

FOREIGN OPERATIONS

        The U.S. dollar is the functional currency of the Company's consolidated and unconsolidated entities operating in the United States. The functional currency for the Company's unconsolidated entities operating outside of the United States is the local currency of the country in which the entity is located.

        The Company's unconsolidated entities whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date and income statement accounts are translated using the average exchange rate for the period. However, income statement accounts that represent significant, non recurring transactions are translated at the rate in effect as of the date of the transaction. The Company and its foreign entities have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. For the six months ended June 30, 2003, the total net foreign currency exchange gain related to the Company's unconsolidated joint ventures was $2,104, of which the Company's portion of $1,284 was recorded in equity in earnings. Gains and losses from remeasurement are included in the Company's results of operations. For the six months ended June 30, 2003, the Company's net foreign currency exchange gain, totaling $23,080 arose primarily from the remeasurement of investments and intercompany advances of the Company to unconsolidated joint ventures. In addition, gains or losses are recorded in the income statement when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than the exchange rate in effect when the transaction was initiated.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSACTIONS—RESTATEMENT

        Prior to the forth quarter of 2002, the Company accounted for its investments and advances in foreign operations in U.S. dollars. In addition, the Company used U.S. dollars as the functional currency for the joint venture entities that own those projects.

        In early 2003, the Company determined that its investments and advances in its two foreign operations should be denominated in the applicable local foreign currencies, which also should be the functional currencies for accounting purposes. These changes resulted in foreign currency exchange gains of approximately $6,600 before minority interest in the second quarter of 2002 that previously were not recorded and resulted in the increase in the Company's net income of approximately $4,300 after minority interest for the three months ended June 30, 2002, for the six months ended June 30, 2002 and the nine months ended September 30, 2002. The foreign currency exchange gains primarily resulted from the strengthening of the Euro against the U.S. dollar. Basic income per common share increased from $0.33 per common share to $0.46 per common share for the three months ended, June 30, 2002 and $0.67 per common share to $0.80 for the six months ended June 30, 2002. On a fully diluted basis, income per common share increased from $0.32 per common share to $0.45 per common share and for the three months ended June 30, 2002, $0.66 cents per common share to $0.79 per common share for the six months ended June 30, 2002. There was no material impact on the operating results for any other period resulting from this restatement.

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

3.     ACQUISITIONS AND DISPOSITIONS

ACQUISITION OF DEL AMO PROPERTIES

        On June 30, 2003, the Company completed the acquisition of the Del Amo Fashion Center and certain associated properties (the "Del Amo Properties"). The Del Amo Properties, which are located in the South Bay submarket of Los Angeles, CA, contain approximately 2,500 square feet of gross leasable area. A significant portion of this property will be redeveloped over the next two years. The Del Amo Properties, purchased for approximately $442,000 excluding closing costs, were financed with a $316,000 mortgage loan and cash consideration of approximately $126,000. The mortgage loan bears interest at LIBOR plus 240 basis points. The loan matures in 2006 and has two one-year extension options.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

3.     ACQUISITIONS AND DISPOSITIONS (Continued)

ACQUISITION OF CADILLAC FAIRVIEW PORTFOLIO

        In January 2003, the Company, completed its acquisition of five shopping center properties (the "Cadillac Fairview Portfolio"). The properties are located in Ft. Lauderdale, FL; Dover, DE; White Plains, NY; Jackson, MS; and New Orleans, LA and contain approximately 4,564 square feet of gross leasable area. In addition to the five properties, the Company acquired approximately 110 acres of developable land adjacent to the properties. The total aggregate purchase price for the five properties and the developable land adjacent to the properties was approximately $546,615.

        To finance the Cadillac Fairview Portfolio acquisition, the Company obtained a mortgage loan totaling $320,000 secured by Dover Mall, Dover Commons, The Galleria at White Plains, Northpark Mall and The Esplanade. The mortgage loan bears interest at LIBOR plus 210 basis points. The loan matures in February 2006 and has two one-year extension options. In conjunction with this financing, the Company entered into a swap agreement to effectively fix the interest rate at 4.17% through February 2005 on a notional amount of $245,000. Additionally, the Company assumed a $62,000 mortgage loan secured by Broward Mall. The loan bears interest at an effective rate of 5.34% and matures in March 2009. Principal payments of $1,500 are due in March 2004 and 2005, with annual principal payments of $2,000 due in March 2006, 2007 and 2008.

        The purchase agreement for the Cadillac Fairview Portfolio also provided for the Company's acquisition of Cadillac Fairview's interests in two joint ventures, each of which owns a property located in Atlanta, GA. In May 2003, the Company completed the acquisition of the interests in the 1,278 square foot Gwinnett Place and the 1,273 square foot Town Center at Cobb for an aggregate price of $62,500, excluding closing costs.

ACQUISITION OF RIVERSIDE SQUARE

        In December 2002, the Company acquired Riverside Square, a 637 square foot retail property located in Hackensack, NJ. The total aggregate consideration of $86,500 excluding closing costs, consisted of a cash payment of $22,567 and a newly acquired mortgage financing totaling $65,000. The cash component of the acquisition was financed with borrowings under the Company's unsecured revolving loan. The interest rate on the mortgage financing is fixed at 5.77% and the loan matures in January 2013.

ACQUISITION OF FOREST FAIR MALL

        In September 2002, the Company acquired the Forest Fair Mall in Cincinnati, OH. The acquisition was performed as part of an exchange transaction involving the sale of 27 CVS stores. The property contains 1,465 square feet of gross leasable area. The net purchase price of $68,793 consisted of the assumption of a $58,284 construction loan and $10,509 of cash funded from the Company's unsecured revolving loan. The construction loan matures in December 2006 and bears interest at LIBOR plus 200 basis points. The Company is redeveloping and renovating this property and expects to re-open it under the name of Cincinnati Mills in spring 2004.

ACQUISITION OF JOINT VENTURE INTERESTS

        In June 2002, the Company completed the acquisition of all of the interest in Opry Mills then held by its joint venture partner. As a result of the acquisition, the Company now holds 100% of the ownership interest in Opry Mills and consolidates the operations of the property. The net consideration paid by the Company was approximately $30,910 in cash. The Company paid the purchase price using a portion of the proceeds from the sale of its common stock in May 2002.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in Thousands except per share data)

3.     ACQUISITIONS AND DISPOSITIONS (Continued)

        In May 2002, the Company completed the acquisition of 50% of Simon Property Group's ("Simon") interest in Arizona Mills, with Taubman Centers acquiring the remaining 50%, and of 75% of Simon's interest in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills (collectively, the "Simon Acquired Properties"), with Kan Am, a joint venture partner in each of the partnerships and a long time private equity source to the Company, acquiring the remaining 25%. The Company has historically accounted for these assets using the equity method of accounting and continues to do so after the acquisition since major business decisions regarding these properties require the approval of at least one other partner. The total consideration paid by the Company for the interests in the Simon Acquired Properties was $124,480 in cash. The Company paid the purchase price using a portion of the proceeds from the sale of its common stock in May 2002.

DISPOSITION OF 27 NET LEASE PROPERTIES

        In a deferred exchange with the Company's acquisition of Forest Fair Mall, the Company entered into an agreement to exchange 27 of its 46 Net Lease Properties for an aggregate sales price of $58,700, net of transaction costs in March 2003. No gain or loss was recognized in conjunction with the sale. The results of operations related to the 27 Net Lease Properties are included in Discontinued Operations on the Company's Statements of Income for the three and six months ended June 30, 2003 and 2002, respectively. The assets and liabilities related to the 27 Net Lease Properties are set forth in the line items titled "Real estate assets held for disposition, net" and "Liabilities on real estate held for disposition" on the Consolidated Balance Sheet, respectively, at December 31, 2002.

        The following is a summary of the income from discontinued operations for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Minimum rent	$—	$1,387	$1,405	$2,777
Interest expense	—	(1,004)	(992)	(2,006)
Depreciation and amortization	—	(285)	(285)	(573)

Income from discontinued operations	$—	$98	$128	$198

        Assets and liabilities of the 27 Net Lease Properties held for sale consisted of the following:

December 31, 2002
ASSETS:
Land and land improvements	$17,592
Building and improvements	45,236
Accumulated depreciation and amortization	(2,577)
Accounts receivable, net	1,223
Deferred costs, net	274

Real estate assets held for disposition, net	$61,748

LIABILITIES:
Mortgages, notes and loans payable	$55,620

Liabilities on real estate assets held for disposition	$55,620

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

3.     ACQUISITIONS AND DISPOSITIONS (Continued)

PRO FORMA RESULTS OF OPERATIONS—UNAUDITED

        The following unaudited pro forma results of operations for the three and six months ended June 30, 2003 and 2002 reflect the Company's acquisition of the Del Amo Properties and the Cadillac Fairview Portfolio as if these transactions occurred on January 1, 2003 and 2002, respectively, and the Company's acquisition of the Simon Acquired Properties and the Company's acquisition of Riverside Square, as if these transactions occurred on January 1, 2002. In the Company's opinion, all significant adjustments necessary to reflect the effects of these transactions have been made.

	Pro Forma Three Months Ended June 30,		Pro Forma Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$91,366	$78,218	$178,790	$115,887
Income available to common stockholders	$32,089	$20,400	$50,814	$34,891
Income per common share — basic	$0.73	$0.49	$1.17	$0.84
Income per common share — diluted	$0.72	$0.48	$1.16	$0.83

4.     OTHER INCOME (EXPENSE)

        Other income (expense) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Land sales gains	$225	$2,500	$225	$2,500
Abandoned projects	(155)	(612)	(155)	(612)
Other	(132)	6	(305)	36

	$(62)	$1,894	$(235)	$1,924

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

5.     NEW ACCOUNTING STANDARDS

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under FIN 46, companies will be required to determine if they absorb the majority of the expected losses and/or expected residual returns ("Primary Beneficiary") of a variable interest entity. If they are the Primary Beneficiary, the variable interest entity must be consolidated. All companies with variable interests in variable interest entities created after January 31, 2003 must apply the provisions of FIN 46 immediately. Public companies with a variable interest in a variable interest entity created before February 1, 2003 must apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company is in the process of evaluating the effects of the adoption of FIN 46. Based on a preliminary review of FIN 46, the Company believes that it is reasonably possible that the adoption of FIN 46 will result in the consolidation of previously unconsolidated entities and the deferral of development fees until the joint venture no longer meets the requirements of FIN 46 to become consolidated. The adoption of FIN 46 requires certain disclosures about variable interest entities. From February 1, 2003 to June 30, 2003, the Company did not become party to any new variable interest entities.

        In April 2003, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which clarifies the accounting and reporting for derivative instruments, including derivative instruments that are embedded in contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The Company will adopt this pronouncement beginning July 1, 2003. In the opinion of management, the adoption of this statement will not have a material impact on the Company's financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period commencing after June 15, 2003. As a result of implementing SFAS No. 150, the Company's Series A Cumulative Convertible Preferred Stock will be included in liabilities.

6.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        The Company owns certain operating properties and properties under development through joint ventures in which the Company is a general or managing partner. The Company also holds investments in certain retail joint ventures through MEI and a 60% interest in FoodBrand. The Company does not consider itself to be in control of joint ventures when major business decisions require the approval of at least one other partner. Accordingly, the Company accounts for its joint ventures under the equity method.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

6.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

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

        The Company's residual sharing and capital contribution percentages for each joint venture property at June 30, 2003 are as follows:

Project	Residual Sharing Percentage	Capital Contribution Percentage
Arizona Mills	50.0%	50.0%
Arundel Mills	65.6%	43.8%
Colorado Mills	56.3%	37.5%
Concord Mills	65.6%	43.8%
Discover Mills	50.0%	—
Grapevine Mills	65.6%	43.8%
Gwinnett Place	50.0%	50.0%
Katy Mills	62.5%	25.0%
Madrid Xanadú	66.7%	66.7%
Meadowlands Xanadu	66.7%	33.0%
Ontario Mills	68.8%	43.8%
Pittsburgh Mills	56.3%	37.5%
St. Louis Mills	75.0%	50.0%
The Block at Orange	50.0%	—
Town Center at Cobb	50.0%	50.0%
Vaughan Mills	50.0%	50.0%

        The Company is committed to provide additional equity to certain of its joint ventures under development pursuant to the relevant joint venture agreement. In addition, as of June 30, 2003, the Company had guaranteed repayment of $458,815 of joint venture debt, which guarantees generally exist until certain debt service coverage tests are met. The Company is also contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District ("City"). The remaining aggregate amount of the special tax assessment is approximately $11,956 and will be collected over the remaining 17-year period through 2020 to fund debt service on bonds issued by the City.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

6.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

        Condensed balance sheets at June 30, 2003 and December 31, 2002 and condensed results of operations for the three and six months ended June 30, 2003 and 2002 are presented below for all unconsolidated joint ventures including investments in certain retail joint ventures held by MEI and the 60% interest in FoodBrand.

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS:
Income producing property	$1,614,887	$1,268,252
Land held for investment and/or sale	37,219	33,899
Construction in progress	341,997	365,916
Cash and cash equivalents	106,051	89,073
Restricted cash	17,668	24,702
Notes receivable	21,766	27,947
Deferred costs, net	379,019	366,194
Other	182,779	134,142

	$2,701,386	$2,310,125

LIABILITIES AND PARTNERS' EQUITY:
Mortgages, notes and loans payable	$1,878,141	$1,396,404
Accounts payable and other liabilities	146,187	141,868
Mills LP's accumulated equity	379,227	395,250
Joint venture partners' accumulated equity	297,831	376,603

	$2,701,386	$2,310,125

        The difference between the carrying value of the Company's investment in unconsolidated joint ventures and Mills LP's accumulated equity shown above is primarily due to the Company's increased basis as a result of acquiring interests in joint ventures whereby the purchase price was not allocated to the joint venture. Additionally, the difference is due to capitalized interest on the investment balance, capitalized development and leasing costs that are recovered by Mills LP through fees earned during construction, and loans to the joint ventures that are included in other liabilities. The difference is being amortized over the respective life of the asset to which such differences relates.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Minimum rent	$54,312	$47,157	$101,295	$94,132
Percentage rent	357	211	384	580
Recoveries from tenants	21,919	19,531	41,176	37,499
Other property revenue	7,837	4,889	12,251	8,957

Total operating revenues	84,425	71,788	155,106	141,168

EXPENSES:
Recoverable from tenants	19,347	17,780	36,317	33,880
Other operating	4,905	3,921	8,774	7,919
Depreciation and amortization	25,931	24,996	50,080	49,327

Total operating expenses	50,183	46,697	95,171	91,126

	34,242	25,091	59,935	50,042
OTHER INCOME AND EXPENSE:
Interest income	475	883	1,037	1,667
Interest expense	(26,600)	(22,189)	(47,048)	(43,432)
Loss on debt extinguishment	(44)	—	(44)	—
Other income (expense)	867	1,669	1,429	7,464
Foreign currency exchange (losses) gains, net	(519)	—	2,104	—

NET INCOME	$8,421	$5,454	$17,413	$15,741

MILLS LP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	$5,697	$3,196	$10,964	$9,347

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

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

7.     FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING (Continued)

        To manage interest rate risk, the Company and its joint ventures may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on an underlying exposure. Interest rate swaps and collars are contractual agreements between the Company or its joint ventures and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

        Interest rate hedges that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures (for joint venture hedges) with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income to the extent of the effective portion of the risk being hedged. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). Changes in fair value representing (i) the ineffectiveness of the hedging relationship and (ii) any other component of fair value not related to the risk being hedged are recorded as interest expense through earnings. Some derivative instruments are associated with the hedge of an anticipated transaction. Over time, the unrealized gains/losses held in accumulated other comprehensive income (loss) will be recognized in earnings consistent with when the hedged items are recognized in earnings.

        In conjunction with the Company's policy to reduce interest rate risk, the Company and its unconsolidated joint ventures have entered into interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in LIBOR. Under the swaps, the Company receives LIBOR and pays a fixed rate. A summary of the terms of the derivative instruments and a reconciliation of their fair values and adjustments to accumulated other comprehensive loss are as follows:

	Wholly Owned	Joint Venture
Hedge type	Cash Flow	Cash Flow
Description	Swap	Swap
Range of notional amounts	$35,000 – $245,000	$30,000 – $131,883
Range of interest rate	2.07 – 4.14%	1.29 – 5.35%
Range of maturity dates	6/7/04 – 10/10/07	4/1/04 – 5/1/06
Total accumulated other comprehensive loss at December 31, 2002	$(10,445)	$(15,152)
Change in fair value for the six months ended June 30, 2003	(7,152)	(651)

Total accumulated other comprehensive loss at June 30, 2003	$(17,597)	$(15,803)

The Company's share of joint ventures' total accumulative other comprehensive loss at June 30, 2003 was $4,173.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

7.     FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING (Continued)

        Within the next twelve months, the Company expects to reclassify $4,388 from accumulated other comprehensive loss to earnings as interest expense and its unconsolidated joint ventures expect to reclassify $7,096 from the balance held in accumulated other comprehensive income (loss) to earnings as interest expense, of which the Company's pro-rata share is $2,053.

        The Company's accumulated other comprehensive loss after minority interest at June 30, 2003 is $21,770. The Company's comprehensive income for the three months ended June 30, 2003 and 2002 was $32,736 and $11,377, respectively. The Company's comprehensive income for the six months ended June 30, 2003 and 2002 was $50,440 and $23,216, respectively.

8.     DIVIDENDS DECLARED

        On February 18, 2003, the Company declared a dividend of $0.5650 per common share, which was paid on May 1, 2003 to stockholders of record as of April 18, 2003.

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

        On June 5, 2003, the Company declared a dividend of $0.5650 per common share, which was paid on August 1, 2003 to stockholders of record as of July 18, 2003.

        On June 5, 2003, the Company declared a dividend of $0.5625 per share for the Company's Series B Cumulative Redeemable Preferred Stock for the period beginning May 2, 2003 and ending August 1, 2003, which was paid on August 1, 2003 to stockholders of record as of July 18, 2003.

        On June 5, 2003, the Company declared a dividend of $0.5625 per share for the Company's Series C Cumulative Redeemable Preferred Stock for the period beginning May 2, 2003 and ending August 1, 2003, which was paid on August 1, 2003 to stockholders of record as of July 18, 2003.

        On June 5, 2003, the Company declared a dividend of $0.534722 per share for the Company's Series E Cumulative Redeemable Preferred Stock for the period beginning May 6, 2003 and ending August 1, 2003, which was paid on August 1, 2003 to stockholders of record as of July 18, 2003.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

9.     CAPITAL STOCK

AUTHORIZED AND OUTSTANDING CAPITAL

        At June 30, 2003 and December 31, 2002, the total number of shares authorized and outstanding was as follows:

	June 30, 2003		December 31, 2002
	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $.01 par value	100,000	44,307	100,000	43,196
Non-voting common stock, $.01 par value	50,000	—	50,000	—
Preferred stock
Series A Cumulative Convertible, $.01 par value	750	750	750	750
Series B Cumulative Redeemable, $.01 par value	4,300	4,300	4,300	4,300
Series C Cumulative Redeemable, $.01 par value	3,500	3,500	3,450	3,400
Series D Cumulative Redeemable, $.01 par value	400	—	—	—
Series E Cumulative Redeemable, $.01 par value	6,440	6,440	—	—
Non-designated preferred stock	11,050	—	11,500	—

SALE OF SERIES E CUMULATIVE REDEEMABLE PREFERRED STOCK

        In May 2003, the Company sold a total of 6,440 shares of 8.75% Series E Cumulative Redeemable Preferred Stock, par value $.01 per share, for $25.00 per share in an underwritten public offering. The proceeds from the offering totaled approximately $155,554 after deducting underwriting discounts and expenses. The Company contributed the proceeds to Mills LP in exchange for preferred units. The preferred units have economic terms substantially identical to the Series E preferred stock. The net proceeds from the Series E preferred stock were used to repay all of the amounts outstanding under the Company's unsecured revolving loan and a portion of the amount outstanding under the Company's credit facility. The dividends on the Series E preferred stock are payable quarterly beginning in August 2003 at 8.75% of the liquidation preference of $25.00 per share (equivalent to $2.1875 per share per year). The Company cannot redeem the Series E preferred stock before May 5, 2008 except to preserve its status as a REIT. On or after May 5, 2008, the Series E preferred stock can be redeemed at $25.00 per share. Holders of the Series E preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

SALE OF SERIES C CUMULATIVE REDEEMABLE PREFERRED STOCK

        In January 2003, the Company sold an additional 100 shares of 9% Series C Cumulative Redeemable Preferred Stock in a public offering at an initial purchase price of $25.23 per share. The net proceeds, which totaled approximately $2,450 after expenses, were used to fund a portion of the purchase price for the Cadillac Fairview Portfolio. The Company contributed the proceeds to Mills LP in exchange for preferred units. The preferred units have economic terms substantially identical to the Series C preferred stock. The dividends on the Series C preferred stock are payable quarterly in arrears at 9% of the liquidation preference of $25.00 per share (equivalent to $2.25 per share per year). The Company cannot redeem the Series C preferred stock before December 17, 2007 except to preserve its status as a REIT. On or after December 17, 2007, the Series C preferred stock can be redeemed at $25.00 per share. Holders of the Series C preferred stock will have limited voting rights only if dividends are not paid for six or more quarterly periods and in certain other events.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

9.     CAPITAL STOCK (Continued)

EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per common share as of the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator for basic earnings per common share	$30,488	$15,907	$46,697	$25,637

Numerator for diluted earnings per common share	$30,653	$16,032	$46,935	$25,873

Denominator:
Denominator for basic earnings per common share — weighted average shares	44,127	35,344	43,736	32,266
Unvested restricted stock awards — weighted average shares	(565)	(389)	(565)	(389)

Denominator for basic earnings per common share — adjusted weighted average shares	43,562	34,955	43,171	31,877
Effect of dilutive securities:
Employee stock options and restricted stock awards	879	868	815	865

Denominator for diluted earnings per common share — adjusted weighted average shares	44,441	35,823	43,986	32,742

Basic earnings per common share	$0.70	$0.46	$1.08	$0.80

Diluted earnings per common share	$0.69	$0.45	$1.07	$0.79

        The common shares that become exercisable under the Series A Warrant issued in conjunction with the issuance by the Company of the Series A Cumulative Convertible Preferred Stock and the common shares that would be issued if the Series A preferred stock is converted have not been considered in the computation of per share data, as they are anti-dilutive for all periods presented. Certain options outstanding were not included in the computation of diluted earnings per share because, in the case of options, restricted stock and stock appreciation rights, the exercise price was higher than the average market price of common stock for the applicable periods and/or because the conditions that must be satisfied prior to issuance of any such shares were not achieved during the applicable periods, and therefore, the effect would be anti-dilutive.

STOCK-BASED COMPENSATION

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure". SFAS 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation", ("FASB No. 123") to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Effective January 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 148 which amended FASB No. 123, prospectively to all employee awards granted, modified, or settled after January 1, 2002. This adoption had an immaterial impact to the results of operation for 2003 and 2002. Awards under the Company's plans vest over periods ranging from three to ten years. The cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in thousands except per share data)

9.     CAPITAL STOCK (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$37,176	$15,847	$57,857	$25,744
Add: Stock-based employee compensation expense included in reported net income, net of minority interest	2,892	896	3,282	1,738
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(2,962)	(1,011)	(3,421)	(1,960)

Pro forma net income	37,106	15,732	57,718	25,522
Deduct: Series B, Series C, and Series E Preferred Stock dividends, and Series D Preferred Unit distributions	(6,616)	—	(10,994)	—

Pro forma income available to common stockholders	$30,490	$15,732	$46,724	$25,522

Earnings per common share:
Basic — as reported	$0.70	$0.46	$1.08	$0.80
Basic — as pro forma	$0.70	$0.45	$1.08	$0.80
Diluted — as reported	$0.69	$0.45	$1.07	$0.79
Diluted — pro forma	$0.69	$0.44	$1.06	$0.78

10.   MINORITY INTEREST

        Minority interest represents the interests of the common and preferred unit holders in Mills LP not held by the Company. The minority interest is adjusted at each period end to reflect the ownership percentage at that particular time. The minority interest was 26.68% and 27.32% at June 30, 2003 and December 31, 2002, respectively.

        As of June 30, 2003 and December 31, 2002, respectively, there were 16,119,683 and 16,237,425 limited partnership units in the Mills LP that were not held by the Company. These units are exchangeable for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in Thousands except per share data)

10.   MINORITY INTEREST (Continued)

SALE OF 8.75% SERIES D CUMULATIVE REDEEMABLE PREFERRED PARTNERSHIP UNITS

        In March 2003, Mills LP sold 400 of 8.75% Series D Cumulative Redeemable Preferred Partnership Units in a private placement to two investors at a purchase price of $25.00 per unit. The net proceeds, which totaled approximately $9,900 after expenses, were used to reduce outstanding indebtedness under the Company's unsecured revolving loan. The Series D preferred units are exchangeable for the Company's Series D Cumulative Redeemable Preferred Stock on a one-for-one basis at any time after a registration statement covering such shares of Series D preferred stock is declared effective by the Securities and Exchange Commission. Distributions on the Series D preferred units are payable quarterly in arrears at 8.75% of the liquidation preference of $25.00 per unit (the equivalent to $2.1875 per unit per year). Series D preferred units may not be redeemed by Mills LP before March 26, 2008 and Series D preferred stock may not be redeemed by the Company before March 26, 2008 except to preserve its status as a REIT. On or after March 26, 2008, the Series D preferred units and the Series D preferred stock can be redeemed at $25.00 per unit or share, as applicable. Holders of the Series D preferred stock, if any shares are outstanding, will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain events. For the three months and six months ended June 30, 2003, the proceeds from the sale of the Series D preferred units and the distributions made on the Series D preferred units are included in minority interest on the consolidated balance sheet and statement of income. On May 1, 2003, Mills LP paid a distribution of $.5469 per Series D preferred unit for the period March 27, 2003 to May 1, 2003 and on August 1, 2003 paid a distribution of $.5469 per Series D preferred unit for the period May 2, 2003 to August 1, 2003.

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

12.   NON-CASH INVESTING AND FINANCING INFORMATION

        In January 2003, the Company consummated the acquisition of the Cadillac Fairview Portfolio for cash and the assumption of debt, after purchase price adjustment. The assets and liabilities acquired were as follows:

Net real estate and development assets	$552,662
Accounts receivable	647
Deferred costs, net and other assets	592
Loans payable assumed	(66,798)
Accounts payable and other liabilities	(7,871)

Acquisition of income producing property	$479,232

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, in Thousands except per share data)

12.   NON-CASH INVESTING AND FINANCING INFORMATION (Continued)

        In June 2003, the Company acquired the Del Amo Properties for cash and the assumption of debt. The assets and liabilities acquired were as follows:

Net real estate and development assets	$443,590
Deferred costs, net and other assets	4,236
Accounts payable and other liabilities	(2,856)

Acquisition of income producing property	$444,970

        In May 2003, the company acquired a 50% interest in Gwinnett Place and a 50% interest in Town Center at Cobb for cash and the assumption of debt.

Net real estate and development assets acquired	$63,720

13.   SUBSEQUENT EVENT

        On August 5, 2003, the Company, through a partnership formed by the Company, completed the acquisition of the Great Mall of the Bay Area. Great Mall, which is located in Milpitas, CA contains approximately 1,300 square feet of gross leasable area and was purchased for $265,500, excluding closing costs. The acquisition was financed with a new, five-year, interest-only $175 million mortgage loan, which mortgage loan bears interest at a fixed rate of 4.8%. The Company financed the balance of the acquisition cost through its unsecured revolving loan.

        On August 13, 2003, the Company sold to Kan Am additional partnership interests of 6.375% in each of the Arundel Mills, Concord Mills and Grapevine Mills projects for approximately $28 million. The interests sold represent a portion of the interest in these projects the Company acquired in May 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Except as otherwise required by the context, references in this Form 10-Q to "we," "us," "our" and the "Company" refer to The Mills Corporation and its direct and indirect subsidiaries, including The Mills Limited Partnership, and references in this Form 10-Q to "Mills LP" refer only to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner. The following discussion and analysis of financial condition should be read in conjunction with our unaudited financial statements for the three months and six months ended June 30, 2003 and June 30, 2002 and our audited consolidated financial statements and notes thereto for the year ended December 31, 2002 that are included in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission ("SEC") on March 31, 2003, and as supplemented by our Current Report on Form 8-K, as filed with the SEC on June 9, 2003. Historical results set forth in the consolidated financial statements are not necessarily indicative of our future financial position and results of operations.

        We conduct all of our business and own all of our properties through Mills LP and its various subsidiaries. As of June 30, 2003, we owned a 1% general partner interest and a 72.32% limited partner interest in Mills LP. We are a fully integrated, self-managed real estate investment trust ("REIT") and provide development, redevelopment, leasing, financing, management and marketing services to our properties. As of June 30, 2003, our portfolio consisted of 13 super-regional retail and entertainment-oriented centers ("Mills Landmark Centers"), ten regional retail and entertainment-oriented centers ("21st Century Retail and Entertainment Centers"), one international retail and entertainment center ("International Retail and Entertainment Center"), three community shopping centers ("Community Centers"), and a portfolio of 19 single tenant properties subject to net leases that operate as CVS pharmacies ("Net Lease Properties").

Mills Landmark Centers (1)	Location
    Arizona Mills
    Arundel Mills
    Colorado Mills
    Concord Mills
    Discover Mills
    Franklin Mills
    Grapevine Mills
    Gurnee Mills
    Katy Mills
    Ontario Mills
    Opry Mills
    Potomac Mills
Sawgrass Mills and The Oasis at Sawgrass	Tempe, AZ (Phoenix)
    Anne Arundel County, MD (Baltimore/Washington, DC)
    Lakewood, CO (Denver)
    Concord, NC (Charlotte)
    Sugarloaf, GA (Atlanta)
    Philadelphia, PA
    Grapevine, TX (Dallas/Fort Worth)
    Gurnee, IL (Chicago)
    Katy, TX (Houston)
    Ontario, CA (Los Angeles)
    Nashville, TN
    Woodbridge, VA (Washington, DC)
Sunrise, FL (Ft. Lauderdale/Miami/Palm Beach)
21st Century Retail and Entertainment Centers	Location
The Block at Orange Broward Mall Del Amo Fashion Center Dover Mall and Dover Commons The Esplanade The Galleria at White Plains Gwinnett Place Northpark Mall Riverside Square Town Center at Cobb	Orange, CA (Los Angeles)
    Ft. Lauderdale, FL
    Torrance, CA (Los Angeles)
    Dover, DE (Wilmington)
    New Orleans, LA
    White Plains, NY
    Atlanta, GA
    Jackson, MS
    Hackensack, NJ (New York City/Northern New Jersey)
Atlanta, GA

(1)
Excludes the Great Mall of the Bay Area located in Milpitas, CA which was acquired in August 2003.

THE MILLS CORPORATION
(Unaudited)

International Retail and Entertainment Center	Location
Madrid Xanadú	Madrid, Spain
Community Centers	Location
Concord Mills Marketplace	Concord, NC (Charlotte)
Liberty Plaza	Philadelphia, PA
The Marketplace at Arundel Mills	Anne Arundel County, MD (Baltimore/Washington, DC)

        In addition, we own 100% of MillsServices Corp. ("MSC"), a taxable REIT subsidiary that has entered into agreements with all but two of our unconsolidated joint ventures to provide development, management, leasing and financial services to these joint venture entities. MSC owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that holds investments in certain retail joint ventures such as a 60% interest in FoodBrand L.L.C. ("FoodBrand"), a food and beverage entity that leases, manages and operates food courts and restaurants.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to real estate and development assets, revenue recognition in conjunction with providing development, leasing and management services and equity in earnings of unconsolidated joint ventures. We believe the following critical accounting policies, among others, affect our more significant judgment of estimates used in the preparation of the consolidated financial statements.

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

        Costs incurred during predevelopment are capitalized after we have identified a site, determined that a project is feasible, and concluded that it is able to move forward. We have invested significant amounts of capital in several predevelopment projects. While we believe we will recover this capital through the successful development of such projects, or through other alternative opportunities and courses of action, in the event that such development cannot proceed, it is possible that a significant write-off of unrecoverable amounts could occur. A material write-off could impact our financial condition, including our ability to comply with certain covenant tests under various debt agreements and our ability to obtain funding for future development projects.

        We are actively pursuing acquisition opportunities but may not consummate any or all of the potential acquisitions. External costs incurred related to these acquisition opportunities are expensed when it becomes clear that we will not be successful in consummating the acquisition.

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

        MSC has entered into agreements with all but two of our joint ventures to provide management, leasing, development and financial services for the joint venture properties. For management services, MSC is entitled to a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate per square foot of space leased that is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the predevelopment stage of the project and subsequently recognized ratably during the development period once a development agreement is executed. For financial services, MSC receives an agreed upon percentage of the total loan commitment that is recognized when a construction loan or permanent loan agreement is executed by the lender. Costs incurred to provide leasing, development and financial services are capitalized when incurred and subsequently expensed as the fee is earned. Other fee income from affiliated joint ventures reflects the fees earned from providing leasing, development and financing services, net of the estimated costs incurred to provide these services.

Investment in Unconsolidated Joint Ventures

        We do not consider ourselves to be in control of joint ventures when major business decisions require the approval of at least one other partner. Accordingly, we account for our joint ventures under the equity method.

        We calculate the equity in income or loss earned from our unconsolidated joint ventures based on our estimate of each partner's economic ownership, which is estimated based on anticipated stabilized cash flows as they would be distributed to each partner. Generally, under the terms of the respective partnership agreements, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances (including cumulative unpaid preferences) and, thereafter, in accordance with residual sharing percentages as defined in the partnership agreement. Cash flow from capital events (including refinancing and asset sales) is allocated first to partners in an amount equal to their unreturned capital account and, thereafter, in accordance with residual sharing percentages.

Foreign Operations

        The functional currency for our unconsolidated entities operating outside of the United States is the local currency of the country in which the entity is located.

THE MILLS CORPORATION
(Unaudited)

        Our unconsolidated entities whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date and income statement accounts are translated using the average exchange rate for the period. However, income statement accounts that represent significant, non recurring transactions are translated at the rate in effect as of the date of the transaction. We and our foreign entities have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate in effect for the period. For the six months ended June 30, 2003, the total net foreign currency exchange gain related to our unconsolidated joint ventures was $2.1 million of which our portion, $1.3 million, was recorded in equity in earnings. Gains and losses from remeasurement are included in our results of operations.

        For the six months ended June 30, 2003, our foreign currency exchange gain, net, totaled $23.1 million, arose primarily as a result of the remeasurement of investments and intercompany advances to foreign unconsolidated joint ventures. In addition, this amount also includes gains or losses that are recorded in the income statement when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than the exchange rate in effect when the transaction was initiated.

        Prior to the fourth quarter of 2002, we accounted for our investments and advances in foreign operations in U.S. dollars. In early 2003, we determined that the appropriate accounting is to denominate our investments and advances in the foreign currency in which the investee operates. In addition, we corrected the functional currency for our investees to the local foreign currency. This resulted in the restatement of operating results for foreign currency exchange gains totaling $6.6 million before minority interest in the second quarter 2002 and the cumulative results for the third quarter of 2002. This gain primarily resulted from our Euro-denominated investments and advances strengthening against the U.S. dollar. There was no material impact on the operating results for any other periods in 2002.

Financial Overview

        Fluctuations in our results of operations from period to period are partially affected by acquisitions, dispositions, new assets placed in service and other business transactions generated from our pursuit to develop new shopping centers, expand existing shopping centers and acquire shopping centers that complement our existing portfolio. The following is a summary of shopping center openings, acquisitions and dispositions for the 12 months ended June 30, 2003.

        For the six months ended June 30, 2003, the consolidated financial results include 11 wholly owned shopping centers, three Community Centers, the equity in earnings of 13 unconsolidated joint ventures, 19 Net Lease Properties, the discontinued properties and the operations of MSC. A summary of our significant transactions for the 12 months ended June 30, 2003 is as follows:

  •
  the June 2003 acquisition of the Del Amo Fashion Center and certain associated properties located in the South Bay submarket of Los Angeles, CA (the "Del Amo Properties") which contain 2.5 million square feet of gross leasable area, for an aggregate purchase price of $442.0 million;

  •
  the May 2003 acquisition of 50% joint venture interests in Gwinnett Place and Town Center at Cobb each of which contain 1.3 million square feet of gross leasable area, and are located in Atlanta, GA. The aggregate purchase price was $62.5 million;

THE MILLS CORPORATION
(Unaudited)

  •
  the May 2003 grand opening of Madrid Xanadú, our first International Retail and Entertainment Center that contains 1.4 million square feet of gross leasable area and is located in Madrid, Spain;

  •
  the January 2003 acquisition of five shopping center properties that contain 4.6 million square feet of gross leasable area and are located in Ft. Lauderdale, FL, Dover, DE, White Plains, NY, Jackson, MS, and New Orleans, LA (the "Cadillac Fairview Portfolio"), together with 110 acres of developable land adjacent to the properties, for an aggregate purchase price of $546.6 million;

  •
  the December 2002 acquisition of Riverside Square shopping center located in Hackensack, NJ that contains 637,000 square feet of gross leasable area for a purchase price of $86.5 million;

  •
  the September 2002 acquisition of Forest Fair Mall located in Cincinnati, OH that contains 1.5 million square feet of gross leasable area for a purchase price of $69.0 million, which property is currently under redevelopment and will be renamed Cincinnati Mills upon completion of its redevelopment; and

  •
  the June 2002 acquisition of the remaining interest in Opry Mills for a purchase price of $30.9 million.

        For the six months ended June 30, 2002, the consolidated financial results include seven wholly owned shopping centers, three Community Centers, the equity in earnings of eight unconsolidated joint ventures, 46 Net Lease Properties and the operations of MSC.

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002.

        Minimum rent increased $20.7 million, or 81.0%, to $46.3 million for the three months ended June 30, 2003 from $25.6 million for the three months ended June 30, 2002. The recent acquisitions that are described above accounted for $19.2 million of the increase in minimum rent. The remainder of the increase was due to new tenants and increased occupancy generally throughout our wholly owned properties.

        Recoveries from tenants increased $10.3 million, or 80.9%, to $23.0 million for the three months ended June 30, 2003 from $12.7 million for the three months ended June 30, 2002. The recent acquisitions contributed $10.2 million of the increase. Also contributing to the increase were increased expenses at Sawgrass Mills, Gurnee Mills and Potomac Mills. Partially offsetting these increases in recoveries from tenants was a decrease at Franklin Mills due to a decrease in expense.

        Other property revenue increased $4.9 million, or 184.4%, to $7.6 million for the three months ended June 30, 2003 from $2.7 million for the same period in 2002. The recent acquisitions contributed $1.9 million of the increase. The remainder of the increase was due to higher tenant lease buyout income totaling $3.1 million and higher pushcart income throughout our properties.

        Management fee income from unconsolidated joint ventures increased $0.4 million, or 15.4%, to $3.2 million for the three months ended June 30, 2003 from $2.8 million for the three months ended June 30, 2002. The increase is due to management fees generated by the opening of Colorado Mills in November 2002, an increase in occupancy at Arundel Mills and the acquisition of 75% of Simon's management fee interest in Arundel Mills, Concord Mills and Grapevine Mills. These increases were partially offset by the elimination of management fees earned from Opry Mills as a result of acquiring the outstanding interest in this joint venture in June 2002.

THE MILLS CORPORATION
(Unaudited)

        Other fee income from unconsolidated joint ventures decreased $0.9 million, or 38.5%, to $1.4 million for the three months ended June 30, 2003 from $2.3 million for the three months ended June 30, 2002. The decrease was due to lower development fees related to St. Louis Mills, Colorado Mills and Arundel Mills, partially offset by higher leasing and financing fees at St. Louis Mills.

        Recoverable from tenants expenses increased $8.5 million, or 78.0%, to $19.4 million for the three months ended June 30, 2003 from $10.9 million for the three months ended June 30, 2002. The recent acquisitions contributed $8.0 million of the increase. Additionally, recoverable expenses increased due to an increase in tax expense at Sawgrass Mills and increases in snow removal expenses at Potomac Mills and Gurnee Mills.

        Other operating expenses increased $2.1 million, or 156.2%, to $3.5 million for the three months ended June 30, 2003 from $1.4 million for the same period in 2002. The recent acquisitions contributed $1.1 million of the increase. Additionally, the increase in other operating expenses reflect higher bad debt expense and Philadelphia use and occupancy taxes.

        General and administrative expenses increased $1.6 million, or 48.2%, to $4.8 million for the three months ended June 30, 2003 from $3.2 million for the three months ended June 30, 2002. The increase was due primarily to higher compensation-related costs associated with staffing to accommodate our portfolio growth, including additional management positions.

        Depreciation and amortization increased $7.1 million, or 71.0%, to $17.0 million for the three months ended June 30, 2003 from $9.9 million for the three months ended June 30, 2002 due to recent acquisitions.

        Equity in earnings of unconsolidated joint ventures increased $2.5 million, or 78.3%, to $5.7 million for the three months ended June 30, 2003 from $3.2 million for the three months ended June 30, 2002. The increase reflects earnings from the acquisition of interests in Gwinnett Place and Town Center at Cobb in May 2003, the opening of Madrid Xanadú in May 2003, the opening of Colorado Mills, our increased ownership in Arizona Mills, Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills, a foreign currency exchange gain and higher tenant lease buyout and pushcart income, offset in part by higher interest expense and lower land sales in 2003.

        Interest expense increased $5.5 million, or 49.4%, to $16.7 million for the three months ended June 30, 2003 from $11.2 million for the three months ended June 30, 2002. The recent acquisitions contributed $8.4 million to the increase. Additionally, the increase reflects higher interest on our unsecured revolving loan due to a higher average balance for the three months ended June 30, 2003 as compared to the same period in 2002. These increases were partially offset by higher capitalized interest costs of $3.7 million as a result of increased development activity.

THE MILLS CORPORATION
(Unaudited)

        Other income (expense) decreased $2.0 million, or 103.3%, to $0.1 million of expense for the three months ended June 30, 2003 from $1.9 million of income for the three months ended June 30, 2002. The decrease primarily relates to lower land sales.

        Gain on foreign currency exchange gains, net increased $14.2 million, or 215.5%, to $20.8 million for the three months ended June 30, 2003 from $6.6 million for the three months ended June 30, 2002. This increase primarily reflects increased advances to the Madrid Xanadú project and the strengthening of the Euro against the U.S. dollar on the advances. A substantial portion of our advances to the Madrid Xanadú project were repaid during the three months ended June 30, 2003 resulting in the realization of a substantial portion of the gain.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002.

        Minimum rent increased $37.3 million, or 72.8%, to $88.6 million for the six months ended June 30, 2003 from $51.3 million for the six months ended June 30, 2002. The recent acquisitions contributed $34.9 million of the increase. The remainder of the increase was due to new tenants and increased occupancy generally throughout our wholly owned properties.

        Recoveries from tenants increased $19.4 million, or 77.4%, to $44.6 million for the six months ended June 30, 2003 from $25.1 million for the six months ended June 30, 2002. The recent acquisitions contributed $18.5 million of the increase. Also contributing to the increase were increased expenses at Sawgrass Mills, Potomac Mills and Gurnee Mills.

        Other property revenue increased $5.2 million, or 83.6%, to $11.5 million for the six months ended June 30, 2003 from $6.3 million for the six months ended June 30, 2002. The recent acquisitions contributed $3.4 million of the increase and higher tenant lease buyout income contributed an additional $1.9 million of the increase.

        Management fee income from unconsolidated joint ventures increased $1.0 million, or 17.9%, to $6.3 million for the six months ended June 30, 2003 from $5.4 million for the six months ended June 30, 2002. The increase is due to management fees generated by the opening of Colorado Mills, an increase in occupancy at Arundel Mills and the acquisition of 75% of Simon's management fee interest in Arundel Mills, Concord Mills and Grapevine Mills. These increases were partially offset by the elimination of management fees earned from Opry Mills as a result of acquiring the outstanding interest in this joint venture.

        Other fee income from unconsolidated joint ventures decreased $1.2 million, or 35.0%, to $2.3 million for the six months ended June 30, 2003 from $3.5 million for the six months ended June 30, 2002. The decrease was due to lower development fees related to St. Louis Mills and Colorado Mills and lower financing fees from Opry Mills and Colorado Mills, which was partially offset by financing fees from St. Louis Mills.

        Recoverable from tenants expenses increased $16.7 million, or 77.1%, to $38.3 million for the six months ended June 30, 2003 from $21.6 million for the six months ended June 30, 2002. The recent acquisitions accounted for $15.2 million of the increase. Additionally, recoverable expenses increased due to an increase in tax expense at Sawgrass Mills and increases in snow removal expenses at Potomac Mills and Gurnee Mills.

THE MILLS CORPORATION
(Unaudited)

        Other operating expenses increased $2.4 million, or 86.2%, to $5.1 million for the six months ended June 30, 2003 from $2.7 million for the six months ended June 30, 2002. The recent acquisitions contributed $1.4 million of the increase. Additionally, the increase in other operating expenses reflects higher bad debt expense and Philadelphia use and occupancy taxes.

        General and administrative expenses increased $2.6 million, or 39.8%, to $9.1 million for the six months ended June 30, 2003 from $6.5 million for the six months ended June 30, 2002. The increase was due primarily to higher compensation-related costs associated with staffing to accommodate our portfolio growth, including additional management positions.

        Depreciation and amortization increased $13.6 million, or 68.2%, to $33.6 million for the six months ended June 30, 2003 from $20.0 million for the six months ended June 30, 2002 due to recent acquisitions.

        Equity in earnings of unconsolidated joint ventures increased $1.6 million, or 17.3%, to $11.0 million for the six months ended June 30, 2003 from $9.3 million for the six months ended June 30, 2002. The increase reflects earnings from the recent openings, our increased ownership in Arizona Mills, Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills, and a foreign currency exchange gain, offset in part by higher interest expense and lower land sales.

        Interest income increased $1.4 million, or 40.7%, to $4.9 million for the six months ended June 30, 2003 from $3.5 million for the six months ended June 30, 2002 primarily due to higher advances made to our joint ventures.

        Interest expense increased $6.9 million, or 29.6%, to $30.2 million for the six months ended June 30, 2003 from $23.3 million for the six months ended June 30, 2002. The interest expense associated with the recent acquisitions contributed $15.1 million to the increase. The increase also reflects higher interest expense as a result of a higher average balance on our unsecured revolving loan in 2003 as compared to 2002. These increases were partially offset by higher capitalized interest costs of $10.0 million in 2003 as a result of increased development activity.

        Other income (expense) decreased $2.2 million, or 112.2%, to $0.2 million in expense for the six months ended June 30, 2003 from $1.9 million in income for the six months ended June 30, 2002. The decrease primarily relates to lower land sales.

        Gain on foreign currency exchange, net increased $16.5 million, or 249.7%, to $23.1 million for the six months ended June 30, 2003 from $6.6 million for the six months ended June 30, 2002. This increase primarily reflects increased advances to the Madrid Xanadú project and the strengthening of the Euro against the U.S. dollar on those advances. A substantial portion of our advances to the Madrid Xanadú project were repaid during the three months ended June 30, 2003 resulting in the realization of a substantial portion of the gain.

THE MILLS CORPORATION
(Unaudited)

Unconsolidated Joint Ventures

        A significant number of our shopping centers are owned by joint ventures that are accounted for under the equity accounting method. As a result, we have expanded our management's discussion and analysis of financial condition and results of operations to discuss the results of operations of the unconsolidated joint ventures without regard to our pro rata share of these operations. The table below provides the income statement of the unconsolidated joint ventures for the three and six months ended June 30, 2003 and 2002 and is followed by a discussion of the unconsolidated joint venture results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Minimum rent	$54,312	$47,157	$101,295	$94,132
Percentage rent	357	211	384	580
Recoveries from tenants	21,919	19,531	41,176	37,499
Other property revenue	7,837	4,889	12,251	8,957

Total operating revenues	84,425	71,788	155,106	141,168

EXPENSES:
Recoverable from tenants	19,347	17,780	36,317	33,880
Other operating	4,905	3,921	8,774	7,919
Depreciation and amortization	25,931	24,996	50,080	49,327

Total operating expenses	50,183	46,697	95,171	91,126

	34,242	25,091	59,935	50,042
OTHER INCOME (EXPENSE):
Interest income	475	883	1,037	1,667
Interest expense	(26,600)	(22,189)	(47,048)	(43,432)
Loss on debt extinguishment	(44)	—	(44)	—
Other income (expense)	867	1,669	1,429	7,464
Foreign currency exchange (loss) gain, net	(519)	—	2,104	—

NET INCOME	$8,421	$5,454	$17,413	$15,741

MILLS LP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	$5,697	$3,196	$10,964	$9,347

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002 for the unconsolidated joint ventures without regard to our pro rata share of these operations.

        Minimum rent increased $7.2 million, or 15.2%, to $54.3 million for the three months ended June 30, 2003 from $47.2 million for the three months ended June 30, 2002, primarily as a result of the operations of Colorado Mills, which opened in November 2002, the Marketplace at Arundel Mills, which opened in January 2003, Madrid Xanadú, which opened in May 2003, and the acquisition of a 50% general partnership interest in Gwinnett Place and Town Center at Cobb (the "Gwinnett/Cobb Acquisition") in May 2003. These openings and acquisitions contributed $12.7 million to the increase. In addition, occupancy increases at Ontario Mills, the Marketplace at Arundel Mills and Grapevine Mills contributed to the increase in minimum rent. Partially offsetting these increases in minimum rent was the effect ($5.6 million) of the consolidation of Opry Mills.

THE MILLS CORPORATION
(Unaudited)

        Recoveries from tenants increased $2.4 million, or 12.2%, to $21.9 million for the three months ended June 30, 2003 from $19.5 million for the three months ended June 30, 2002. The increase was primarily due to the recent openings and acquisitions which contributed $5.4 million, partially offset by the effect ($2.3 million) of the consolidation of Opry Mills.

        Other property revenue increased $2.9 million, or 60.3%, to $7.8 million for the three months ended June 30, 2003 from $4.9 million for the three months ended June 30, 2002. The increase primarily reflects tenant lease buyout income of $2.2 million and the recent openings and acquisitions which contributed $1.1 million.

        Recoverable from tenants expenses increased $1.6 million, or 8.8%, to $19.3 million for the three months ended June 30, 2003 from $17.8 million for the three months ended June 30, 2002. The increase relates to the recent openings and acquisitions which contributed $4.5 million, partially offset by a reduction of costs at Grapevine Mills, Arizona Mills and Discover Mills and the effect ($1.9 million) of the consolidation of Opry Mills.

        Other operating expenses increased $1.0 million, or 25.1%, to $4.9 million for the three months ended June 30, 2003 from $3.9 million for the three months ended June 30, 2002. The increase primarily reflects the recent openings and acquisitions. The increase was partially offset by the effect of the consolidation of Opry Mills.

        Depreciation and amortization increased $0.9 million, or 3.7%, to $25.9 million for the three months ended June 30, 2003 from $25.0 million for the three months ended June 30, 2002. The increase was due to depreciation expense associated with the recent openings and acquisitions which contributed $4.3 million. Partially offsetting the increase was the elimination of depreciation expenses as a result of the effect ($3.1 million) of the consolidation of Opry Mills and decreased depreciation expense resulting from assets at Grapevine Mills remaining in service beyond their original estimated lives.

        Interest expense increased $4.4 million, or 19.9%, to $26.6 million for the three months ended June 30, 2003 from $22.2 million for the three months ended June 30, 2002. The increase is primarily from higher interest expense at the recently opened and acquired centers which contributed $5.4 million and higher interest expense at Concord Mills and Katy Mills totaling $2.5 million as a result of obtaining fixed rate permanent financing. Partially offsetting the increase was the effect ($3.9 million) of the consolidation of Opry Mills.

        Other income (expense) decreased $0.8 million, or 48.1%, to $0.9 million for the three months ended June 30, 2003 from $1.7 million for the three months ended June 30, 2002. The decrease reflects lower gains from land sales in 2003.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002 for the unconsolidated joint ventures without regard to our pro rata share of these operations.

        Minimum rent increased $7.2 million, or 7.6%, to $101.3 million for the six months ended June 30, 2003 from $94.1 million for the six months ended June 30, 2002, primarily as a result of the operations of Colorado Mills, the Marketplace at Arundel Mills, Madrid Xanadú and the properties acquired in the Gwinnett/Cobb Acquisition. These openings and acquisitions contributed $17.7 million to the increase. In addition, minimum rent increased for Ontario Mills, Arundel Mills, the Marketplace at Arundel Mills and Grapevine Mills, primarily due to occupancy increases. Partially offsetting the increase in minimum rent was the effect ($11.1 million) of the consolidation of Opry Mills.

THE MILLS CORPORATION
(Unaudited)

        Recoveries from tenants increased $3.7 million, or 9.8%, to $41.2 million for the six months ended June 31, 2003 from $37.5 million for the six months ended June 30, 2002. The increase primarily reflects the openings and acquisitions which contributed $7.6 million, partially offset by the effect ($4.3 million) of the consolidation of Opry Mills.

        Other property revenue increased $3.3 million, or 36.8%, to $12.3 million for the six months ended June 30, 2003 from $9.0 million for the six months ended June 30, 2002. The increase primarily reflects tenant lease buyout income of $2.2 million and the recent openings and acquisitions which contributed $1.4 million, partially offset by the effect ($0.9 million) of the consolidation of Opry Mills.

        Recoverable from tenants expenses increased $2.4 million, or 7.2%, to $36.3 million for the six months ended June 30, 2003 from $33.9 million for the six months ended June 30, 2002. The increase reflects the recent openings and acquisitions which contributed $6.3 million, partially offset by the effect ($3.4 million) of the consolidation of Opry Mills.

        Other operating expenses increased $0.9 million, or 10.8%, to $8.8 million for the six months ended June 30, 2003 from $7.9 million for the six months ended June 30, 2002. The increase reflects the recent openings and acquisitions.

        Depreciation and amortization increased $0.8 million, or 1.5%, to $50.1 million for the six months ended June 30, 2003 from $49.3 million for the six months ended June 30, 2002. The increase is due to depreciation expense associated with the recent openings and acquisitions which contributed $6.8 million. Partially offsetting the increase was the effect ($5.9 million) of the consolidation of Opry Mills.

        Interest expense increased $3.6 million, or 8.3%, to $47.0 million for the six months ended June 30, 2003 from $43.4 million for the six months ended June 30, 2002. The increase is due to higher interest expense for the recent openings and acquisitions which contributed $6.7 million, higher interest expense at Concord Mills as a result of obtaining fixed rate permanent refinancing which contributed $2.7 million of the increase and higher interest at Discover Mills totaling $1.8 million due to placing this asset in service in November 2002. Partially offsetting the increase was the effect ($7.7 million) of the consolidation of Opry Mills.

        Other income (expense) decreased $6.0 million, or 80.1%, to $1.4 million for the six months ended June 30, 2003 from $7.5 million for the six months ended June 30, 2002 reflecting lower gains from land sales in 2003.

Cash Flows

        Net cash provided by operating activities increased $20.8 million, or 58.0%, to $56.7 million for the six months ended June 30, 2003 from $35.9 million for the six months ended June 30, 2002, due primarily to the effects of the acquisition of the Cadillac Fairview Portfolio.

        Net cash flow used in investing activities increased $723.2 million, or 293.0%, to $970.0 million for the six months ended June 30, 2003 from $246.8 million for the six months ended June 30, 2002. Cash used in investing activities increased primarily due to the acquisition of the Del Amo Properties ($445.0 million) in June 2003, the Cadillac Fairview Portfolio ($479.2 million) in January 2003 and the Gwinnett/Cobb Acquisition ($63.7 million) in May 2003. The increase was also due to higher development expenditures for Cincinnati Mills, Potomac Mills and Gurnee Mills and contributions to unconsolidated joint ventures for the development of St. Louis Mills, in addition to increased predevelopment expenditures for Vaughan Mills, Meadowlands Xanadu, and various other projects in the predevelopment stage. These increases were partially offset by the return of advances made to Madrid Xanadú.

THE MILLS CORPORATION
(Unaudited)

        Net cash flow provided by financing activities increased $644.0 million, or 302.3%, to $857.0 million for the six months ended June 30, 2003 from $213.0 million for the six months ended June 30, 2002. The increase was primarily related to the new $316.0 million mortgage obtained for the acquisition of the Del Amo Fashion Center and the new $320.0 million mortgage obtained for the acquisition of the Cadillac Fariview Portfolio. Net cash flow provided by financing activities also increased due to the issuance in 2003 of Series E Cumulative Preferred Stock, Series D Cumulative Preferred Units and Series C Cumulative Preferred Stock which combined raised net proceeds of $167.9 million. Partially offsetting the increase in cash flow provided by financing activities were note repayments and higher dividends as a result of our equity offerings.

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

        FFO, as defined by NAREIT is "net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis". FFO has been modified from the NAREIT's definition of FFO to exclude foreign currency exchange gains or losses resulting from transactions related to the investment and intercompany balances between us and our foreign unconsolidated investees. The exclusion of these foreign currency exchange gains/losses is consistent with the objective of presenting our FFO because fluctuations in the measurement of the investment and intercompany balances are not considered significant by us in evaluating our operating performance. In addition, we believe that such exclusion enables us to present our FFO on a comparable basis with other REITs that do not have foreign investments and intercompany balances that would result in foreign currency exchange gains/losses. We think that financial analysts, investors and stockholders are better served by the clearer presentation of comparable period operating results generated from our FFO measure that excludes the foreign currency gain or loss. Even with this adjustment, our method of calculating FFO may be different from methods used by other REITs and accordingly, may not be comparable to such other REITs.

        FFO is presented to assist investors in analyzing our performance and to provide an indication of our ability to fund capital expenditures, distribution requirements and other cash needs. FFO (i) does not represent cash flow from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including the ability to make distributions, and (iii) should not be considered as an alternative to net income (which is determined in accordance with GAAP) for purposes of evaluating our operating performance. We believe income before minority interest is the most directly comparable GAAP measure to FFO.

        FFO available to common stockholders for the three months ended June 30, 2003 increased by $12.0 million (31.6%) to $50.0 million as compared to $38.0 million for the comparable period in 2002. FFO available to common stockholders for the six months ended June 30, 2003 increased by $24.0 million (33.3%) to $96.1 million as compared to $72.1 million for the comparable period in 2002.

THE MILLS CORPORATION
(Unaudited)

        A reconciliation of income before minority interest to FFO available to common stockholders (denoted in thousands) is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Funds from operations:
Income before minority interest	$48,669	$23,515	$75,467	$39,115
Adjustments:
Add: Depreciation and amortization	16,162	9,377	32,233	18,874
Add: Depreciation and amortization of unconsolidated joint ventures	12,536	11,710	24,043	20,715
Less: Foreign currency exchange gain, net	(20,821)	(6,599)	(23,080)	(6,599)
Less: Equity in foreign currency exchange (losses) gains, net	326	—	(1,284)	—

Funds from operations	56,872	38,003	107,379	72,105
Less: Series B, Series C and Series E Preferred Stock dividends and Series D Preferred Unit distributions	(6,849)	—	(11,227)	—

Funds from operations available to common stockholders	$50,023	$38,003	$96,152	$72,105

Earnings before Interest, Income Taxes, Depreciation and Amortization

        Our earnings before interest, income taxes, depreciation and amortization ("EBITDA") is comprised of our income before minority interest plus interest expense, taxes, depreciation and amortization. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is an important measure of performance for a REIT because EBITDA is unaffected by the debt and equity structure of the property owner and it also provides a further tool to evaluate our ability to incur and service debt and to fund dividends and other cash needs. The EBITDA measures presented by us may not be comparable to other similarly titled measures of other companies. We believe that income before minority interest is the most directly comparable GAAP measure to EBITDA.

THE MILLS CORPORATION
(Unaudited)

        Our EBITDA to interest expense coverage ratio (including our proportionate share of interest expense and depreciation from our unconsolidated joint ventures) was 3.6 and 3.2 for the three months ended June 30, 2003 and 2002, respectively, and 3.5 and 2.9 for the six months ended June 30, 2003 and 2002. A reconciliation of income before minority interest to EBITDA (denoted in thousands) is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income before minority interest	$48,669	$23,515	$75,467	$39,115
Add:
Consolidated depreciation and amortization expense	17,013	9,947	33,643	20,006
Consolidated interest expense	17,270	11,190	30,742	23,294
Our pro-rata share of depreciation and amortization from our unconsolidated joint ventures	12,537	11,710	24,044	20,715
Our pro-rata share of interest expense from our unconsolidated joint ventures	12,980	9,749	22,873	17,912

EBITDA	$108,469	$66,111	$186,769	$121,042

Foreign currency exchange gain included in EBITDA	$20,302	$6,599	$25,184	$6,599

        Set forth below are our cash flows relating to each of our operating, investing and financing activities, which we believe are the most directly comparable GAAP measures for our EBITDA, for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cash flows provided by (used in):
Operating activities	$23,931	$26,689	$56,688	$35,876
Investing activities	(448,044)	(195,236)	(969,997)	(246,846)
Financing activities	431,144	173,508	857,024	213,016

Liquidity and Capital Resources

        During the year ended December 31, 2002 and the six months ended June 30, 2003, we completed a number of capital transactions that significantly improved our balance sheet and overall liquidity. These transactions included several debt refinancings and preferred and common stock issuances. Our coverage ratio, leverage ratio and debt indicators, which include our share of joint venture operations and debt, are detailed below:

	Trailing 12 Months Ended June 30,
	2003	2002
Interest expense coverage ratio (EBITDA to interest expense excluding loan fee amortization and loss on extinguishment of debt)	3.9	3.0
Debt to market capitalization (includes the Company's share of joint venture debt)	54.9%	50.5%
Weighted average maturity (in years)	5.1	5.1
Weighted average interest rate	5.7%	6.7%
Fixed rate debt percentage (1)	62.0%	75.0%

(1)  Including swaps in place through the end of the respective year, our fixed rate debt percentage (including our share of joint venture debt) would have been 76.7% and 89.9% for the twelve months ended June 30, 2003 and 2002, respectively.

THE MILLS CORPORATION
(Unaudited)

        As of June 30, 2003, our balance of cash and cash equivalents was $22.9 million, excluding restricted cash totaling $33.8 million which is used to pay operating and capital expenditures of operating properties that serve as collateral for secured loan facilities, and excluding our proportionate share of cash held in unconsolidated joint ventures totaling $60.7 million. In addition to our cash reserves, as of June 30, 2003, we had $380.0 million available under our unsecured revolving loan.

        The following provides greater detail of the debt and equity transactions discussed above.

Debt Transactions

        As of June 2003, our consolidated debt was approximately $2.0 billion and our pro-rata share of unconsolidated joint venture debt was approximately $1.0 billion. Of the approximate $3.0 billion of combined debt, approximately $1.9 billion was fixed rate debt and $1.1 billion was variable rate debt. Variable rate debt that has been effectively fixed until the maturity of the debt through swap transactions is classified as fixed rate debt. Scheduled principal payments of our combined debt through December 31, 2007 are approximately $1.4 billion with approximately $1.6 billion due thereafter. Additionally, we have guaranteed $702.1 million of total gross debt of which $458.8 million relates to joint venture debt. We and our joint venture partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of loans) or from equity issuances.

        In June 2003, we refinanced and increased our unsecured revolving loan from $175.0 million to $500.0 million. The unsecured revolving loan is used to fund acquisitions and redevelopment activities and serves as a revolving capital facility. As of June 30, 2003, there was $120.0 million drawn on the unsecured revolving loan. Funds are available subject to compliance with certain performance measures and restrictive covenants. Pursuant to our credit facility, we are subject to certain performance measurements and restrictive covenants. We were in compliance with these covenants at June 30, 2003. As of June 30, 2003, the unsecured revolving loan bore interest at LIBOR plus 2.25% and will mature in June 2006.

        In May 2003, we refinanced the Arundel Mills construction loan with a permanent mortgage loan totaling $187.0 million secured by the property. The mortgage loan bears interest at a fixed rate of 4.61%. The loan matures in June 2010 and requires interest-only payments through maturity. We have a one-time right to borrow up to $40.0 million in additional mezzanine debt provided certain terms and conditions are met. The pricing for this additional mezzanine debt has not been established and will be subject to market terms at the time of borrowing.

        In May 2003, in conjunction with the construction of St. Louis Mills, we obtained a construction loan with a total commitment of $162.0 million of which $46.6 million had been drawn as of June 30, 2003. The loan bears interest at LIBOR plus 195 basis points. The loan matures in May 2006 and has two one-year extension options. The loan is fully guaranteed by the Company and may be reduced with the achievement of certain performance measures.

        In May 2003, in conjunction with acquisition of the 50% interests in the Town Center at Cobb and Gwinnett Place, the Company assumed two fixed rate loans having a combined outstanding balance of $232.0 million as of June 30, 2003, one bearing interest at 7.54% and the other at 7.25%. The loans are cross-collateralized and amortized on a 30 year schedule with an anticipated balloon repayment date in April 2007.

        In January 2003, in conjunction with the acquisition of the Cadillac Fairview portfolio, we obtained a mortgage loan totaling $320.0 million secured by Dover Mall, Dover Commons, The Galleria at White Plains, Northpark Mall and The Esplanade. The mortgage loan bears interest at LIBOR plus 210 basis points. The loan matures in February 2006 and has two one-year extension options. In conjunction with this refinancing, we entered into a swap agreement to effectively fix the interest rate at 4.17% on a notional amount of $245.0 million, which agreement expires in February 2005.

THE MILLS CORPORATION
(Unaudited)

        Also in conjunction with the acquisition of the Cadillac Fairview Portfolio, we assumed a $62.0 million mortgage secured by Broward Mall. The loan bears interest at an effect rate of 5.34% and matures in March 2009. Principal payments of $1.5 million are due in March 2004 and 2005, with principal payments of $2.0 million due in March 2006, 2007 and 2008.

        In December 2002, in conjunction with the construction of Madrid Xanadu, we obtained a construction loan with a total commitment of $220.8 million which began funding in May 2003. As of June 30, 2003 which $159.1 million had been drawn. A portion of the proceeds from this loan were used to repay intercompany advances resulting in the realization of a substantial portion of the Company's foreign currency exchange gain. The loan bears interest at EURIBOR plus 155 basis points. The loan matures in May 2006 and has two one-year extension options. The loan is fully guaranteed by the Company and may be reduced with the achievement of certain performance measures.

        In June 2003, in conjunction with the acquisition of the Del Amo Fashion Center and certain associated properties, we obtained a $316.0 million mortgage loan. The mortgage loan is secured by the properties. The interest rate on the mortgage loan is variable with an initial rate of LIBOR plus 240 basis points. The loan matures in 2006 and has two one-year extension options.

Equity Transactions

        Currently, we have an effective shelf registration statement on Form S-3 on file with the SEC. Pursuant to this registration statement, as of June 30, 2003, we may issue up to an aggregate of approximately $758.2 million of any combination of common stock and/or common stock warrants, preferred stock, or preferred stock represented by depository shares.

        In May 2003, we sold a total of 6,440,000 shares of 8.75% Series E Cumulative Redeemable Preferred Stock with a par value of $.01 per share for $25.00 per share in an underwritten public offering. The proceeds from the offering totaled approximately $155.6 million after deducting underwriting discounts and expenses. We contributed the proceeds to the Mills LP in exchange for preferred units.

        In March 2003, we sold 400,000 units of Series D Cumulative Redeemable Preferred Units in a private placement to two individual investors for a purchase price of $25.00 per unit. The net proceeds, which totaled approximately $9.9 million after expenses, were used to reduce the outstanding indebtedness under our unsecured revolving loan.

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

        On August 13, 2003, the Company sold to Kan Am additional partnership interests of 6.375% in each of the Arundel Mills, Concord Mills and Grapevine Mills projects for approximately $28 million. The interests sold represent a portion of the interest in these projects the Company acquired in May 2002.

Future Capital Requirements

        We anticipate that our operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations and ancillary land sales. We anticipate that future development and non-recurring capital expenditures will be funded from future borrowings and possible sales of common and/or preferred equity.

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

THE MILLS CORPORATION
(Unaudited)

Distributions

        We have paid and intend to continue to pay regular quarterly dividends to our stockholders. Dividends are payable at the discretion of our board of directors and depend on a number of factors, including net cash provided by operating activities, our financial condition, capital commitments, debt repayment schedules, meeting our REIT requirements, and other factors that our board of directors deems relevant.

Construction, Redevelopment, Remerchandising and Expansion Efforts

        We currently have five projects under construction or redevelopment, which we expect will have an aggregate of approximately 4.6 million square feet of GLA upon completion. Estimated total development costs for these four projects are approximately $713.0 million. The estimated development costs will be funded through construction loans, contributions from joint venture partners and our equity contributions. The following table sets forth some information with regard to these projects as of June 30, 2003:

Property Name	Metropolitan Area Serviced	Anticipated Opening Date(1)	Approx. GLA (Sq. Ft.)(1)(2)	Estimated Aggregate Project Cost(1) (millions)	Required Equity from Company (millions)	Company's Equity at 6/30/03(3) (millions)
St. Louis Mills	St. Louis	Fall 2003	1,084,000	$199	$31.5	$32.3
Cincinnati Mills	Cincinnati	Spring 2004	1,469,000	$137	$36.1	$18.9
Vaughan Mills	Toronto	Fall 2004	1,136,000	$219	$39.7	$29.8
Pittsburgh Mills	Pittsburgh	Spring 2005	948,000	$158	$23.8	—
Del Amo Fashion Center (4)	Los Angeles	—	—	—	—	—

(1)
Anticipated opening dates, approximate GLA and estimated aggregate project cost including acquisition costs if applicable are subject to adjustment as a result of factors inherent in the development process, some of which may not be under our direct control.

(2)
Approximate GLA includes space that may be owned by certain anchor store tenants.

(3)
Company's equity at June 30, 2003 includes equity required to obtain a construction loan.

(4)
The Company purchased the Del Amo Fashion Center in June 2003. Redevelopment of a 403,000 square foot wing of the mall is contemplated.

        The following is a brief description of the five projects currently under construction and redevelopment:

  •
  St. Louis Mills – St. Louis, MO: In July 2001, we acquired a 200-acre site in Hazelwood, MO, for development of St. Louis Mills. The site is located approximately 16 miles from downtown St. Louis. The project is being developed by St. Louis Mills Limited Partnership, a joint venture with Kan Am. We closed a construction loan commitment in the amount of $162.0 million for the project in May 2003. The loan bears interest at LIBOR plus 195 basis points and matures in May 2006. We have signed leases with Off 5th-Saks Fifth Avenue, Off Broadway Shoes, Bed Bath & Beyond, Marshalls, Regal Cinemas, Burlington Coat Factory, Books-A-Million, ESPN X-Games Skatepark, NASCAR Speedpark, Circuit City, and the St. Louis Blues for the project.

  •
  Cincinnati Mills – Cincinnati, OH: We purchased the Forest Fair Mall in Cincinnati, OH in September 2002 and are currently renovating the mall and will rename the mall Cincinnati Mills upon completion. We closed a construction loan commitment in the amount of $71.8 million for the project in September 2002. The loan bears interest at LIBOR plus 200 basis points and matures in December 2006. The current anchor stores, which include Bass Pro Shops Outdoor World, Kohl's, Off 5th-Saks Fifth Avenue, Burlington Coat Factory, Media Play, and Babies R Us, are remaining open during the renovation.

THE MILLS CORPORATION
(Unaudited)

  •
  Vaughan Mills – Toronto, Canada: In February 1998, we secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills Landmark Center to be developed in Canada. The 180-acre site is located in the City of Vaughan, which is approximately 20 miles north of downtown Toronto, Canada. The project is being developed by us and Ivanhoe Cambridge. Site construction began in June 2003. We have signed leases with Burlington Coat Factory, ESPN X-Games Skatepark, H&M, Children's Place, Bass Pro Shops Outdoor World, and Lucky Strike Lanes for the project.

  •
  Pittsburgh Mills – Pittsburgh, PA: In December 2002, we acquired an approximately 313-acre site in Frazer Township, PA for the development of Pittsburgh Mills. The site is located approximately 15 miles from downtown Pittsburgh. The project is being developed by Pittsburgh Mills Limited Partnership, a joint venture between Mills-Kan Am Pittsburgh Limited Partnership ("Mills-Kan Am Pittsburgh") and AV Associates Limited Partnership. Mills-Kan Am Pittsburgh, through which we will own our interest in the Pittsburgh Mills project, is a joint venture with Kan Am. All permits necessary to develop this center have been obtained and site construction began in May 2003. We have signed a lease with Dick's Sporting Goods for the project.

  •
  Del Amo Fashion Center – Los Angeles, CA: We purchased the Del Amo Fashion Center in June 2003. Redevelopment of a 403,000 square foot wing of the Mall is contemplated.

    Under the terms of our joint venture agreements, including those described above, we and our joint venture partners generally receive, on a pro rata basis, a construction period preference until construction of a project is substantially complete and permanent financing is secured, and receive a priority return thereafter, equal to 9% to 11% per annum on its capital contribution. We guarantee Kan Am's construction period preference and Kan Am's portion of construction debt. These guaranties remain in place until qualified permanent financing is secured for the project. Any residual cash flow after preference payments will be distributed to the joint venture partners under the terms of the joint venture agreements. There have been no material changes to the terms of the joint venture agreements discussed in our Annual report on Form 10-K for the year ended December, 31, 2003 filed with the SEC on March 31, 2003 for the projects currently under construction.

Projects Under Development

        In addition to the four projects currently under construction, we are also pursuing the development of other projects. These projects are in various stages of due diligence during which we determine site/demographic viability, negotiate tenant commitments and pursue the third-party approvals. Consistent with past practice, we do not expect to begin construction on these projects until we have completed our due diligence and have obtained significant pre-leasing commitments. While we currently believe that these projects will ultimately be completed, we cannot provide assurance that they will actually be constructed or that they will be successful. The following is a brief description of our current development projects:

  •
  Meadowlands Xanadu – East Rutherford, NJ: In February 2003, our Meadowlands Xanadu proposal to redevelop the Continental Arena site in East Rutherford, NJ was selected by the New Jersey Sports & Exposition Authority, providing the Xanadu team with the exclusive right to negotiate a developer's agreement. We are teamed with the Mack-Cali Realty Corporation, a leading owner and manager of class A office properties located primarily in the Northeast United States, and the New York Giants football organization. The plans contemplate that upon completion, Meadowlands Xanadu will be a 4.8 million square foot family entertainment and recreation complex that will include five themed zones and an office and hotel component. The office and hotel space will total 2.2 million square feet, consisting of four 14-story, 440,000 square-foot office buildings and a 520-room hotel with conference and exhibition facilities.

THE MILLS CORPORATION
(Unaudited)

    We expect that Meadowlands Xanadu will be developed by a joint venture between an affiliate of Mack-Cali Realty Corporation and Meadowlands Mills Limited Partnership. We are in the process of negotiating the joint venture agreement and our equity requirement has not yet been determined. Meadowlands Mills Limited Partnership, the entity that submitted the bid to redevelop the Continental Arena site, is a joint venture with Kan Am. Empire, Ltd., the current owner of land adjacent to the Continental Arena site (the "Empire Tract"), and Bennett S. Lazare, Esq. have the right under certain circumstances to be admitted as limited partners to Meadowlands Mills Limited Partnership. As of June 30, 2003, we had invested $121.4 million, including capitalized interest, and Kan Am had invested $24.0 million in Meadowlands Mills Limited Partnership. Of the amount we had invested as of June 30, 2003, $55.3 million is an advance to Meadowlands Mills Limited Partnership. The Meadowlands Mills Limited Partnership agreement grants Kan Am the right to require Meadowlands Mills Limited Partnership to redeem its interest in the joint venture if a construction loan is not obtained by June 30, 2004.

    In conjunction with the formation of Meadowlands Mills Limited Partnership, we acquired a mortgage interest in a 587-acre Empire Tract. We originally planned to develop a mixed-use development to be known as "Meadowlands Mills" on the Empire Tract. Assuming the completion of a successful development agreement with the New Jersey Sports & Exposition Authority, we will convey the Empire Tract to the State of New Jersey. If we are not successful in completing a development agreement, we will resume our efforts to develop the Empire Tract.

  •
  San Francisco Piers 27-31 – San Francisco, CA: In April 2001, the San Francisco Port Commission awarded us the exclusive right to negotiate for a long-term lease on Piers 27-31 on the San Francisco waterfront, to develop a full-price, mixed-use retail, office, entertainment and recreation project. These negotiations have begun and are ongoing.

  •
  Block 37 – Chicago, IL: In June 2002, we were selected by the City of Chicago to negotiate the development of Block 37 (108 N. State Street), a key city block opposite the Marshall Fields department store in downtown Chicago, as a mixed-use project including retail, office, residential and hotel uses. These negotiations, as well as related entitlement proceedings, are ongoing.

Projects Under Review

        In addition to the projects discussed above, we are also conducting due diligence on several other sites for future projects, including sites in Cleveland, OH; Woodbridge, VA; Boston, MA; Tampa, FL; and San Francisco, CA. We are also reviewing other potential development opportunities internationally. For example, in Spain, we are exploring follow-on opportunities beyond Madrid Xanadú for sites in and around Seville, Valencia, Bilbao and Barcelona. In addition, in Italy, our efforts are concentrated on several well-located sites in Milan, Florence and Rome.

Additional Factors

Seasonality

        The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the Christmas season. As a result, a substantial portion of the percentage rents is not earned until the fourth quarter. Furthermore, most new lease-ups occur towards the latter part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of the temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and FFO.

THE MILLS CORPORATION
(Unaudited)

Economic Trends

        Because inflation has remained relatively low during the last three years, it has had little impact on our operations during the period. Even in periods of higher inflation, however, tenant leases provide, in part, a mechanism to help protect our operations. As operating costs increase, the majority of our leases permit a pass-through of the common area maintenance and other operating costs, including real estate taxes and insurance, to our tenants. Furthermore, most of the leases contain base rent steps and percentage rent clauses that provide additional rent after a certain minimum sales level is achieved. These provisions provide us with some protection during highly inflationary periods.

Off Balance Sheet Commitments

        As of June 30, 2003, our material off-balance sheet commitments were as follows (dollars in thousands):

  •
  At June 30, 2003, we had unused capacity under our unsecured revolving loan totaling $380.0 million which is available to be used to fund acquisitions, development and other working capital needs.

  •
  We generally guarantee our share of any construction loan and our joint venture partners' share of the construction loan until permanent financing is obtained. The amount guaranteed at June 30, 2003 was $458.8 million which will be reduced as certain performance criteria are met.

  •
  The Meadowlands Mills joint venture has guaranteed the return of Kan Am's capital contribution to the Meadowlands Mills joint venture totaling $24.5 million including accrued construction period preference, if a construction loan is not obtained by June 30, 2004. Beginning on the "Project Commencement Date", which is a date on which certain material contingencies have been satisfied, we will guarantee the return of Kan Am's capital contribution upon Kan Am's exercise of its redemption right, which may occur prior to securing the construction loan.

  •
  We generally guarantee a 9% preferred return on Kan Am's equity balance in unconsolidated joint ventures until permanent financing has been obtained.

  •
  During April and May 2001, we sold 750,000 shares of Series A preferred stock totaling $75.0 million in a private placement. The Series A preferred stock is convertible into our common stock at a strike price of $25.00 per share. The Series A preferred stock is callable by us after the first year at a specified premium and has no sinking fund requirements. The Series A preferred stock is also subject to redemption at the option of the holders of Series A preferred stock upon the occurrence of specified events, at a specified premium, determined in accordance with the timing of the event triggering such redemption right. The holder of the Series A preferred stock has the right to require us to redeem all or a portion of the Series A preferred stock for cash if (i) we cease to qualify as a REIT, (ii) there is a change in control, as defined in the securities purchase agreement, (iii) a material event of noncompliance occurs, as defined in the securities purchase agreement, or (vi) shares of the Series A preferred stock remain issued and outstanding after April 30, 2006. The repurchase price will vary based on the event giving rise to the put right of the holder of the Series A preferred stock and the time of occurrence.

  •
  We have guaranteed a $10.0 million letter of credit of which the obligor is Colorado Mills Limited Partnership. The letter of credit was issued in March 2002 to secure a bond issuance by Denver West Metropolitan District. As of June 30, 2003, there was no amount drawn on the letter of credit.

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

THE MILLS CORPORATION
(Unaudited)

        In conjunction with our policy to reduce interest rate risk, we and our unconsolidated joint ventures have entered into interest rate swaps to hedge the variability of monthly cash outflows attributable to changes in LIBOR. Under the swaps, we receive LIBOR based payments and pay a fixed rate. A summary of the terms of the derivative instruments, as of June 30, 2003, and a reconciliation of the fair value and adjustments to accumulated other comprehensive loss (in thousands) are as follows:

	WHOLLY OWNED	JOINT VENTURES
Hedge type	Cash Flow	Cash Flow
Description	Swap	Swap
Range of notional amounts	$35,000 – $245,000	$30,000 – $131,883
Range of interest rates	2.07 – 4.14%	1.29 – 5.35%
Range of maturity dates	6/7/04 – 10/10/07	4/1/04 – 5/1/06
Total accumulated other comprehensive loss at December 31, 2002	$(10,445)	$(15,152)
Change in fair value for the year ended June 30, 2003	(7,152)	(651)

Total accumulated other comprehensive loss at June 30, 2003	$(17,597)	$(15,803)

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

        For purposes of the Securities and Exchange Commission's ("SEC") market risk disclosure requirements, we have estimated the fair value of our financial instruments at June 30, 2003. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts as of June 30, 2003, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented below. The following table provides information about our consolidated financial instruments that are sensitive to changes in interest rates as of June 30, 2003. For consolidated debt obligations, the table presents principal cash flows (in thousands) and related weighted average interest rates by expected maturity dates, including the effect of an interest rate swaps currently in effect.

	2003	2004	2005	2006	2007	Thereafter	Total	Estimated Fair Value June 30, 2003
Fixed rate mortgages, notes and loans payable	$4,116	$10,803	$11,827	$297,802	$308,497	$498,148	$1,131,193	$1,170,352
Average interest rate	7.77%	7.67%	7.38%	7.18%	6.33%	7.29%	7.01%
Variable rate mortgages, notes and loans payable	$18,627	$9,573	$31,729	$215,238	$1,350	$639,490	$916,007	$916,007
Average interest rate	3.53%	4.41%	4.56%	4.20%	7.26%	3.94%	4.02%

THE MILLS CORPORATION
(Unaudited)

Foreign Currency Risk

        We are exposed to foreign currency exchange risk related to our foreign joint venture investment balance, including advances, that is denominated in the foreign currency of the investment and thus requires re-measurement into the U.S. dollar. The exposure to foreign currency exchange risk related to translating the income and expenses of its equity investments is minimal due to the fact that most transactions occur in the functional currency of that entity. We currently have not hedged this foreign joint venture investment balance; accordingly, a 10% change in foreign currency exchange rates would have resulted in an approximate $14.5 million U.S. dollar impact to income before minority interest for the six months ended June 30, 2003.

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of the Stockholders of The Mills Corporation was held on June 10, 2003. The following is a tabulation of the voting for each proposal presented at the Annual Meeting and a listing of Directors whose terms of office as Directors continued after the meeting.

Proposal 1: (to elect to a term expiring upon the date of the Annual Meeting of Stockholders in the year 2006):

DIRECTORS STANDING FOR ELECTION	TERM EXPIRES	VOTES FOR	VOTES WITHHELD
Charles R. Black, Jr.	2006	37,911,050	890,880
Dietrich von Boetticher	2006	30,744,953	8,056,977
John M. Ingram	2006	37,787,924	1,014,006

        Nominees required a favorable vote of a plurality of the shares of Common Stock present and entitled to vote, in person or by proxy, at a meeting. Accordingly, all members standing for re-election were elected.

CONTINUING DIRECTORS	TERM EXPIRES
James C. Braithwaite	2004
James F. Dausch	2004
The Hon. Joseph B. Gildenhorn	2004
Harry H. Nick	2004
Robert P. Pincus	2004
Franz von Perfall	2005
Cristina L. Rose	2005
Laurence C. Siegel	2005

Proposal 2: (to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2003):

Votes for:	31,130,546
Votes against:	7,546,224
Abstentions:	125,160

PART II—OTHER INFORMATION (Continued)

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The Exhibit Index attached hereto is hereby incorporated by reference to these items.

  (b)
  The Company filed three Current Reports on Form 8-K during the quarter ended June 30, 2003.

  •
  The Company's Current Report of Form 8-K dated May 1, 2003 and filed on May 2, 2003.

  •
  The Company's Current Report on Form 8-K dated April 30, 2003 and filed on May 5, 2003.

  •
  The Company's Current Report on Form 8-K dated December 31, 2002 and filed on June 9, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Mills Corporation
August 14, 2003 (Date)	By:	/s/ MARY JANE MORROW Mary Jane Morrow Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

(3)   EXHIBIT

NUMBER	EXHIBIT
(1)3.1	Certificate of Designations, Number, Voting Powers, Preferences and Rights of 8.75% Series E Cumulative Redeemable Preferred Stock.
(1)4.1	Specimen of Series E Cumulative Redeemable Preferred Stock Certificate.
(2)10.1	Sixth Amendment to Limited Partnership Agreement of Mills LP.
^10.2	Amended and Restated Revolving Credit Agreement, dated as of June 26, 2003, by and among The Mills Limited Partnership and certain financial institutions named therein.
(3)10.3	Purchase and Sale Agreement, dated as of May 1, 2003 ("Purchase and Sale Agreement"), by and among The Mills Limited Partnership and the sellers named therein (the "Sellers").
(3)10.4	First Amendment to Purchase and Sale Agreement, dated as of June 30, 2003, by and among The Mills Limited Partnership and the Sellers.
^10.5	Registration Rights and Lock-Up Agreement, dated as of October 31, 2001, between The Mills Corporation and Kan Am USA XIII Limited Partnership.
^12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
^21.1	List of Subsidiaries of the Registrant.
^31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
^31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
^32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

^
Filed herewith

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2003.

(2)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003 and filed with the Securities and Exchange Commission on May 15, 2003.

(3)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2003.

*
This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.