Form 10-Q
period 2003-09-30
MILLS CORP
filed 2003-11-14
CIK 914713

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

48,161,593 shares of Common Stock
$0.01 par value, as of November 10, 2003

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

  •
  the general economic climate,

  •
  the supply and demand for retail properties,

  •
  interest rate levels and fluctuations in the exchange rates between the U.S. Dollar and foreign currencies in countries where we have investments,

  •
  the availability to us of financing for our development projects or acquisition activities,

  •
  risks associated with the development, acquisition and operation of retail properties, including risks that the development of the project may not be completed on schedule, that we may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated, and

  •
  those risks described in the section entitled "Risk Factors" in our Form 10-K for the year ended December 31, 2002.

        We undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS
Income producing property:
Land and land improvements	$508,370	$246,273
Building and improvements	1,905,483	995,914
Furniture, fixtures and equipment	58,102	54,250
Accumulated depreciation and amortization	(329,251)	(290,461)

Net income producing property	2,142,704	1,005,976
Land held for investment and/or sale	11,966	11,531
Construction in progress	268,177	103,278
Real estate assets held for disposition, net	—	61,748
Investment in unconsolidated joint ventures	700,721	682,723

Net real estate and development assets	3,123,568	1,865,256
Cash and cash equivalents	17,792	79,195
Restricted cash	39,584	28,600
Accounts receivable, net	55,443	40,550
Notes receivable	36,561	23,650
Deferred costs and other intangibles, net	113,034	93,749
Other assets	9,392	24,421

TOTAL ASSETS	$3,395,374	$2,155,421

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes and loans payable	$2,313,415	$1,243,062
Liabilities on real estate held for disposition	—	55,620
Accounts payable and other liabilities	161,674	105,205

	2,475,089	1,403,887

Minority interest, including Series D preferred units	130,249	132,261
Series A Cumulative Convertible Preferred Stock, par value $0.01, 750,000 shares authorized, issued and outstanding as of September 30, 2003 and December 31, 2002	75,000	75,000
Series B Cumulative Redeemable Preferred Stock, par value $0.01, 4,300,000 shares authorized, issued and outstanding as of September 30, 2003 and 4,600,000 shares authorized and 4,300,000 shares issued and outstanding as of December 31, 2002	107,500	107,500
Series C Cumulative Redeemable Preferred Stock, par value $0.01, 3,500,000 shares authorized, issued and outstanding as of September 30, 2003, and 3,450,000 authorized and 3,400,000 issued and outstanding as of December 31, 2002	87,500	85,000
Series E Cumulative Redeemable Preferred Stock, par value $0.01, 6,440,000 shares authorized, issued and outstanding as of September 30, 2003	161,000	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 45,285,771 and 43,196,297 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	453	432
Additional paid-in capital	851,518	822,168
Accumulated deficit	(462,389)	(450,898)
Accumulated other comprehensive loss	(20,220)	(14,353)
Deferred compensation	(10,326)	(5,576)

Total stockholders' equity	715,036	544,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,395,374	$2,155,421

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, dollars in thousands, except per share data)

	Three Months Ended September 30,
	2003	2002
REVENUES:
Minimum rent	$59,554	$32,519
Percentage rent	930	242
Recoveries from tenants	27,134	14,132
Other property revenue	5,123	3,734
Management fee income from unconsolidated joint ventures	2,748	3,244
Other fee income from unconsolidated joint ventures	1,489	1,001

Total operating revenues	96,978	54,872

EXPENSES:
Recoverable from tenants	23,977	12,814
Other operating	3,836	1,424
General and administrative	7,120	3,082
Depreciation and amortization	24,180	12,374

Total operating expenses	59,113	29,694

	37,865	25,178
OTHER INCOME AND EXPENSES:
Equity in earnings of unconsolidated joint ventures	4,821	4,910
Interest income	3,873	2,141
Interest expense	(23,214)	(12,467)
Loss on extinguishment of debt	—	(1,260)
Other income (expense)	(1,801)	(343)
Foreign currency exchange gains, net	1,842	—

INCOME BEFORE GAIN ON SALE OF JOINT VENTURE INTERESTS, MINORITY INTEREST AND DISCONTINUED OPERATIONS	23,386	18,159
Gain on sale of joint venture interests	8,462	—

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	31,848	18,159
Minority interest, including Series D preferred unit distributions	(6,409)	(5,433)

INCOME FROM CONTINUING OPERATIONS	25,439	12,726
Discontinued operations, net of minority interest	—	71

NET INCOME	25,439	12,797
Series B, C and E preferred stock dividends	(7,908)	—

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$17,531	$12,797

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations available to common stockholders	$0.40	$0.33
Discontinued operations	—	—

Income available to common stockholders per common share	$0.40	$0.33

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations available to common stockholders	$0.39	$0.33
Discontinued operations	—	—

Income available to common stockholders per common share	$0.39	$0.33

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	44,094,565	38,425,345

Diluted	45,051,574	39,277,696

DIVIDENDS PER COMMON SHARE DECLARED	$0.5650	$0.5475

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2003	2002
		(Restated)
REVENUES:
Minimum rent	$148,118	$83,776
Percentage rent	1,173	458
Recoveries from tenants	71,686	39,239
Other property revenue	16,653	10,015
Management fee income from unconsolidated joint ventures	9,079	8,614
Other fee income from unconsolidated joint ventures	3,769	4,508

Total operating revenues	250,478	146,610

EXPENSES:
Recoverable from tenants	62,227	34,414
Other operating	8,944	4,168
General and administrative	16,256	9,619
Depreciation and amortization	57,823	32,380

Total operating expenses	145,250	80,581

	105,228	66,029
OTHER INCOME AND EXPENSES:
Equity in earnings of unconsolidated joint ventures	15,785	14,257
Interest income	8,782	5,631
Interest expense	(53,406)	(35,761)
Loss on extinguishment of debt	(550)	(1,260)
Other income (expense)	(2,036)	1,581
Foreign currency exchange gains, net	24,922	6,599

INCOME BEFORE GAIN ON SALE OF JOINT VENTURE INTERESTS, MINORITY INTEREST AND DISCONTINUED OPERATIONS	98,725	57,076
Gain on sale of joint venture interest	8,462	—

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	107,187	57,076
Minority interest, including Series D preferred unit distributions	(23,985)	(18,736)

INCOME FROM CONTINUING OPERATIONS	83,202	38,340
Discontinued operations, net of minority interest	93	201

NET INCOME	83,295	38,541
Series B, C and E preferred stock dividends	(18,902)	—

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$64,393	$38,541

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations available to common stockholders	$1.47	$1.12
Discontinued operations	—	0.01

Income available to common stockholders per common share	$1.47	$1.13

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations available to common stockholders	$1.45	$1.10
Discontinued operations	—	0.01

Income available to common stockholders per common share	$1.45	$1.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	43,541,003	34,112,472

Diluted	44,403,334	34,972,879

DIVIDENDS PER COMMON SHARE DECLARED	$1.695	$1.643

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Dollars in thousands)

		COMMON STOCK				ACCUMULATED OTHER COMPREHENSIVE LOSS
	PREFERRED STOCK			ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT		DEFERRED COMPENSATION		TOTAL COMPREHENSIVE INCOME
		SHARES	AMOUNT					TOTAL
Balances, December 31, 2002 (audited)	$192,500	43,196,297	$432	$822,168	$(450,898)	$(14,353)	$(5,576)	$544,273	$—
Restricted stock incentive program	—	315,613	3	6,824	—	—	(6,827)	—	—
Amortization of restricted stock incentive program	—	—	—	—	—	—	2,077	2,077	—
Exercise of stock options	—	800,040	8	22,339	—	—	—	22,347	—
Sale of Series C preferred stock	2,500	—	—	(150)	—	—	—	2,350	—
Sale of Series E preferred stock	161,000	—	—	(5,446)	—	—	—	155,554	—
Units exchanged for common stock	—	973,821	10	9,066	—	—	—	9,076	—
Change in fair value of cash flow hedges	—	—	—	—	—	(5,867)	—	(5,867)	(5,867)
Dividends declared, common stock	—	—	—	—	(75,884)	—	—	(75,884)	—
Dividends declared, Series B, C and E preferred stock	—	—	—	—	(18,902)	—	—	(18,902)	—
Adjustment to minority interest	—	—	—	(3,283)	—	—	—	(3,283)	—
Net income	—	—	—	—	83,295	—	—	83,295	83,295

Balances, September 30, 2003 (unaudited)	$356,000	45,285,771	$453	$851,518	$(462,389)	$(20,220)	$(10,326)	$715,036	$77,428

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,295	$38,541
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest including Series D preferred unit distributions	24,020	18,833
Net accretion of notes receivable	(578)	(275)
Depreciation and amortization	57,823	32,380
Depreciation and amortization from discontinued operations	286	859
Amortization of finance costs	5,528	3,856
Abandoned project costs	1,929	1,051
Provision for losses on accounts receivable	1,477	334
Equity in earnings of unconsolidated joint ventures	(15,785)	(14,257)
Amortization of restricted stock incentive program	2,077	3,957
Loss on debt refinancing	550	1,260
Gain from foreign currency exchange, net	(24,922)	(6,599)
Gain on land sales	(306)	(2,500)
Gain on sale of joint venture interests	(8,462)	—
Other changes in assets and liabilities:
Accounts receivable, net	(16,033)	5,469
Notes receivable	(5,895)	(454)
Other assets	2,300	(3,719)
Accounts payable and other liabilities	(3,766)	(16,405)

Net cash provided by operating activities	103,538	62,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate and development assets	(58,293)	(199,112)
Distributions received from unconsolidated joint ventures	45,685	44,343
Acquisitions of income producing properties	(1,251,979)	(166,149)
Proceeds from the sale of joint venture interests	28,100	—
Proceeds from land sales	1,525	5,000
Notes receivable	(259)	(629)
Deferred costs and other intangibles, net	(5,919)	(576)

Net cash used in investing activities	(1,241,140)	(317,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable	1,258,997	319,327
Repayments of mortgages, notes and loans payable	(250,908)	(238,572)
Refinancing costs	(4,223)	(5,392)
Change in restricted cash	(2,643)	(1,028)
Proceeds from exercise of stock options	21,409	12,713
Proceeds from sale of common stock, net	—	249,476
Proceeds from sale of preferred stock and preferred units, net	167,904	—
Dividends paid	(87,382)	(50,645)
Distributions to minority interest	(26,955)	(27,387)

Net cash provided by financing activities	1,076,199	258,492

Net (decrease) increase in cash and cash equivalents	(61,403)	3,700
Cash and cash equivalents, beginning of period	79,195	9,376

Cash and cash equivalents, end of period	$17,792	$13,076

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$45,644	$29,692

NON-CASH FINANCING AND INVESTING ACTIVITY PROVIDED IN NOTE 13.

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands except per share data)

1.     ORGANIZATION

        The Mills Corporation (the "Company") is a fully integrated, self-managed real estate investment trust ("REIT") that provides development, redevelopment, leasing, financing, management and marketing services to its properties. The Company conducts all of its business and owns all of its properties through The Mills Limited Partnership ("Mills LP") and its various subsidiaries. The Company is the sole general partner of Mills LP in which it owned, as of September 30, 2003, a 1% general partner interest and a 73.79% limited partner interest. Mills LP also owns 100% of MillsServices Corp. ("MSC"), a taxable REIT subsidiary that provides development, management, leasing and financial services to all but two of the Company's unconsolidated joint ventures. MSC does not perform any services for entities in which the Company is not a significant investor. MSC owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that has investments in certain retail joint ventures and owns 60% of FoodBrand L.L.C. ("FoodBrand"), a food and beverage entity that leases, manages and operates food courts and restaurants.

        As of September 30, 2003, the Company's portfolio consisted of 25 retail and entertainment-oriented centers (14 super-regional "Mills Landmark Centers", ten regional retail and entertainment centers "21st Century Retail and Entertainment Centers" and one "International Retail and Entertainment Center"), three community shopping centers ("Community Centers"), a portfolio of 19 single tenant properties subject to net leases that operate as CVS pharmacies ("Net Lease Properties") and other related commercial development. The Mills Landmark Centers, the 21st Century Retail and Entertainment Centers and the International Retail and Entertainment Center comprise the primary focus of the Company's operations.

        The Company also is actively involved in the construction, development or redevelopment of a number of other projects, including St. Louis Mills (St. Louis, MO) which opened in November 2003, Cincinnati Mills (Cincinnati, OH), Pittsburgh Mills (Pittsburgh, PA), Vaughan Mills (Toronto, Canada), Meadowlands Xanadu (East Rutherford, NJ), San Francisco Piers 27-31 (San Francisco, CA) and Block 37 (Chicago, IL).

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's audited financial statements and related footnotes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as supplemented by the Company's Current Report on Form 8-K filed on June 9, 2003.

        The Company's consolidated financial statements include the accounts of the Company, subsidiaries that the Company wholly owns and Variable Interest Entities ("VIEs") created subsequent to January 31, 2003 where the Company is determined to be the primary beneficiary because it absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both. The Company accounts for its remaining joint ventures and VIEs, created prior to February 1, 2003, under the equity method.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BASIS OF PRESENTATION (Continued)

        Minority interest represents the ownership interests of Mills LP not held by the Company.

        All significant intercompany transactions and balances have been eliminated in consolidation.

REAL ESTATE AND DEVELOPMENT ASSETS

        Income producing property is stated at cost and includes all costs related to acquisition, development, leasing and construction, including tenant improvements, interest incurred during construction, costs of predevelopment and certain direct and indirect costs of development. Costs incurred during the predevelopment stage are capitalized once management has identified a site, determined that the project is feasible and it is probable that the project is able to proceed. Land held for sale is carried at the lower of cost or fair value less costs to sell. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets, are capitalized.

        The Company is actively pursuing acquisition opportunities and will not be successful in all cases. External costs incurred related to these acquisition opportunities are expensed when it becomes clear that the Company will not successfully complete the acquisition.

        Income producing properties are individually evaluated for impairment when various conditions exist that may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a property is less than the historical net cost basis. Upon determination that a permanent impairment has occurred, the Company records an impairment charge equal to the excess of historical cost basis over fair value. In addition, the Company writes off costs related to predevelopment projects when it determines that it will no longer pursue the project.

        Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Building and improvements	40 years
Land improvements	20 years
Furniture, fixtures and equipment	7 years

        Total depreciation expense including discontinued operations was $17,030 and $8,521 for the three months ended September 30, 2003 and 2002, respectively, and $39,598 and $22,312 for the nine months ended September 30, 2003 and 2002, respectively.

        Total interest expense capitalized to real estate and development assets and the Company's investments in unconsolidated joint ventures under development, was $12,087 and $11,914 for the three months ended September 30, 2003 and 2002, respectively, and $39,993 and $29,788 for the nine months ended September 30, 2003 and 2002, respectively.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REAL ESTATE AND DEVELOPMENT ASSETS (Continued)

        Acquisitions of properties are accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". The results of the acquired operations are included in the Company's results of operations from the respective dates of acquisition. The Company initially estimates its allocation of purchase price to the acquired assets and liabilities and then refines the initial allocation based on information acquired after the closings. In the third quarter of 2003, the Company completed its allocation on properties it acquired between September 2002 and January 2003. The Company expects to complete the allocation for acquisitions completed through September 30, 2003 in the fourth quarter of 2003.

        Based on various valuation methods and other information, the purchase price is allocated to land, buildings, tenant improvements, equipment, debt and, if material, identifiable intangible assets or liabilities such as above/below market leases and at market leases in place based on their fair values. For the allocations completed in the third quarter of 2003, the value of in place leases amounting to approximately $12,816 is included in Deferred costs and other intangibles, net and the net value of above/below market leases totaling approximately $25,437 is included in Accounts payable and other liabilities. Both intangible amounts are being amortized over the lives of the respective leases.

REVENUE RECOGNITION

        The Company, as lessor, has retained substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Minimum rent from income producing properties is recognized on a straight-line basis over the terms of the respective leases and includes amortization of deferred revenue resulting from acquired leases. Percentage rent is recognized when tenants' sales have reached certain levels specified in the respective leases. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

        MSC has entered into agreements with all but two unconsolidated joint ventures to provide management, leasing, development and financing services for the Company's joint venture properties. For management services, MSC is entitled to receive monthly a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate per square foot of space leased, which fee is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the predevelopment stage of the project and subsequently recognized ratably during the development period once a development agreement is executed. For financial services, MSC receives an agreed-upon percentage of the total loan commitment, which fee is recognized when a construction or permanent loan agreement is executed by the lender. Costs incurred to provide leasing, development and financial services are capitalized when incurred and subsequently expensed as the fee is earned. Other fee income from unconsolidated joint ventures reflects the fees earned from providing leasing, development and financing services, net of the costs incurred to provide these services and the elimination of intercompany profits.

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
(Unaudited, dollars in thousands except per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN OPERATIONS (Continued)

        The Company's unconsolidated entities whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date and income statement accounts are translated using the average exchange rate for the period. However, income statement accounts that represent significant, non recurring transactions are translated at the rate in effect as of the date of the transaction. The Company and its foreign entities have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. For the nine months ended September 30, 2003, the total net foreign currency exchange gain related to the Company's unconsolidated joint ventures was $1,954, of which the Company's portion of $1,185 was recorded in equity in earnings of unconsolidated joint ventures. Gains and losses from remeasurement are included in the Company's results of operations. For the nine months ended September 30, 2003, the Company's net foreign currency exchange gain, totaling $24,922 arose primarily from the remeasurement of investments and intercompany advances. In addition, gains or losses are recorded in the income statement when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than the exchange rate in effect when the transaction was initiated.

FOREIGN CURRENCY TRANSACTIONS—RESTATEMENT

        Prior to the fourth quarter of 2002, the Company accounted for its investments and advances in foreign operations in U.S. dollars. In addition, the Company used U.S. dollars as the functional currency for the joint venture entities that owned those projects.

        In early 2003, the Company determined that its investments and advances in its two foreign operations should be denominated in the applicable local foreign currencies, which also should be the functional currencies for accounting purposes. These changes resulted in an increase in the Company's net income of approximately $4,300 after minority interest for the nine months ended September 30, 2002. Basic income per common share increased from $1.00 per common share to $1.13 for the nine months ended September 30, 2002. On a fully diluted basis, income per common share increased from $0.98 per common share to $1.11 per common share for the nine months ended September 30, 2002.

USE OF ESTIMATES

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

        Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the current year presentation.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

3.     NEW ACCOUNTING STANDARDS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No. 150

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period commencing after June 15, 2003. The Company's adoption of this pronouncement, effective July 1, 2003, had no impact on the Company's financial condition or results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No. 149

        In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which clarifies the accounting and reporting for derivative instruments, including derivative instruments that are embedded in contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of this pronouncement, effective July 1, 2003, did not have a material impact on the Company's financial condition or results of operations.

FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION No. 46

        In January 2003, FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires consolidation of a VIE by its primary beneficiary. A VIE is an entity that has (i) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support from other parties; or (ii) a group of equity owners that lack decision making authority; or (iii) equity that does not absorb the entity's losses or receive the entity's residual returns. The enterprise that absorbs the majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, contractual or other financial relationships in the VIE is referred to as the primary beneficiary. All companies with variable interests in VIEs created after January 31, 2003 must apply the provisions of FIN 46 immediately.

        In October 2003, FASB issued FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No 46, Consolidation of Variable Interest Entities," which deferred the effective date of FIN 46 for VIEs created before February 1, 2003. The FASB provided the deferral to allow time for certain implementation issues to be addressed. The Company has elected the deferral provision of FIN 46-6 and will therefore be required to consolidate any VIEs in its consolidated balance sheet at December 31, 2003 and reflect in the related financial statements a cumulative effect of accounting change resulting from the adoption.

        The Company is in the process of evaluating the effects of the adoption of FIN 46. The Company has ownership interests in certain operating properties and properties under development through joint ventures of which the Company is a general or managing partner. Certain of the Company's joint venture entities under development or in operation may meet the criteria of a VIE, requiring consolidation due to either the levels of equity investment at risk or guarantees of the joint venture partner's equity by the Company. In certain other circumstances, the Company provides financial support to retail businesses operating in its properties in the form of either an equity investment or a loan. Certain of these entities may also meet the criteria of a VIE, requiring consolidation.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

3.     NEW ACCOUNTING STANDARDS (Continued)

FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION No. 46 (Continued)

        The Company did not become party to any new VIEs subsequent to January 31, 2003. Based on a preliminary review, the Company has identified certain VIEs that were created before February 1, 2003 for which it is the primary beneficiary and will consolidate them in the fourth quarter of 2003 once the cumulative effect of a change in accounting principle is determined. The total historical assets of these potential VIEs were $380,049 at September 30, 2003.

4.     ACQUISITIONS AND DISPOSITIONS

ACQUISITION OF THE GREAT MALL OF THE BAY AREA

        In August 2003, the Company acquired the Great Mall of the Bay Area (the "Great Mall"). The Great Mall is located in Milpitas, CA and contains approximately 1,300,000 square feet of gross leasable area. The Great Mall, purchased for approximately $265,500 excluding closing costs, was financed with a $175,000 mortgage loan and cash consideration of approximately $90,500. The interest rate on the mortgage loan is fixed at 4.80% and the mortgage loan matures in September 2008.

ACQUISITION OF DEL AMO PROPERTIES

        In June 2003, the Company acquired the Del Amo Fashion Center and certain associated properties (the "Del Amo Properties"). The Del Amo Properties, which are located in the South Bay submarket of Los Angeles, CA, contain approximately 2,500,000 square feet of gross leasable area. A significant portion of this property will be redeveloped over the next two years. The Del Amo Properties, purchased for approximately $442,000 excluding closing costs, were financed with a $316,000 mortgage loan and cash consideration of approximately $126,000. The mortgage loan bears interest at LIBOR plus 240 basis points. The mortgage loan matures in 2006 and has two one-year extension options. In September 2003, the mortgage loan was componentized into senior and junior notes and the Company purchased $29,000 of the junior note, which effectively reduced the outstanding principal of the loan to $287,000. Interest on a notional amount of $190,000 has been fixed through December 15, 2004 due to an interest rate swap that locks LIBOR at 1.67%. Additionally, interest on a notional amount of $100,000 has been fixed from December 15, 2004 through December 15, 2005 due to an interest rate swap that locks LIBOR at 3.47%. The loan is interest-only through maturity.

ACQUISITION OF CADILLAC FAIRVIEW PORTFOLIO

        In January 2003, the Company acquired five shopping centers ("Cadillac Fairview Portfolio"). The properties are located in Ft. Lauderdale, FL; Dover, DE; White Plains, NY; Jackson, MS; and New Orleans, LA and contain approximately 4,639,000 square feet of gross leasable area. In addition to the five properties, the Company acquired developable land adjacent to the properties. The total aggregate purchase price for the five properties and the developable land adjacent to the properties was approximately $546,615.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

4.     ACQUISITIONS AND DISPOSITIONS (Continued)

ACQUISITION OF CADILLAC FAIRVIEW PORTFOLIO (Continued)

        To finance the Cadillac Fairview Portfolio acquisition, the Company obtained a mortgage loan totaling $320,000 secured by Dover Mall and Dover Commons, The Galleria at White Plains, Northpark Mall and The Esplanade. The mortgage loan bears interest at LIBOR plus 210 basis points. The loan matures in February 2006 and has two one-year extension options. In conjunction with this financing, the Company entered into a swap agreement effectively fixing the interest rate at 4.17% through February 2005 on a notional amount of $245,000. The Company also assumed a $62,000 mortgage loan secured by Broward Mall. The mortgage loan bears interest at an effective rate of 5.34% and matures in March 2009. Principal payments of $1,500 are due in March 2004 and 2005, with annual principal payments of $2,000 due in March 2006, 2007 and 2008.

        The Cadillac Fairview Portfolio purchase agreement also provided for the Company's acquisition of Cadillac Fairview's 50% interests in two joint ventures, each of which owns a property located in Atlanta, GA. In May 2003, the Company completed the acquisition of those interests in the 1,278,000 square foot Gwinnett Place and the 1,273,000 square foot Town Center at Cobb for an aggregate price of $62,500, excluding closing costs.

ACQUISITION OF RIVERSIDE SQUARE

        In December 2002, the Company acquired Riverside Square, a 637,000 square foot retail property located in Hackensack, NJ. The total aggregate consideration of $86,500 excluding closing costs, consisted of a cash payment of $22,567 and a mortgage loan of $65,000. The interest rate on the mortgage financing is fixed at 5.77% and the loan matures in January 2013.

ACQUISITION OF CINCINNATI MILLS

        In September 2002, the Company acquired Cincinnati Mills (previously known as Forest Fair Mall) in Cincinnati, OH. The acquisition was part of an exchange transaction involving the sale of 27 Net Lease Properties, operating as CVS pharmacies. The property contains 1,465,000 square feet of gross leasable area. The net purchase price of $68,793 consisted of the assumption of a $58,284 construction loan and approximately $10,509 of cash consideration. The construction loan matures in December 2006 and bears interest at LIBOR plus 200 basis points. The Company is redeveloping and renovating this property.

ACQUISITION OF JOINT VENTURE INTERESTS

        In June 2002, the Company acquired all of the interest in Opry Mills then held by its joint venture partner. As a result of the acquisition, the Company now holds 100% of the ownership interest in Opry Mills and consolidates the operations of the property. The net consideration paid by the Company was approximately $30,910 in cash.

        In May 2002, the Company acquired 50% of Simon Property Group's ("Simon") interest in Arizona Mills, with Taubman Centers acquiring the remaining 50%, and of 75% of Simon's interest in Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills (collectively, the "Simon Acquired Properties"), with Kan Am, a joint venture partner in each of the partnerships and a long time private equity source to the Company, acquiring the remaining 25%. The Company has historically accounted for these assets using the equity method of accounting and continues to do so after the acquisition since major business decisions regarding these properties require the approval of at least one other partner. The total consideration paid by the Company for the interests in the Simon Acquired Properties was $124,480 in cash.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

4.     ACQUISITIONS AND DISPOSITIONS (Continued)

CONVEYANCE OF JOINT VENTURE INTERESTS

        In August, 2003, the Company conveyed an additional 6.375% partnership interest in each of the Arundel Mills, Concord Mills and Grapevine Mills projects to Kan Am for $28,100 and recognized a gain of $8,462.

DISPOSITION OF 27 NET LEASE PROPERTIES

        In an exchange transaction related to the Company's acquisition of Cincinnati Mills in March 2003, the Company exchanged 27 of its 46 Net Lease Properties for an aggregate sales price of $58,700, net of transaction costs. No gain or loss was recognized in conjunction with the exchange. The results of operations related to the 27 Net Lease Properties are included in Discontinued operations on the Company's Statements of Income for the three and nine months ended September 30, 2003 and 2002, respectively. The assets and liabilities related to the 27 Net Lease Properties are set forth in the line items titled "Real estate assets held for disposition, net" and "Liabilities on real estate held for disposition" on the Consolidated Balance Sheet, respectively, at December 31, 2002.

        The following is a summary of the income from discontinued operations for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Minimum rent	$—	$1,389	$1,405	$4,166
Interest expense	—	(1,003)	(992)	(3,009)
Depreciation and amortization	—	(286)	(285)	(859)
Minority interest	—	(29)	(35)	(97)

Discontinued operations, net of minority interest	$—	$71	$93	$201

        Assets and liabilities of the 27 Net Lease Properties held for sale consisted of the following:

December 31, 2002
ASSETS:
Land and land improvements	$17,592
Building and improvements	45,236
Accumulated depreciation and amortization	(2,577)
Accounts receivable, net	1,223
Deferred costs, net	274

Real estate assets held for disposition, net	$61,748

LIABILITIES:
Mortgages, notes and loans payable	$55,620

Liabilities on real estate assets held for disposition	$55,620

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

4.     ACQUISITIONS AND DISPOSITIONS (Continued)

PRO FORMA RESULTS OF OPERATIONS

        The following pro forma results of operations for the three and nine months ended September 30, 2003 and 2002 reflect the Company's acquisition of the Great Mall, the Del Amo Properties and the Cadillac Fairview Portfolio as if these transactions occurred on January 1, 2003 and 2002, respectively, and the Company's acquisition of the Simon Acquired Properties and Riverside Square, as if these transactions occurred on January 1, 2002. In the Company's opinion, all significant adjustments necessary to reflect the effects of these transactions have been made.

	Pro Forma Three Months Ended September 30,		Pro Forma Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$114,409	$111,574	$310,827	$267,993
Income available to common stockholders	$16,717	$18,598	$56,396	$42,189
Earnings per common share — basic	$0.43	$0.54	$1.34	$0.90
Earnings per common share — diluted	$0.42	$0.54	$1.32	$0.89

5.     OTHER INCOME (EXPENSE)

        Other income (expense) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Retail operations:
Revenues	$360	$926	$1,393	$2,573
Expenses	(440)	(786)	(1,776)	(2,397)
Land sales gains	81	—	306	2,500
Abandoned projects	(1,774)	(439)	(1,929)	(1,051)
Other	(28)	(44)	(30)	(44)

	$(1,801)	$(343)	$(2,036)	$1,581

6.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        The Company owns certain operating properties and properties under development through joint ventures in which the Company is a general or managing partner. The Company also holds investments in certain retail joint ventures through MEI and a 60% interest in FoodBrand. The Company uses cash flow analysis and various assumptions and estimates concerning the operations and ownership of the joint venture entities to determine whether they are VIEs, and whether the Company is the primary beneficiary. Upon adoption of FIN 46, VIEs of which the Company is the primary beneficiary will be consolidated. The Company accounts for its remaining joint ventures under the equity method.

        The Company calculates the equity in income or loss earned from its unconsolidated joint ventures based on its estimate of each partner's economic ownership which is estimated based on anticipated stabilized cash flows as they would be distributed to each partner. Generally, under the terms of the respective joint venture agreements, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and, thereafter, in accordance with residual sharing percentages specified in the joint venture agreement. Cash flow from capital events, including refinancing and asset sales, is allocated first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

6.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

        The Company's residual sharing and capital contribution percentages for each joint venture property at September 30, 2003 are as follows:

Project	Residual Sharing Percentage	Capital Contribution Percentage
Arizona Mills	50.0%	50.0%
Arundel Mills	59.3%	39.5%
Colorado Mills	56.3%	37.5%
Concord Mills	59.3%	39.5%
Discover Mills	50.0%	—
Grapevine Mills	59.3%	39.5%
Gwinnett Place	50.0%	50.0%
Katy Mills	62.5%	25.0%
Madrid Xanadú (1)	66.7%	66.7%
Meadowlands Xanadu	66.7%	33.0%
Ontario Mills	68.8%	43.8%
Pittsburgh Mills	56.3%	37.5%
St. Louis Mills	75.0%	50.0%
The Block at Orange	50.0%	—
Town Center at Cobb	50.0%	50.0%
Vaughan Mills	50.0%	50.0%

(1)
These residual sharing percentage and capital contribution percentage are for the joint venture entity that owns the retail property. The residual sharing percentage and capital contribution percentage for the joint venture entity that owns the Snow Dome located at the property are 33.3%.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

6.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

        Condensed balance sheets at September 30, 2003 and December 31, 2002 and condensed results of operations for the three and nine months ended September 30, 2003 and 2002 are presented below for all unconsolidated joint ventures including investments in certain retail joint ventures held by MEI and the 60% interest in FoodBrand.

	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS:
Income producing property	$1,556,901	$1,268,252
Land held for investment and/or sale	37,998	33,899
Construction in progress	423,059	365,916
Cash and cash equivalents	96,004	89,073
Restricted cash	30,904	24,702
Accounts receivable, net	117,753	61,910
Notes receivable	38,295	27,947
Deferred costs, net	398,811	366,194
Other	97,755	72,232

	$2,797,480	$2,310,125

LIABILITIES AND PARTNERS' EQUITY:
Mortgages, notes and loans payable	$1,966,408	$1,396,404
Accounts payable and other liabilities	177,906	141,868
Mills LP's accumulated equity	348,932	395,250
Joint venture partners' accumulated equity	304,234	376,603

	$2,797,480	$2,310,125

        The difference between the carrying value of the Company's investment in unconsolidated joint ventures and Mills LP's accumulated equity shown above is primarily due to the Company's increased basis as a result of acquiring interests in joint ventures whereby the purchase price was not allocated to the joint venture. Additionally, the difference is due to capitalized interest on the investment balance, capitalized development and leasing costs that are recovered by Mills LP through fees earned during construction, and loans to the joint ventures that are included in other liabilities. The difference is being amortized over the respective life of the asset to which such differences relate.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

6.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Minimum rent	$60,063	$41,858	$161,358	$135,990
Percentage rent	374	366	758	946
Recoveries from tenants	24,244	15,360	65,420	52,856
Other property revenue	5,948	4,816	18,199	13,763

Total operating revenues	90,629	62,400	245,735	203,555

EXPENSES:
Recoverable from tenants	22,829	14,583	59,146	48,463
Other operating	6,671	3,195	15,239	10,822
Depreciation and amortization	29,937	22,022	80,017	71,349

Total operating expenses	59,437	39,800	154,402	130,634

	31,192	22,600	91,333	72,921
OTHER INCOME AND EXPENSE:
Interest income	292	324	1,329	1,991
Interest expense	(30,610)	(18,742)	(77,658)	(62,174)
Loss on debt extinguishment	—	—	(44)	—
Other income (expense)	2,682	2,083	3,905	9,268
Foreign currency exchange (losses) gains, net	(150)	—	1,954	—

NET INCOME	$3,406	$6,265	$20,819	$22,006

MILLS LP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES	$4,821	$4,910	$15,785	$14,257

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

7.     MORTGAGES, NOTES AND LOANS PAYABLE

        The Company refinanced and increased its unsecured revolving line of credit from $175,000 to $500,000 in June 2003. The unsecured revolving line of credit is used to fund acquisitions, developments, redevelopments and working capital. The unsecured revolving line of credit matures in September 2006 and, as of September 30, 2003, there was $243,000 drawn bearing interest at LIBOR plus 225 basis points. Funds are available subject to compliance with certain performance measures and restrictive covenants with which the Company was in compliance at September 30, 2003.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

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

        To manage interest rate risk, the Company and its joint ventures may employ interest rate swaps, caps and floors, options, forwards or a combination thereof, depending on an underlying exposure. Interest rate swaps and collars are contractual agreements between the Company or its joint ventures and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and /or collar agreement are accrued as interest expense as incurred or earned.

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

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

8.     FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING (Continued)

        In conjunction with the Company's policy to manage interest rate risk, the Company and its unconsolidated joint ventures have entered into interest rate swaps with counterparties that have a credit rating of AA-, or better, to hedge the variability of monthly cash outflows attributable to changes in LIBOR. Under the swaps, the Company receives LIBOR and pays a fixed rate. A summary of the terms of the derivative instruments and a reconciliation of their fair values and adjustments to accumulated other comprehensive loss are as follows:

	Wholly Owned	Joint Venture
Hedge type	Cash Flow	Cash Flow
Description	Swap	Swap
Range of notional amounts	$35,000 – $245,000	$30,000 – $130,263
Range of interest rate	1.67% – 4.14%	1.29% – 5.35%
Range of maturity dates	6/7/04 – 10/10/07	4/1/04 – 5/1/06
Total accumulated other comprehensive loss at December 31, 2002	$(10,445)	$(15,152)
Change in fair value for the nine months ended September 30, 2003	(5,838)	1,182

Total accumulated other comprehensive loss at September 30, 2003	$(16,283)	$(13,970)

        The Company's share of joint ventures' total accumulated other comprehensive loss at September 30, 2003 was $3,937.

        Within the next twelve months, the Company expects to reclassify $6,960 from accumulated other comprehensive loss to operations as interest expense and its unconsolidated joint ventures expect to reclassify $6,788 from accumulated other comprehensive loss to operations as interest expense, of which the Company's proportionate share is $2,107.

        The Company's comprehensive income for the three months ended September 30, 2003 and 2002 was $26,988 and $1,193, respectively. The Company's comprehensive income for the nine months ended September 30, 2003 and 2002 was $77,428 and $24,409, respectively.

9.     DIVIDENDS DECLARED

        On September 18, 2003, the Company declared the dividends detailed below which were paid November 3, 2003 to the stockholders of record as of October 17, 2003.

Stock	Dividend rate per share
Common stock	$0.565000
Preferred stock
Series B Cumulative Redeemable	0.562500
Series C Cumulative Redeemable	0.562500
Series E Cumulative Redeemable	0.546875

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

10.   CAPITAL STOCK

AUTHORIZED AND OUTSTANDING CAPITAL

        At September 30, 2003 and December 31, 2002, the total number of shares authorized and outstanding was as follows:

	September 30, 2003		December 31, 2002
	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $0.01 par value	100,000,000	45,285,771	100,000,000	43,196,297
Non-voting common stock, $0.01 par value	50,000,000	—	50,000,000	—
Preferred stock
Series A Cumulative Convertible, $0.01 par value	750,000	750,000	750,000	750,000
Series B Cumulative Redeemable, $0.01 par value	4,300,000	4,300,000	4,600,000	4,300,000
Series C Cumulative Redeemable, $0.01 par value	3,500,000	3,500,000	3,450,000	3,400,000
Series D Cumulative Redeemable, $0.01 par value	400,000	—	—	—
Series E Cumulative Redeemable, $0.01 par value	6,440,000	6,440,000	—	—
Undesignated preferred stock	4,610,000	—	11,200,000	—

SALE OF SERIES E CUMULATIVE REDEEMABLE PREFERRED STOCK

        In May 2003, the Company sold a total of 6,440,000 shares of 8.75% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share, for $25.00 per share in an underwritten public offering. The proceeds from the offering totaled approximately $155,554 after deducting underwriting discounts and expenses. The Company contributed the proceeds to Mills LP in exchange for preferred units. The preferred units have economic terms substantially identical to the Series E preferred stock. Net proceeds from the Series E preferred stock were used to repay certain of the Company's indebtedness. Dividends on the Series E preferred stock are payable quarterly beginning in August 2003 at 8.75% of the liquidation preference of $25.00 per share (equivalent to $2.1875 per share per year). On or after May 5, 2008, the Series E preferred stock may be redeemed by the Company at $25.00 per share. Holders of the Series E preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

SALE OF SERIES C CUMULATIVE REDEEMABLE PREFERRED STOCK

        In January 2003, the Company sold an additional 100,000 shares of 9% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at an initial purchase price of $25.23 per share. The net proceeds, which totaled approximately $2,450 after expenses, were used to fund a portion of the purchase price for the Cadillac Fairview Portfolio. The Company contributed the proceeds to Mills LP in exchange for preferred units. The preferred units have economic terms substantially identical to the Series C preferred stock. The dividends on the Series C preferred stock are payable quarterly in arrears at 9% of the liquidation preference of $25.00 per share (equivalent to $2.25 per share per year). On or after December 17, 2007, the Series C preferred stock may be redeemed by the Company at $25.00 per share. Holders of the Series C preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

10.   CAPITAL STOCK (Continued)

EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator for basic earnings per common share	$17,435	$12,765	$64,205	$38,530

Numerator for diluted earnings per common share	$17,534	$12,849	$64,544	$38,843

Denominator:
Denominator for basic earnings per common share — weighted average shares	44,570,656	38,733,089	44,017,094	34,420,215
Unvested restricted stock awards — weighted average shares	(476,091)	(307,744)	(476,091)	(307,743)

Denominator for basic earnings per common share — adjusted weighted average shares	44,094,565	38,425,345	43,541,003	34,112,472
Effect of dilutive securities:
Employee stock options and restricted stock awards	957,009	852,351	862,331	860,407

Denominator for diluted earnings per common share — adjusted weighted average shares	45,051,574	39,277,696	44,403,334	34,972,879

Basic earnings per common share	$0.40	$0.33	$1.47	$1.13

Diluted earnings per common share	$0.39	$0.33	$1.45	$1.11

        The common shares that become exercisable under the Series A Warrant issued in conjunction with the issuance by the Company of the Series A Cumulative Convertible Preferred Stock and the common shares that would be issued if the Series A preferred stock is converted have not been considered in the computation of per share data, as they are anti-dilutive for all periods presented. Certain stock options outstanding were not included in the computation of diluted earnings per share because, in the case of options, restricted stock and stock appreciation rights, the exercise price was higher than the average market price of common stock for the applicable periods and/or because the conditions that must be satisfied prior to issuance of any such shares were not achieved during the applicable periods, and therefore, the effect would be anti-dilutive.

STOCK-BASED COMPENSATION

        In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure". SFAS 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation", ("FASB No. 123") to provide alternative methods of transition to FASB No. 123's fair value method of accounting for stock-based employee compensation. Effective January 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 148 which amended FASB No. 123, prospectively to all employee awards granted, modified, or settled after January 1, 2002. This adoption had an immaterial impact on the Company's results of operation for 2003 and 2002. Awards under the Company's plans vest over periods ranging from three to ten years. The cost related to stock-based employee compensation, included in the determination of net income for the three and nine months ended September 30, 2003 and 2002, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

10.   CAPITAL STOCK (Continued)

STOCK-BASED COMPENSATION (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income as reported	$25,439	$12,797	$83,295	$38,541
Add: Stock-based employee compensation expense included in reported net income, net of minority interest	1,844	925	5,126	2,668
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(1,914)	(1,043)	(5,334)	(3,009)

Pro forma net income	25,369	12,679	83,087	38,200
Deduct: Series B, C, and E preferred stock dividends	(7,908)	—	(18,902)	—

Pro forma income available to common stockholders	$17,461	$12,679	$64,185	$38,200

Earnings per common share:
Basic — as reported	$0.40	$0.33	$1.47	$1.13
Basic — as pro forma	$0.39	$0.33	$1.47	$1.12
Diluted — as reported	$0.39	$0.33	$1.45	$1.11
Diluted — pro forma	$0.39	$0.32	$1.45	$1.10

11.   MINORITY INTEREST

        Minority interest represents the interests of the common and preferred units in Mills LP not held by the Company. Minority interest is adjusted at each period end to reflect the ownership percentage at that time. Adjustments to minority interest and stockholders' equity arise when the Company contributes capital to Mills LP during the period. The minority interest was 25.21% and 27.32% at September 30, 2003 and December 31, 2002, respectively.

        As of September 30, 2003 and December 31, 2002, respectively, there were 15,263,571 and 16,237,425 limited partnership units in the Mills LP that were not held by the Company. These units are exchangeable for shares of common stock of the Company on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect.

SALE OF 8.75% SERIES D CUMULATIVE REDEEMABLE PREFERRED UNITS

        In March 2003, Mills LP sold 400,000 of 8.75% Series D Cumulative Redeemable Preferred Units in a private placement to two investors at a purchase price of $25.00 per unit. The net proceeds, which totaled approximately $9,900 after expenses, were used to reduce outstanding indebtedness under the Company's unsecured revolving line of credit. The Series D preferred units are exchangeable for the Company's Series D Cumulative Redeemable Preferred Stock on a one-for-one basis at any time after a registration statement covering such shares of Series D preferred stock is declared effective by the Securities and Exchange Commission. Distributions on the Series D preferred units are payable quarterly in arrears at 8.75% of the liquidation preference of $25.00 per unit (the equivalent to $2.1875 per unit per year). On or after March 26, 2008, the Series D preferred units and the Series D preferred stock may be redeemed by Mills LP or the Company, as appropriate, at $25.00 per unit or share, as applicable. Holders of the Series D preferred stock, if any shares are outstanding, will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain events. For the three months and nine months ended September 30, 2003, the proceeds from the sale of the Series D preferred units and the distributions made on the Series D preferred units are included in minority interest on the consolidated balance sheet and consolidated statement of income. On November 3, 2003, Mills LP paid a distribution of $0.546875 per Series D preferred unit for the period August 2, 2003 to November 1, 2003.

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

12.   COMMITMENTS AND CONTINGENCIES

        The Company is committed to provide additional equity to certain of its joint ventures under development pursuant to the relevant joint venture agreements. The Company guarantees certain joint venture partners' preference returns and the repayment of construction debt. The guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a shopping center's grand opening. The Company would only be liable under the guarantees if the construction loan proceeds are insufficient to fund preference payments, the project's construction is not completed or the construction loan is not refinanced at or before maturity. As of September 30, 2003, the preference returns to the joint venture partners were current and the Company had guaranteed repayment of $547,371 of joint venture debt, which includes the Company's proportionate share of the joint venture debt. The Company would be required to guarantee an additional $217,884 if its joint ventures borrow up to the total construction loan commitments. The Company is also contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District ("City"). The remaining aggregate amount of the special tax assessment is approximately $11,956 and will be collected through 2020 to fund debt service on bonds issued by the City.

        The Meadowlands Mills joint venture ("Meadowlands") has guaranteed the return of Kan Am's capital contribution to Meadowlands totaling $24,500 including accrued construction period preference, if a construction loan is not obtained by June 30, 2004. Beginning on the "Project Commencement Date", which is a date on which certain material contingencies have been satisfied, the Company and Meadowlands will guarantee the return of Kan Am's capital contribution upon Kan Am's exercise of its redemption rights, which may occur prior to securing the construction loan.

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

13.   NON-CASH INVESTING AND FINANCING INFORMATION

        The assets and liabilities from properties acquired in 2003 are as follows:

Net real estate and development assets	$1,328,308
Account receivable	647
Deferred costs and other intangibles, net	15,747
Loans payable, assumed	(66,798)
Accounts payable and other liabilities	(25,925)

Acquisition of income producing property	$1,251,979

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited, dollars in thousands except per share data)

14.   SUBSEQUENT EVENTS

CONVEYANCE OF PARTIAL INTEREST TO A JOINT VENTURE PARTNER

        In October 2003, the Company signed a letter of intent to convey approximately a 50% partnership interest in the Great Mall and another Company asset to Kan Am Grund Kapitalanlagegesellschaft mbH ("Kan Am Grund"), a Kan Am affiliate, for approximately $118,638. Kan Am Grund has substantially completed its due diligence for the Great Mall and the sale of interest in the Great Mall is expected to close in the fourth quarter of 2003. The due diligence for the second property is still continuing and is expected to be completed by year end with the transaction expected to close shortly thereafter.

CONVERSION OF THE SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

        In October 2003, 677,687 shares of the Company's Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, were converted into 2,847,992 shares of the Company's common stock. There are 72,313 shares of Series A preferred stock currently outstanding.

SALE OF SERIES E CUMULATIVE REDEEMABLE PREFERRED STOCK

        In October and November 2003, the Company sold an aggregate of 2,105,000 shares of its 8.75% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share, for $26.24 per share in two public offerings. The combined proceeds from these offerings were approximately $55,229 before expenses and were used to repay a portion of the amount outstanding on the Company's unsecured revolving line of credit.

THE MILLS CORPORATION
(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Except as otherwise required by the context, references in this Form 10-Q to "we," "us," "our" and the "Company" refer to The Mills Corporation and its direct and indirect subsidiaries, including The Mills Limited Partnership, and references in this Form 10-Q to "Mills LP" refer only to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner. The following discussion and analysis of financial condition covers changes in our financial condition since December 31, 2002 and changes in our results of operations for the three and nine months ended September 30, 2003 as compared to the same periods in 2002. The discussion and analyses was prepared by management and should be read in conjunction with our unaudited financial statements for the three months and nine months ended September 30, 2003 and 2002 and our audited consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2002, and as supplemented by our Current Report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on June 9, 2003. Historical results set forth in the consolidated financial statements are not necessarily indicative of our future financial position and results of operations.

        We conduct all of our business and own all of our properties through Mills LP and its various subsidiaries. As of September 30, 2003, we owned a 1% general partner interest and a 73.79% limited partner interest in Mills LP. We are a fully integrated, self-managed real estate investment trust ("REIT") and provide development, redevelopment, leasing, financing, management and marketing services to our properties. As of September 30, 2003, our portfolio consisted of 14 super-regional centers ("Mills Landmark Centers"), ten regional retail and entertainment-oriented centers ("21st Century Retail and Entertainment Centers"), one international retail and entertainment center ("International Retail and Entertainment Center"), three community shopping centers ("Community Centers") and a portfolio of 19 single tenant properties subject to net leases that operate as CVS pharmacies ("Net Lease Properties").

Mills Landmark Centers
Arizona Mills	Tempe, AZ (Phoenix)
Arundel Mills	Anne Arundel County, MD (Baltimore/Washington, DC)
Colorado Mills	Lakewood, CO (Denver)
Concord Mills	Concord, NC (Charlotte)
Discover Mills	Sugarloaf, GA (Atlanta)
Franklin Mills	Philadelphia, PA (Philadelphia/Wilmington)
Grapevine Mills	Grapevine, TX (Dallas/Fort Worth)
Great Mall of the Bay Area	Milpitas, CA (Silicon Valley/San Jose)
Gurnee Mills	Gurnee, IL (Chicago)
Katy Mills	Katy, TX (Houston)
Ontario Mills	Ontario, CA (Los Angeles)
Opry Mills	Nashville, TN
Potomac Mills	Woodbridge, VA (Washington, DC)
Sawgrass Mills and The Oasis at Sawgrass	Sunrise, FL (Ft. Lauderdale/Miami/Palm Beach)

THE MILLS CORPORATION
(Unaudited)

21st Century Retail and Entertainment Centers
The Block at Orange	Orange, CA (Los Angeles/Orange County)
Broward Mall	Ft. Lauderdale, FL
Del Amo Fashion Center	Torrance, CA (Los Angeles)
Dover Mall and Dover Commons	Dover, DE (Wilmington)
The Esplanade	New Orleans, LA
The Galleria at White Plains	White Plains, NY
Gwinnett Place	Atlanta, GA
Northpark Mall	Jackson, MS
Riverside Square	Hackensack, NJ (New York City/Northern New Jersey)
Town Center at Cobb	Atlanta, GA
International Retail and Entertainment Center
Madrid Xanadú	Madrid, Spain
Community Centers
Concord Mills Marketplace	Concord, NC (Charlotte)
Liberty Plaza	Philadelphia, PA
The Marketplace at Arundel Mills	Anne Arundel County, MD (Baltimore/Washington, DC)

        We also own 100% of MillsServices Corp. ("MSC"), a taxable REIT subsidiary that has entered into agreements with all but two of our unconsolidated joint ventures to provide development, management, leasing and financial services to these joint venture entities. MSC owns 100% of Mills Enterprises, Inc. ("MEI"), an entity that holds investments in certain retail joint ventures including a 60% interest in FoodBrand L.L.C. ("FoodBrand"), a food and beverage entity that leases, manages and operates food courts and restaurants.

Critical Accounting Policies and Estimates

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to real estate and development assets, revenue recognition in conjunction with providing development, leasing and management services and equity in earnings of unconsolidated joint ventures. We believe the following critical accounting policies, among others, affect our more significant judgment of estimates used in the preparation of the consolidated financial statements.

THE MILLS CORPORATION
(Unaudited)

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

        We are actively pursuing acquisition opportunities and will not be successful in all cases. External costs incurred related to these acquisition opportunities are expensed when it becomes clear that we will not successfully complete the acquisition. Internal costs are expensed when incurred.

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

        Acquisitions of properties are accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". The results of operations are included in our results of operations from the respective dates of acquisition. We use various valuation methods to allocate the purchase price of acquired property between land, buildings and improvements, equipment, debt and other identifiable intangibles such as lease origination costs and acquired leases. Intangible liabilities are amortized over the terms of the acquired leases. Due to our existing contacts and relationships with tenants, no incremental value is ascribed to the tenant relationships. Our allocation of the purchase prices for the acquisitions consummated during 2003 and 2002 is preliminary and is subject to change.

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

THE MILLS CORPORATION
(Unaudited)

        MSC has entered into agreements with all but two of our joint ventures to provide management, leasing, development and financial services for the joint venture properties. For management services, MSC is entitled to a percentage of rental revenues received by the joint venture property. For leasing services, MSC is entitled to an agreed-upon rate per square foot of space leased that is recognized upon execution of a lease. For development services, MSC is entitled to an agreed-upon fee that is deferred during the predevelopment stage of the project and subsequently recognized ratably during the development period once it has been determined to be earned under the terms of an executed development agreement. For financial services, MSC receives an agreed upon percentage of the total loan commitment that is recognized when a construction loan or permanent loan agreement is executed by the lender. Costs incurred to provide leasing, development and financial services are capitalized when incurred and subsequently expensed as the fee is earned. Other fee income from affiliated joint ventures reflects the fees earned from providing leasing, development and financing services, net of the estimated costs incurred to provide these services.

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

Variable Interest Entities

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires consolidation of a Variable Interest Entity ("VIE") by its primary beneficiary. A VIE is an entity that has (i) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support from other parties; or (ii) a group of equity owners that lack decision making authority; or (iii) equity that does not absorb the entity's losses or receive the entity's residual returns. The enterprise that absorbs the majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, contractual or other financial relationships in the VIE is referred to as the primary beneficiary. All companies with variable interests in variable interest entities created after January 31, 2003 must apply the provisions of FIN 46 immediately.

        In October 2003, FASB issued FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No 46, Consolidation of Variable Interest Entities," which deferred the effective date of FIN 46 for VIEs created before February 1, 2003. The FASB provided the deferral to allow time for certain implementation issues to be addressed. We have elected the deferral provision of FIN 46-6 and will therefore be required to consolidate any VIEs in our consolidated balance sheet at December 31, 2003 and reflect in the related financial statements a cumulative effect of a change in accounting principle resulting from the adoption.

THE MILLS CORPORATION
(Unaudited)

        We are in the process of evaluating the effects of the adoption of FIN 46. We have ownership interests in certain operating properties and properties under development through joint ventures of which we are a general or managing partner. Certain joint venture entities under development or in operations may meet the criteria of a VIE, requiring consolidation due to either the levels of equity investment at risk or guarantees of the joint venture partner's equity by us. In certain other circumstances, we provide financial support to retail businesses operating in our properties in the form of either an equity investment or a loan. Certain of these entities may also meet the criteria of a VIE, requiring consolidation.

        We did not become party to any new VIEs subsequent to January 31, 2003. Based on a preliminary review, we have identified certain VIEs that were created before February 1, 2003 for which we are the primary beneficiary and will consolidate them in the fourth quarter of 2003 once the cumulative effect of a change in accounting principle is determined. The total historical assets of these potential VIEs were $380.0 million at September 30, 2003.

Foreign Operations

        The functional currency for our unconsolidated entities operating outside of the United States is the local currency of the country in which the entity is located.

        Our unconsolidated entities whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date and income statement accounts are translated using the average exchange rate for the period. However, income statement accounts that represent significant, non recurring transactions are translated at the rate in effect as of the date of the transaction. We and our foreign entities have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate in effect for the period. For the nine months ended September 30, 2003, the total net foreign currency exchange gain related to our unconsolidated joint ventures was $2.0 million of which our portion, $1.2 million, was recorded in equity in earnings. Gains and losses from remeasurement are included in our results of operations.

        For the nine months ended September 30, 2003, our foreign currency exchange gain, net, totaled $24.9 million, arose primarily as a result of the remeasurement of investments and intercompany advances. In addition, this amount also includes gains or losses that are recorded in the income statement when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than the exchange rate in effect when the transaction was initiated.

        Prior to the fourth quarter of 2002, we accounted for our investments and advances in foreign operations in U.S. dollars. In early 2003, we determined that the appropriate accounting is to denominate our investments and advances in the foreign currency in which the investee operates. In addition, we changed the functional currency for our investees to the local foreign currency. This resulted in the restatement of operating results for foreign currency exchange gains totaling $6.6 million before minority interest in the second quarter 2002 and the cumulative results for the third quarter of 2002. There was no material impact on the operating results for any other periods in 2002.

THE MILLS CORPORATION
(Unaudited)

Financial Overview

        Fluctuations in our results of operations from period to period are partially affected by acquisitions, dispositions, new assets placed in service and other business transactions. A summary of our significant transactions for the 12 months ended September 30, 2003 is as follows:

Wholly owned

  •
  The August 2003 acquisition of the Great Mall of the Bay Area (the "Great Mall") located in Milpitas, CA which contains 1.3 million square feet of gross leasable area, for an aggregate purchase price of $265.5 million.

  •
  The June 2003 acquisition of the Del Amo Fashion Center and certain associated properties (the "Del Amo Properties") located in the South Bay submarket of Los Angeles, CA, which contain 2.5 million square feet of gross leasable area, for an aggregate purchase price of $442.0 million.

  •
  The January 2003 acquisition of five shopping center properties (the "Cadillac Fairview Portfolio") which contain 4.6 million square feet of gross leasable area and are located in Ft. Lauderdale, FL; Dover, DE; White Plains, NY; Jackson, MS; and New Orleans, LA; together with developable land adjacent to the properties, for an aggregate purchase price of $546.6 million.

  •
  The December 2002 acquisition of Riverside Square shopping center located in Hackensack, NJ, which contains 0.6 million square feet of gross leasable area; for a purchase price of $86.5 million.

Unconsolidated joint ventures

  •
  The August 2003 conveyance to Kan Am of an additional 6.375% partnership interest in each of Arundel Mills, Concord Mills and Grapevine Mills for an aggregate price of $28.1 million.

  •
  The May 2003 acquisition of 50% joint venture interests in Gwinnett Place and Town Center at Cobb each of which contains 1.3 million square feet of gross leasable area and are located in Atlanta, GA. The aggregate purchase price was $62.5 million.

  •
  The May 2003 grand opening of Madrid Xanadú, our first International Retail and Entertainment Center which contains 1.4 million square feet of gross leasable area and is located in Madrid, Spain.

  •
  The November 2002 grand opening of Colorado Mills located in Denver, Colorado, which contains 1.1 million square feet of gross leasable area.

        For the nine months ended September 30, 2003, the consolidated financial results include 13 wholly owned shopping centers, three Community Centers, the equity in earnings of 12 unconsolidated joint ventures, 19 Net Lease Properties and the operations of MSC.

        For the nine months ended September 30, 2002, the consolidated financial results include six wholly owned shopping centers, two Community Centers, the equity in earnings of nine unconsolidated joint ventures, 46 Net Lease Properties and the operations of MSC.

THE MILLS CORPORATION
(Unaudited)

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002.

        Minimum rent increased $27.0 million, or 83.1%, to $59.6 million for the three months ended September 30, 2003 from $32.5 million for the three months ended September 30, 2002. The recent acquisitions that are described above accounted for $24.2 million or 89.6% of the increase in minimum rent (including $1.0 million of revenue related to the amortization of acquired below-market leases). The remainder of the increase was due primarily to increases in occupancy at Potomac Mills, Franklin Mills and Gurnee Mills and the addition of an anchor tenant at Concord Mills Marketplace.

        Recoveries from tenants increased $13.0 million, or 92.0%, to $27.1 million for the three months ended September 30, 2003 from $14.1 million for the three months ended September 30, 2002. The recent acquisitions contributed $12.1 million or 93.1% of the increase. The remainder of the increase was primarily due to an increase in recoverable expenses.

        Other property revenue increased $1.4 million, or 37.2%, to $5.1 million for the three months ended September 30, 2003 from $3.7 million for the same period in 2002. The recent acquisitions contributed an additional $2.1 million that was partially offset by lower temporary tenant income at Potomac Mills due to increased occupancy and to lower lease buy-out income.

        Management fee income from unconsolidated joint ventures decreased $0.5 million, or 15.3%, to $2.7 million for the three months ended September 30, 2003 from $3.2 million for the three months ended September 30, 2002 as a result of the recognition during the third quarter of 2002 of $0.5 million of previously deferred management fees.

        Other fee income from unconsolidated joint ventures increased $0.5 million, or 48.8%, to $1.5 million for the three months ended September 30, 2003 from $1.0 million for the three months ended September 30, 2002. The increase was due to the timing of development and financing activity at Pittsburgh Mills, Vaughan Mills and St. Louis Mills, partially offset by decreases in development and leasing activity due to the opening of Madrid Xanadú, the Marketplace at Arundel Mills, and Colorado Mills.

        Recoverable from tenants increased $11.2 million, or 87.1%, to $24.0 million for the three months ended September 30, 2003 from $12.8 million for the three months ended September 30, 2002 primarily due to the recent acquisitions which contributed $9.6 million or 85.7% of the increase.

        Other operating expenses increased $2.4 million, or 169.4%, to $3.8 million for the three months ended September 30, 2003 from $1.4 million for the same period in 2002. The recent acquisitions contributed $1.6 million or 66.7% of the increase. Additionally, the increase in other operating expenses reflects higher bad debt expense and Philadelphia use and occupancy taxes.

        General and administrative expenses increased $4.0 million, or 131.0%, to $7.1million for the three months ended September 30, 2003 from $3.1 million for the three months ended September 30, 2002. The increase was due primarily to higher legal and compensation-related costs associated with our portfolio growth, including additional management positions.

        Depreciation and amortization increased $11.8 million, or 95.4%, to $24.2 million for the three months ended September 30, 2003 from $12.4 million for the three months ended September 30, 2002. The recent acquisitions contributed $6.1 million or 51.7% of the increase. Depreciation expense also increased as a result of changes to the estimated useful lives of certain assets.

THE MILLS CORPORATION
(Unaudited)

        Equity in earnings of unconsolidated joint ventures decreased $0.1 million, or 1.8%, to $4.8 million for the three months ended September 30, 2003 from $4.9 million for the three months ended September 30, 2002. The decrease reflects higher interest expense at Concord Mills and Katy Mills associated with obtaining permanent financing, additional marketing costs at Discover Mills, start up costs associated with the opening of the Snow Dome operations at Madrid Xanadú and the conveyance of a 6.375% interest in each of Arundel Mills, Concord Mills and Grapevine Mills to Kan Am. Offsetting these decreases in equity in earnings of unconsolidated joint ventures were earnings generated from the acquisition of interests in Gwinnett Place and Town Center at Cobb in May 2003, the opening of Colorado Mills in November 2002 and higher land sales for the three months ended September 30, 2003 compared to the same period in 2002.

        Interest income increased $1.7 million, or 80.9%, to $3.9 million for the three months ended September 30, 2003 from $2.1 million for the three months ended September 30, 2002. The increase is primarily due to increases in our advances to joint ventures.

        Interest expense increased $10.7 million, or 86.2%, to $23.2 million for the three months ended September 30, 2003 from $12.5 million for the three months ended September 30, 2002. The addition of new mortgage loans associated with the recent acquisitions contributed $10.0 million or 93.5% of the increase. The increase also reflects higher interest on our unsecured revolving line of credit due to a higher average balance for the three months ended September 30, 2003 as compared to the same period in 2002.

        Other income (expense) decreased $1.5 million to $1.8 million of expense for the three months ended September 30, 2003 as compared to $0.3 million of expense for the three months ended September 30, 2002. The increase in expense primarily reflects costs associated with abandoned projects.

        Gain on sale of joint venture interests represents the gain recognized upon conveyance of a 6.375% partnership interest in each of the Arundel Mills, Concord Mills and Grapevine Mills projects to Kan Am.

        Foreign currency exchange gains, net was $1.8 million for the three months ended September 30, 2003. This primarily reflects the strengthening of the euro against the U.S. dollar. A substantial portion of our advances to the Madrid Xanadú project were repaid during the three months ended September 30, 2003, resulting in the realization of a substantial portion of the gain.

THE MILLS CORPORATION
(Unaudited)

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

        Minimum rent increased $64.3 million, or 76.8%, to $148.1 million for the nine months ended September 30, 2003 compared to $83.8 million for the same period last year. The recent acquisitions contributed $59.1 million of the increase (including $1.0 million of revenue related to the amortization of acquired below-market leases). The remainder of the increase was due to increases in occupancy at Potomac Mills and Franklin Mills and increased rental rates at Sawgrass Mills and Gurnee Mills.

        Recoveries from tenants was $71.7 million for the nine months ended September 30, 2003, an increase of $32.4 million, or 82.7%, from $39.2 million for the nine months ended September 30, 2002. The recent acquisitions contributed $30.4 million or 93.5% of the increase. The remainder of the increase was primarily due to increased real estate taxes and other recoverable expenses.

        Other property revenue increased $6.6 million, or 66.3%, to $16.7 million for the nine months ended September 30, 2003 from $10.0 million for the nine months ended September 30, 2002. The recent acquisitions contributed an additional $5.5 million or 82.1% of the increase and higher tenant lease buyout income contributed an additional $1.7 million or 25.8% of the increase.

        Management fee income from unconsolidated joint ventures was $9.1 million for the nine months ended September 30, 2003 compared to $8.6 million for the same period last year, an increase of $0.5 million, or 5.4%. The increase is due to management fees generated by the openings of Madrid Xanadú and Colorado Mills and the net impact of acquiring Simon Property Group's management fee interest in certain other operating malls. These increases were partially offset by the elimination of management fees due to the consolidation of Opry Mills and the impact of the recognition during the third quarter of 2002 of previously deferred management fees.

        Other fee income from unconsolidated joint ventures decreased $0.7 million, or 16.4%, to $3.8 million for the nine months ended September 30, 2003 from $4.5 million for the nine months ended September 30, 2002. The decrease was due to lower development and leasing activity due to the opening of The Marketplace at Arundel Mills, Colorado Mills and Madrid Xanadú and the timing of development activity at St. Louis Mills. Partially offsetting these decreases were increases in development activity for Pittsburgh Mills and Vaughan Mills and an increase in leasing fees from St. Louis Mills.

        Recoverable from tenants increased $27.8 million, or 80.8%, to $62.2 million for the nine months ended September 30, 2003 from $34.4 million for the nine months ended September 30, 2002. The recent acquisitions accounted for $21.6 million or 77.7% of the increase. The remaining increase was due primarily to an increase in real estate tax expense at Sawgrass Mills and higher snow removal costs at our east coast centers.

        Other operating expenses increased $4.8 million, or 114.6%, to $8.9 million for the nine months ended September 30, 2003 from $4.2 million for the nine months ended September 30, 2002. The recent acquisitions contributed $2.7 million or 56.3% of the increase. Also contributing to the increase in other operating expenses was higher bad debt expense and Philadelphia use and occupancy taxes.

        General and administrative expenses increased $6.6 million, or 69.0%, to $16.3 million for the nine months ended September 30, 2003 from $9.6 million for the nine months ended September 30, 2002. The increase was due primarily to higher legal and compensation-related costs increased associated with our portfolio growth, including additional management positions.

        Depreciation and amortization increased $25.4 million, or 78.6%, to $57.8 million for the nine months ended September 30, 2003 from $32.4 million for the nine months ended September 30, 2002. The recent acquisitions contributed $19.9 million or 78.3% of the increase.

THE MILLS CORPORATION
(Unaudited)

        Equity in earnings of unconsolidated joint ventures increased $1.5 million or 10.7% to $15.8 million for the nine months ended September 30, 2003 compared to $14.3 million for the nine months ended September 30, 2002. Increases in equity in earnings from unconsolidated joint ventures were due to earnings generated from the acquisition of interests in Gwinnett Place and Town Center at Cobb in May 2003, the opening of Colorado Mills in November 2002, and the net increase in ownership in Arizona Mills, Arundel Mills, Concord Mills, Grapevine Mills, and Ontario Mills and a foreign currency exchange gain. These increases were partially offset by higher interest expense at Concord Mills and Katy Mills as a result of obtaining permanent financing, higher interest expense and marketing costs for Discover Mills and start-up costs of the Snow Dome operation located at Madrid Xanadú.

        Interest income increased $3.2 million, or 56.0%, to $8.8 million for the nine months ended September 30, 2003 from $5.6 million for the nine months ended September 30, 2002 primarily due to higher advances made to our joint ventures.

        Interest expense increased $17.6 million, or 49.3%, to $53.4 million for the nine months ended September 30, 2003 from $35.8 million for the nine months ended September 30, 2002. The addition of new mortgage loans associated with the recent acquisitions increased interest expense by $24.4 million and interest on our unsecured revolving line of credit also increased due to higher average balances for the nine months ended September 30, 2003 as compared to the same period in 2002. Partially offsetting the increases in interest expense was higher capitalized interest associated with projects under development.

        Other income (expense) decreased $3.6 million, or 228.8%, to $2.0 million in other expense for the nine months ended September 30, 2003 as compared to $1.6 million in other income for the nine months ended September 30, 2002. The decrease primarily relates to lower land sales in 2003 compared to 2002 and increased costs associated with abandoned projects in 2003.

        Gain on sale of joint venture interests represents the gain recognized upon conveyance of a 6.375% partnership interest in each of the Arundel Mills, Concord Mills and Grapevine Mills projects to Kan Am.

        Foreign currency exchange gains, net increased $18.3 million, or 227.7%, to $24.9 million for the nine months ended September 30, 2003 from $6.6 million for the nine months ended September 30, 2002. This increase primarily reflects increased advances to the Madrid Xanadú project and the strengthening of the euro against the U.S. dollar on those advances. A substantial portion of our advances to the Madrid Xanadú project were repaid during the nine months ended September 30, 2003 resulting in the realization of a substantial portion of the gain.

THE MILLS CORPORATION
(Unaudited)

Unconsolidated Joint Ventures

        A significant number of our shopping centers are owned by joint ventures that are accounted for under the equity method of accounting. As a result, we have expanded our management's discussion and analysis of financial condition and results of operations to discuss the results of operations of the unconsolidated joint ventures without regard to our proportionate share of these operations. The table below provides the income statement of the unconsolidated joint ventures for the three and nine months ended September 30, 2003 and 2002 and is followed by a discussion of the unconsolidated joint venture results of operations without regard to our proportionate share of their operations (denoted in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Minimum rent	$60,063	$41,858	$161,358	$135,990
Percentage rent	374	366	758	946
Recoveries from tenants	24,244	15,360	65,420	52,856
Other property revenue	5,948	4,816	18,199	13,763

Total operating revenues	90,629	62,400	245,735	203,555

EXPENSES:
Recoverable from tenants	22,829	14,583	59,146	48,463
Other operating	6,671	3,195	15,239	10,822
Depreciation and amortization	29,937	22,022	80,017	71,349

Total operating expenses	59,437	39,800	154,402	130,634

	31,192	22,600	91,333	72,921
OTHER INCOME (EXPENSE):
Interest income	292	324	1,329	1,991
Interest expense	(30,610)	(18,742)	(77,658)	(62,174)
Loss on debt extinguishment	—	—	(44)	—
Other income (expense)	2,682	2,083	3,905	9,268
Foreign currency exchange (losses) gains, net	(150)	—	1,954	—

NET INCOME	$3,406	$6,265	$20,819	$22,006

MILLS LP'S EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES (1)	$4,821	$4,910	$15,785	$14,257

(1)
Our equity in earnings of unconsolidated joint ventures reflects our proportionate share of net income and losses of the unconsolidated joint ventures on a combined basis. Consequently, our equity in earnings of unconsolidated joint ventures may exceed gross net income when our proportionate share of net income outweighs our proportionate share of net losses.

THE MILLS CORPORATION
(Unaudited)

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002 for the unconsolidated joint ventures without regard to our proportionate share of these operations.

        Minimum rent increased $18.2 million, or 43.5%, to $60.1 million for the three months ended September 30, 2003 from $41.9 million for the three months ended September 30, 2002, primarily as a result of the operations of Colorado Mills, which opened in November 2002, the Marketplace at Arundel Mills, which opened in January 2003, Madrid Xanadú, which opened in May 2003, and the acquisition of a 50% general partnership interest in Gwinnett Place and Town Center at Cobb in May 2003. These openings and acquisitions contributed an incremental $18.4 million. Also contributing to the increase in minimum rent was higher occupancy at Ontario Mills, Concord Mills, Colorado Mills and Katy Mills partially offset by a decrease in occupancy at Discover Mills.

        Recoveries from tenants increased $8.9 million, or 57.8%, to $24.2 million for the three months ended September 30, 2003 from $15.4 million for the three months ended September 30, 2002. The increase was primarily due to the recent openings and acquisitions which contributed $8.2 million or 93.2% of the increase.

        Other property revenue increased $1.1 million, or 23.5%, to $5.9 million for the three months ended September 30, 2003 from $4.8 million for the three months ended September 30, 2002. The increase resulted from the recent openings and acquisitions which contributed $1.4 million, partially offset by higher tenant lease buyout income in the quarter ended September 30, 2002.

        Recoverable from tenants increased $8.2 million, or 56.5%, to $22.8 million for the three months ended September 30, 2003 from $14.6 million for the three months ended September 30, 2002. The increase relates to the recent openings and acquisitions which contributed $7.9 million or 96.3% of the increase.

        Other operating expenses increased $3.5 million, or 108.8%, to $6.7 million for the three months ended September 30, 2003 as compared to $3.2 million for the three months ended September 30, 2002. The increase primarily reflects the recent openings and acquisitions which contributed $1.2 million of the increase. Additionally, other operating expenses increased due to bad debt expense at several properties and higher marketing costs at Discover Mills.

        Depreciation and amortization increased $7.9 million, or 35.9%, to $29.9 million for the three months ended September 30, 2003 from $22.0 million for the three months ended September 30, 2002. The increase resulted from the recent openings and acquisitions.

        Interest expense increased $11.9 million, or 63.3%, to $30.6 million for the three months ended September 30, 2003 from $18.7 million for the three months ended September 30, 2002. The increase is primarily from higher debt associated with the recently opened and acquired centers which contributed $9.4 million of the increase, and higher interest expense at Concord Mills and Katy Mills totaling $2.4 million as a result of obtaining fixed rate permanent financing.

        Other income (expense) increased $0.6 million, or 28.8%, to $2.7 million of other income for the three months ended September 30, 2003 from $2.1 million of other income for the three months ended September 30, 2002. The increase reflects higher gains from land sales in for the three months ended September 2003 compared to the same period in 2002, partially offset by start-up costs associated with the opening of the Snow Dome operations located at Madrid Xanadú.

THE MILLS CORPORATION
(Unaudited)

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002 for the unconsolidated joint ventures without regard to our proportionate share of these operations.

        Minimum rent increased $25.4 million, or 18.7%, to $161.4 million for the nine months ended September 30, 2003 from $136.0 million for the nine months ended September 30, 2002, primarily as a result of the operations of Colorado Mills, the Marketplace at Arundel Mills, Madrid Xanadú and the acquisition of Gwinnett Place and Town Center at Cobb. These openings and acquisitions contributed an incremental $36.1 million. Fluctuations in occupancy and rental rates contributed modestly to the increase. Partially offsetting the increase in minimum rent was the effect ($11.1 million) of the consolidation of Opry Mills.

        Recoveries from tenants increased $12.6 million, or 23.8%, to $65.4 million for the nine months ended September 30, 2003 from $52.9 million for the nine months ended September 30, 2002. The increase primarily reflects the openings and acquisitions which contributed $15.8 million of the increase, partially offset by the effect ($4.3 million) of the consolidation of Opry Mills.

        Other property revenue increased $4.4 million, or 32.2%, to $18.2 million for the nine months ended September 30, 2003 from $13.8 million for the nine months ended September 30, 2002. The increase primarily reflects tenant lease buyout income of $1.9 million and the recent openings and acquisitions which contributed $2.8 million, partially offset by the effect ($0.9 million) of the consolidation of Opry Mills.

        Recoverable from tenants increased $10.7 million, or 22.0%, to $59.1 million for the nine months ended September 30, 2003 from $48.5 million for the nine months ended September 30, 2002. The increase reflects the recent openings and acquisitions which contributed $14.3 million, partially offset by the effect ($3.4 million) of the consolidation of Opry Mills.

        Other operating expenses increased $4.4 million, or 40.8%, to $15.2 million for the nine months ended September 30, 2003 from $10.8 million for the nine months ended September 30, 2002. The increase reflects the recent openings and acquisitions which contributed $1.9 million of the increase with the remainder of the increase resulting from higher marketing costs at Discover Mills.

        Depreciation and amortization increased $8.7 million, or 12.1%, to $80.0 million for the nine months ended September 30, 2003 from $71.3 million for the nine months ended September 30, 2002. The increase is due to depreciation expense associated with the recent openings and acquisitions which contributed $14.8 million to the increase. Partially offsetting these increases was the effect ($5.9 million) of the consolidation of Opry Mills.

        Interest expense increased $15.5 million, or 24.9%, to $77.7 million for the nine months ended September 30, 2003 from $62.2 million for the nine months ended September 30, 2002. The increase is due to higher interest expense for the recent openings and acquisitions which contributed $16.1 million to the increase. Additionally, higher interest expense at Concord Mills and Katy Mills as a result of obtaining fixed rate permanent refinancing which contributed $5.8 million to the increase. Partially offsetting these increases to interest expense was the effect ($7.7 million) of the consolidation of Opry Mills.

        Other income (expense) decreased $5.4 million, or 57.9%, to $3.9 million of other income for the nine months ended September 30, 2003 as compared to $9.3 million of other income for the nine months ended September 30, 2002. The decrease reflects lower gains from land sales in 2003 and start-up costs associated with the opening of the Snow Dome operations located at Madrid Xanadú.

THE MILLS CORPORATION
(Unaudited)

Cash Flows

        Net cash provided by operating activities increased $41.2 million, or 66.1%, to $103.5 million for the nine months ended September 30, 2003 from $62.3 million for the nine months ended September 30, 2002, due primarily to higher earnings as a result of the effects of the recent acquisitions and centers placed into service in the fourth quarter of 2002 and second quarter of 2003.

        Net cash flow used in investing activities increased $924.0 million to $1.2 billion for the nine months ended September 30, 2003 from $317.1 million for the nine months ended September 30, 2002. Cash used in investing activities increased primarily due to the acquisition of income producing properties ($1.3 billion). The increase was also due to higher development and redevelopment expenditures for Cincinnati Mills, Potomac Mills and Gurnee Mills and contributions to unconsolidated joint ventures for the development of St. Louis Mills, in addition to increased predevelopment expenditures for Vaughan Mills, Meadowlands Xanadu, and various other projects in the predevelopment stage. These increases were partially offset by the repayment of $120.4 million advances made to Madrid Xanadú.

        Net cash flow provided by financing activities increased $817.7 million to $1.1 billion for the nine months ended September 30, 2003 from $258.5 million for the nine months ended September 30, 2002. The majority of the increase ($811.0 million) is the result of the acquisitions in 2003. Net cash flow provided by financing activities also increased due to the issuance in 2003 of Series E Cumulative Preferred Stock, Series D Cumulative Preferred Units and Series C Cumulative Preferred Stock which combined raised net proceeds of $167.9 million. Partially offsetting the increase in cash flow provided by financing activities were additional dividends paid as a result of our equity offerings.

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

THE MILLS CORPORATION
(Unaudited)

        FFO is used by management to measure operating performance and by investors as a supplemental financial measure to evaluate the performance of our business. Management and the Board of Directors also use FFO as one of several criteria to determine performance based bonuses. We believe net income is the most directly comparable GAAP measure to FFO.

        FFO is not a measurement of financial performance under GAAP and should not be considered a measure of liquidity, as an alternative to net income or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on FFO as a substitute for any GAAP measure, including net income. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of FFO to net income set forth below.

        FFO available to common stockholders and common unitholders for the three months ended September 30, 2003 increased by $11.5 million (28.6%) to $51.9 million as compared to $40.3 million for the comparable period in 2002. FFO available to common stockholders and common unitholders for the nine months ended September 30, 2003 increased by $35.6 million (31.6%) to $148.0 million as compared to $112.4 million for the comparable period in 2002.

        A reconciliation of income before minority interest to FFO available to common stockholders and common unitholders (denoted in thousands) is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
				(Restated)
Funds from operations:
Net income	$25,439	$12,797	$83,295	$38,541
Adjustments:
Add: Depreciation and amortization	23,397	11,803	55,630	30,677
Add: Depreciation and amortization of unconsolidated joint ventures	14,938	10,266	38,981	30,981
Add: Minority interest excluding Series D preferred unit distributions	6,190	5,462	23,568	18,833
Less: Gain on sale of joint venture interests	(8,462)	—	(8,462)	—
Less: Foreign currency exchange gain, net	(1,842)	—	(24,922)	(6,599)
Less: Equity in foreign currency exchange (losses) gains, net	99	—	(1,185)	—

Funds from operations	59,759	40,328	166,905	112,433
Less: Series B, C and E preferred stock dividends	(7,908)	—	(18,902)	—

Funds from operations available to common stockholders and common unitholders	$51,851	$40,328	$148,003	$112,433

Earnings before Interest, Income Taxes, Depreciation and Amortization

        Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is comprised of net income before minority interest, interest expense, taxes, depreciation and amortization. EBITDA is used by management to measure operating performance and it is used by investors as a supplemental financial measure to evaluate the performance of our business. We believe EBITDA is an important measure of the on-going performance of a REIT because it excludes non-cash charges such as depreciation and amortization and it is not affected by the debt and equity structure of the Company. In addition, investors, securities analysts and others rely on EBITDA to provide a financial measure by which to compare our operating performance against other companies in our industry. EBITDA presented by us may not be comparable to other similarly titled measures of other companies. We believe that net income is the most directly comparable GAAP measure to EBITDA.

        EBITDA is not a measurement of financial performance under GAAP and should not be considered an alternative to net income or of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA as a substitute for any GAAP measure, including net income. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of EBITDA to net income set forth below.

THE MILLS CORPORATION
(Unaudited)

        Our EBITDA to interest expense coverage ratio (including our proportionate share of interest expense and depreciation from our unconsolidated joint ventures) was 2.9 and 3.3 for the three months ended September 30, 2003 and 2002, respectively, and 3.5 and 3.3 for the nine months ended September 30, 2003 and 2002. A reconciliation of net income to EBITDA (denoted in thousands) is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$25,439	$12,797	$83,295	$38,541
Add:
Consolidated depreciation and amortization expense	24,180	12,374	57,823	32,380
Consolidated interest expense and loss on extinguishment of debt	23,214	13,727	53,956	37,021
Our proportionate share of depreciation and amortization from our unconsolidated joint ventures	15,067	10,266	39,110	30,981
Our proportionate share of interest expense and loss on debt extinguishment from our unconsolidated joint ventures	15,635	8,547	38,508	26,459
Minority interest including Series D preferred unit distributions	6,409	5,462	24,020	18,833

EBITDA	$109,944	$63,173	$296,712	$184,215

Foreign currency exchange gain included in EBITDA	$1,743	$—	$26,107	$6,599

THE MILLS CORPORATION
(Unaudited)

Liquidity and Capital Resources

        Our principal sources of cash are cash from operations, borrowings under our unsecured revolving line of credit and our ability to obtain additional financing through various financial markets. Our principal uses of cash are payments of debt, capital expenditures, asset acquisition, operating costs, corporate expenses, and distributions to our equity holders and minority owners of Mills LP. We believe our sources of cash will be sufficient to meet our liquidity needs.

        As of September 30, 2003, we had $17.8 million of cash and cash equivalents, excluding restricted cash and our proportionate share of cash held in unconsolidated joint ventures. We had $39.6 million of restricted cash as a result of lender agreement restrictions, which is generally used to pay operating and capital expenditures of operating properties that serve as collateral for secured loan facilities. Our proportionate share of cash held in unconsolidated joint ventures was $51.5 million. In addition to our cash reserves, as of September 30, 2003, we had $256.4 million available under our unsecured line of credit.

        During the year ended December 31, 2002 and the nine months ended September 30, 2003, we completed a number of capital transactions that significantly improved our balance sheet and overall liquidity. These transactions included several debt refinancings and preferred and common stock issuances. Our coverage ratio, leverage ratio and debt indicators, which include our proportionate share of unconsolidated joint venture operations and debt, are detailed below:

	Trailing 12 Months Ended September 30,
	2003		2002
Interest expense coverage ratio (EBITDA to interest expense excluding loan fee amortization and loss on extinguishment of debt)	3.6		3.2
Debt to market capitalization	53.9%		53.4%
Weighted average maturity (in years)	4.7	yrs	4.9	yrs
Weighted average interest rate	5.6%		6.2%
Fixed rate debt percentage (1)	60.8%		69.5%

(1)
Including swaps in place through the end of the respective year, our fixed rate debt percentage (including our proportionate share of unconsolidated joint venture debt) would have been 80.9% and 83.3% for the twelve months ended September 30, 2003 and 2002, respectively.

        The following provides greater detail of the debt and equity transactions discussed above.

Debt Transactions

        As of September 2003, our consolidated debt was approximately $2.3 billion and our proportionate share of unconsolidated joint venture debt was approximately $1.0 billion. Of the approximate $3.3 billion of combined debt, approximately $2.0 billion was fixed rate debt and $1.3 billion was variable rate debt. Variable rate debt, effectively fixed until the maturity of the debt through swap transactions, was classified as fixed rate debt. Scheduled principal payments of our combined debt through December 31, 2007 are approximately $1.5 billion with approximately $1.8 billion due thereafter. We have also guaranteed $913.1 million of combined debt of which $547.4 million relates to joint venture debt. We and our joint venture partners expect to refinance or repay these obligations with cash generated from operations, external borrowings (including refinancing of loans) or from equity issuances.

        We obtained a $175.0 million mortgage loan in August 2003 in conjunction with the acquisition of the Great Mall. The mortgage loan is secured by the mall and the interest rate is fixed at 4.80%. The mortgage loan matures in September 2008 and is interest-only through maturity.

THE MILLS CORPORATION
(Unaudited)

        We refinanced and increased our unsecured revolving line of credit from $175.0 million to $500.0 million in June 2003. We use the unsecured revolving line of credit to fund acquisitions, developments, redevelopments and working capital. The unsecured revolving line of credit matures in September 2006 and, as of September 30, 2003, there was $243.0 million drawn bearing interest at LIBOR plus 225 basis points. Funds are available subject to compliance with certain performance measures and restrictive covenants, which we were in compliance with at September 30, 2003.

        We obtained a $316.0 million mortgage loan in June 2003 in conjunction with the acquisition of the Del Amo Properties. The mortgage loan is secured by the properties and the interest rate is variable with an initial rate of LIBOR plus 240 basis points. The mortgage loan matures in 2006 and has two one-year extension options. In September 2003, the mortgage loan was componentized into its senior and junior notes. We purchased $29.0 million of the notes, which effectively reduced the outstanding principal of the mortgage loan to $287.0 million. Interest on a notional amount of $190.0 million has been fixed through December 15, 2004 due to an interest rate swap that locks LIBOR at 1.67%. Additionally, interest on a notional amount of $100.0 million has been fixed from December 15, 2004 through December 15, 2005 due to an interest rate swap that locks LIBOR at 3.47%. The loan is interest-only through maturity.

        We refinanced the Arundel Mills construction loan in May 2003 with a $187.0 million mortgage loan secured by the property. The 4.61% fixed rate mortgage loan matures in June 2010 and requires interest-only payments through maturity. We have a one-time right to borrow up to $40.0 million in additional mezzanine debt provided certain terms and conditions are met. The pricing for this additional mezzanine debt has not been established and will be subject to market terms at the time of borrowing.

        In conjunction with the construction of St. Louis Mills, we obtained a construction loan in May 2003 with a commitment of $162.0 million. As of September 30, 2003, $79.9 million was drawn on the construction loan. The loan bears interest at LIBOR plus 195 basis points, matures in May 2006 and has two one-year extension options. The loan is fully guaranteed by the Company and the guarantee may be reduced with the achievement of certain performance measures.

        In May 2003, we assumed two fixed rate loans in conjunction with acquisition of the 50% interests in the Town Center at Cobb and Gwinnett Place. The loans have a combined outstanding balance of $231.3 million as of September 30, 2003, with one bearing interest at 7.54% and the other at 7.25%. The loans are cross-collateralized and amortized on a 30 year schedule with an anticipated balloon repayment date in April 2007.

        In January 2003, in conjunction with the acquisition of the Cadillac Fairview portfolio, we obtained a $320.0 million mortgage loan. The mortgage loan is secured by Dover Mall and Dover Commons, The Galleria at White Plains, Northpark Mall and The Esplanade and bears interest at LIBOR plus 210 basis points. The mortgage loan matures in February 2006 and has two one-year extension options. We also entered into a swap agreement in February 2003 effectively fixing the interest rate at 4.17% through February 2005 on a notional amount of $245.0 million.

        Also in conjunction with the acquisition of the Cadillac Fairview Portfolio, we assumed a $62.0 million mortgage loan secured by Broward Mall. The mortgage loan bears interest at an effect rate of 5.34% and matures in March 2009. Principal payments of $1.5 million are due in March 2004 and 2005, with principal payments of $2.0 million due in March 2006, 2007 and 2008.

        In December 2002, in conjunction with the construction of Madrid Xanadú, we obtained a construction loan with a commitment of $223.8 million (€193.0 million). The construction loan began funding in May 2003 and, as of September 30, 2003, $206.3 million had been drawn. A portion of the proceeds from this loan were used to repay intercompany advances resulting in the realization of a substantial portion of the Company's foreign currency exchange gain. The loan bears interest at EURIBOR plus 155 basis points and matures in May 2006 with two one-year extension options. The loan is fully guaranteed by the Company and the guarantee may be reduced with the achievement of certain performance measures.

THE MILLS CORPORATION
(Unaudited)

Equity Transactions

        We have an effective shelf registration statement on Form S-3 on file with the SEC. Pursuant to this registration statement, as of September 30, 2003, we may issue up to an aggregate of approximately $597.1 million of any combination of common stock and/or common stock warrants, preferred stock, or preferred stock represented by depository shares.

        In October 2003, we sold 1,720,000 additional shares of 8.75% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share, for $26.24 per share in a public offering. The net proceeds totaled approximately $45.1 million before expenses, and were used to repay a portion of the amount outstanding on our revolving line of credit. We contributed the proceeds to Mills LP in exchange for preferred units. After the sale of additional Series E Preferred Stock we had $552.0 million available under our shelf registration statement on Form S-3.

        In October 2003, the holder of our Series A Convertible Redeemable Preferred Stock converted 677,687 shares into 2,848,292 shares of our common stock.

        In August 2003, we conveyed to Kan Am an additional 6.375% partnership interests in each of the Arundel Mills, Concord Mills and Grapevine Mills projects for approximately $28.0 million. The interests sold represent a portion of the interest in these projects we acquired from Simon Property Group in May 2002.

        In May 2003, we sold 6,440,000 shares of 8.75% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share for $25.00 per share in an underwritten public offering. The proceeds from the offering were approximately $155.6 million after deducting underwriting discounts and expenses and were contributed Mills LP in exchange for preferred units.

        In March 2003, we sold 400,000 units of Series D Cumulative Redeemable Preferred Units in a private placement to two individual investors for $25.00 per unit. The net proceeds of approximately $9.9 million after expenses were used to reduce the outstanding indebtedness under our unsecured revolving loan.

        In January 2003, we sold an additional 100,000 shares of Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, in a public offering at $25.23 per share. The net proceeds of approximately $2.5 million after expenses were used to fund the acquisition of the Cadillac Fairview Portfolio. We contributed the proceeds to the Mills LP in exchange for preferred units.

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

THE MILLS CORPORATION
(Unaudited)

Distributions

        We have paid and intend to continue to pay regular quarterly dividends to our stockholders. Dividends are payable at the discretion of our board of directors and depend on a number of factors, including net cash provided by operating activities, our financial condition, capital commitments, debt repayment schedules, meeting our REIT requirements and other factors that our board of directors deems relevant.

Construction, Redevelopment, Remerchandising and Expansion Efforts

        We currently have projects under construction or redevelopment, which we expect will have an aggregate of approximately 4.6 million square feet of GLA upon completion. Estimated total development costs for these five projects are approximately $713.0 million. The estimated development costs will be funded through construction loans, contributions from joint venture partners and our equity contributions. The following table sets forth some information with regard to these projects as of September 30, 2003:

Property Name	Metropolitan Area Serviced	Anticipated Opening Date(1)	Approx. GLA (Sq. Ft.)(1)(2)	Estimated Aggregate Project Cost(1) (millions)	Required Equity from Company (millions)	Company's Equity at 9/30/03(3) (millions)
St. Louis Mills	St. Louis	November 2003	1,084,000	$199	$31.5	$30.7
Cincinnati Mills	Cincinnati	Spring 2004	1,487,000	$137	$36.1	$27.4
Vaughan Mills	Toronto	Fall 2004	1,136,000	$219	$39.9	$36.4
Pittsburgh Mills	Pittsburgh	Spring 2005	948,000	$158	$25.3	$9.4
Del Amo Fashion Center (4)	Los Angeles	—	—	—	—	—

(1)
Anticipated opening dates, approximate GLA and estimated aggregate project cost including acquisition costs if applicable are subject to adjustment as a result of factors inherent in the development process, some of which may not be under our direct control.

(2)
Approximate GLA includes space that may be owned by certain anchor store tenants.

(3)
Company's equity at September 30, 2003 includes equity required to obtain a construction loan.

(4)
The Company purchased the Del Amo Fashion Center in June 2003. Redevelopment of the entire mall is contemplated beginning with a vacant 403,000 square foot wing.

The following is a brief description of the five projects currently under construction and redevelopment:

  •
  St. Louis Mills – St. Louis, MO: In July 2001, we acquired a 200-acre site in Hazelwood, MO, for development of St. Louis Mills. The site is located approximately 16 miles from downtown St. Louis. The project is being developed by St. Louis Mills Limited Partnership, a joint venture with Kan Am. We closed a construction loan commitment in the amount of $162.0 million for the project in May 2003. The loan bears interest at LIBOR plus 195 basis points and matures in May 2006. We have signed leases with Off 5th-Saks Fifth Avenue, Off Broadway Shoes, Bed Bath & Beyond, Marshalls, Regal Cinemas, Burlington Coat Factory, Books-A-Million, ESPN X-Games Skatepark, NASCAR Speedpark, Circuit City and the St. Louis Blues for the project. St. Louis Mills opened to the public in November 2003.

THE MILLS CORPORATION
(Unaudited)

  •
  Cincinnati Mills – Cincinnati, OH: We purchased the Forest Fair Mall in Cincinnati, OH in September 2002 and are currently renovating the mall and have renamed the mall Cincinnati Mills. We closed a construction loan commitment in the amount of $71.8 million for the project in September 2002. The loan bears interest at LIBOR plus 200 basis points and matures in December 2006. The current anchor stores, which include Biggs hypermarket, Bass Pro Shops Outdoor World, Kohl's, Off 5th-Saks Fifth Avenue, Burlington Coat Factory, Media Play and Babies R Us, are remaining open during the renovation.

  •
  Vaughan Mills – Toronto, Canada: In February 1998, we secured a site in Vaughan, Ontario for the development of Vaughan Mills, the first Mills Landmark Center to be developed in Canada. The 180-acre site is located in the City of Vaughan, which is approximately 20 miles north of downtown Toronto, Canada. The project is being developed by us and Ivanhoe Cambridge. Site construction began in June 2003. We have signed leases with Burlington Coat Factory, ESPN X-Games Skatepark, H&M, Children's Place, Bass Pro Shops Outdoor World and Lucky Strike Lanes for the project.

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

  •
  Del Amo Fashion Center – Los Angeles, CA: We purchased the Del Amo Fashion Center in June 2003. Redevelopment of the entire center is contemplated beginning with a vacant 403,000 square foot wing.

        Under the terms of our joint venture agreements, including those described above, we and our joint venture partners generally receive, on a pro-rata basis, a construction period preference until construction of a project is substantially complete and permanent financing is secured, and receive a priority return thereafter, equal to 9% to 11% per annum on its capital contribution. We guarantee Kan Am's construction period preference and Kan Am's portion of construction debt. These guaranties remain in place until qualified permanent financing is secured for the project. Any residual cash flow after preference payments will be distributed to the joint venture partners under the terms of the joint venture agreements. There have been no material changes to the terms of the joint venture agreements discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 for the projects currently under construction.

THE MILLS CORPORATION
(Unaudited)

Projects Under Development

        In addition to the projects currently under construction, we are also pursuing the development of other projects. These projects are in various stages of due diligence during which we determine site/demographic viability, negotiate tenant commitments and pursue the third-party approvals. Consistent with past practice, we do not expect to begin construction on these projects until we have completed our due diligence and have obtained significant pre-leasing commitments. While we currently believe that these projects will ultimately be completed, we cannot provide assurance that they will actually be constructed or that they will be successful. The following is a brief description of our current development projects:

  •
  Meadowlands Xanadu – East Rutherford, NJ: In February 2003, our Meadowlands Xanadu proposal to redevelop the Continental Arena site in East Rutherford, NJ was selected by the New Jersey Sports & Exposition Authority, providing the Xanadu team with the exclusive right to negotiate a developer's agreement. We are teamed with the Mack-Cali Realty Corporation ("Mack-Cali"), a leading owner and manager of class A office properties located primarily in the Northeast United States, and the New York Giants football organization. The plans contemplate that upon completion, Meadowlands Xanadu will include a family entertainment and recreation complex (2.2 million square-feet of gross leaseable area, 2.7 million square-feet of gross building area) and 2.2 million square-foot office and hotel component (consisting of four 0.4 million square-foot office buildings and a 520-room hotel with conference and exhibition facilities).

  We expect that Meadowlands Xanadu will be developed by a joint venture between an affiliate of Mack-Cali Realty Corporation and Meadowlands Mills Limited Partnership. We are in the process of negotiating the joint venture agreement and our equity requirement has not yet been determined. Meadowlands Mills Limited Partnership, the entity that submitted the bid to redevelop the Continental Arena site, is a joint venture with Kan Am. Empire, Ltd., the current owner of land adjacent to the Continental Arena site (the "Empire Tract"), and Bennett S. Lazare, Esq. have the right under certain circumstances to be admitted as limited partners to Meadowlands Mills Limited Partnership. As of September 30, 2003, we had invested $130.3 million, including capitalized interest and overhead, and Kan Am had invested $24.0 million in Meadowlands Mills Limited Partnership. Of the amount we had invested as of September 30, 2003, $78.9 million is an advance to Meadowlands Mills Limited Partnership. The Meadowlands Mills Limited Partnership agreement grants Kan Am the right to require Meadowlands Mills Limited Partnership to redeem its interest in the joint venture if a construction loan is not obtained by June 30, 2004.

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

  On March 27, 2003, Hartz Mountain Industries, Inc. ("Hartz Mountain") filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County ("Court"), seeking to enjoin the New Jersey Sports and Exposition Authority (the "NJSEA") from entering into a contract with Mack-Cali and us for the redevelopment of the Continental Arena Site. On May 1, 2003, the Court ruled that no injunction should be issued, and that Hartz Mountain would be required to exhaust its administrative remedies through a protest filed with the NJSEA before bringing the issue to Court. Hartz Mountain has appealed the Court's order. On September 10, 2003, the NJSEA ruled against Hartz Mountain and Westfield America, Inc. ("Westfield") in separate protest hearings filed by them. Hartz Mountain, Westfield and four taxpayers have each filed appeals from the action taken by the NJSEA. We are seeking to consolidate and accelerate the schedule for these appeals. We believe that our proposal fully complied with applicable laws, and that the NJSEA acted properly in selecting us and Mack-Cali Realty for exclusive negotiations as the developers for the Continental Arena site, and we plan to vigorously enforce our rights concerning this project. We do not currently believe that this lawsuit will have any material effect on our ability to develop the project.

  •
  San Francisco Piers 27-31 – San Francisco, CA: In April 2001, the San Francisco Port Commission awarded us the exclusive right to negotiate for a long-term lease on Piers 27-31 on the San Francisco waterfront, to develop a full-price, mixed-use retail, office, entertainment and recreation project. These negotiations have begun and are ongoing. Entitlement efforts at the local and state level are also ongoing.

  •
  Block 37 – Chicago, IL: In June 2002, we were selected by the City of Chicago to negotiate the development of Block 37 (108 N. State Street), a key city block opposite the Marshall Fields department store in downtown Chicago, as a mixed-use project including retail, office, residential and hotel uses. These negotiations, as well as related entitlement proceedings, and negotiations with potential anchor tenants, are ongoing.

THE MILLS CORPORATION
(Unaudited)

Projects Under Review

        In addition to the projects discussed above, we are also conducting due diligence on several other sites for future projects, including sites in Cleveland, OH; Woodbridge, VA; Boston, MA; Tampa, FL; and San Francisco, CA. We are also reviewing other potential development opportunities internationally. For example, in Spain, we are exploring follow-on opportunities beyond Madrid Xanadú for sites in and around Seville, Valencia, Murcia and Barcelona. In Italy, our efforts are concentrated on several sites in Milan, Florence and Rome.

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

Off Balance Sheet Commitments

        As of September 30, 2003, our material off-balance sheet commitments were as follows:

  •
  We had unused capacity under our unsecured revolving line of credit totaling $256.4 million which is available to be used to fund acquisitions, developments, redevelopments and other working capital needs.

  •
  We had provided a $0.6 million letter of credit. The letter of credit was issued in July 2003 and guarantees the reimbursement of bond issuance costs relating to the bonds issued for the construction of the parking garage at Sawgrass Mills in the event the garage is not constructed. As of September 30, 2003, there was no amount drawn on the letter of credit.

  •
  We had provided letters of credit totaling $5.3 million. These letters of credits were issued in September 2003 and guarantee the performance of certain public improvements at Vaughan Mills. As of September 30, 2003, there were no amounts drawn on these letters of credit.

  •
  We had guaranteed a $10.0 million letter of credit. The letter of credit was issued in March 2002 to secure a bond issuance by Denver West Metropolitan District. As of September 30, 2003, there was no amount drawn on the letter of credit.

THE MILLS CORPORATION
(Unaudited)

  •
  We have guaranteed $913.1 million of combined debt, which will be reduced as certain performance criteria are met. We generally guarantee our share of any construction loan and our joint venture partners' share of the construction loan until permanent financing is obtained.

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

THE MILLS CORPORATION
(Unaudited)

        In conjunction with our policy to manage interest rate risk, we and our unconsolidated joint ventures have entered into interest rate swaps with counterparties that have a credit rating of AA-, or better, to hedge the variability of monthly cash outflows attributable to changes in LIBOR. Under the swaps, we receive LIBOR based payments and pay a fixed rate. A summary of the terms of the derivative instruments, as of September 30, 2003, and a reconciliation of the fair value and adjustments to accumulated other comprehensive loss (denoted in thousands) are as follows:

	WHOLLY OWNED	JOINT VENTURES
Hedge type	Cash Flow	Cash Flow
Description	Swaps	Swaps
Range of notional amounts	$35,000 – $245,000	$30,000 – $30,263
Range of interest rates	1.67% – 4.14%	1.29% – 5.35%
Range of maturity dates	6/7/04 – 10/10/07	4/1/04 – 5/1/06
Total accumulated other comprehensive loss at December 31, 2002	$(10,445)	$(15,152)
Change in fair value for the nine months ended September 30, 2003	(5,838)	1,182

Total accumulated other comprehensive loss at September 30, 2003	$(16,283)	$(13,970)

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

        For purposes of the SEC market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2003. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts as of September 30, 2003, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented below. The following table provides information about our consolidated financial instruments that are sensitive to changes in interest rates as of September 30, 2003. For consolidated debt obligations, the table presents principal cash flows (denoted in thousands) and related weighted average interest rates by expected maturity dates, including the effect of an interest rate swaps currently in effect.

	Fixed Rate Mortgages, Notes and Loans Payable	Average Fixed Interest Rate	Variable Rate Mortgages, Notes and Loans Payable	Average Variable Interest Rate
2003	$2,376	7.70%	$18,252	3.46%
2004	11,330	7.65%	9,638	4.46%
2005	12,338	7.36%	31,798	4.58%
2006	296,395	7.18%	338,044	3.87%
2007	308,538	6.33%	1,350	7.63%
Thereafter	672,866	6.64%	610,490	3.94%

Total	$1,303,843	6.71%	$1,009,572	3.94%

Estimated Fair Value September 30, 2003	$1,388,918		$1,009,572

THE MILLS CORPORATION
(Unaudited)

Foreign Currency Risk

        We are exposed to foreign currency exchange risk related to our foreign joint venture investment balance, including advances that is denominated in the foreign currency of the investment and thus requires re-measurement into the U.S. dollar. The exposure to foreign currency exchange risk related to translating the income and expenses of its equity investments is minimal due to the fact that most transactions occur in the functional currency of that entity. We currently have not hedged this foreign joint venture investment balance; accordingly, a 10% change in foreign currency exchange rates would have resulted in an approximate $15.4 million U.S. dollar impact to income before minority interest for the nine months ended September 30, 2003.

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

  (b)
  The Company filed six Current Reports on Form 8-K during the quarter ended September 30, 2003.

  •
  Current Report on Form 8-K dated June 30, 2003 and filed on July 14, 2003 under Items 2 and 7 made available information concerning the acquisition the Del Amo Fashion Center and certain affiliated properties on June 30, 2003.

  •
  First Amendment to Current Report on Form 8-K/A dated January 31, 2003 and filed on August 11, 2003 under Items 5 and 7 made available information concerning five shopping centers acquired from the Cadillac Fairview Corporation Limited and various affiliates on January 31, 2003.

  •
  First Amendment to Current Report on Form 8-K/A dated June 30, 2003 and filed on August 12, 2003 under Items 2 and 7 made available information concerning the acquisition of the Del Amo Fashion Center and certain affiliated properties on June 30, 2003.

  •
  Current Report on Form 8-K dated June 30, 2003 and furnished on August 13, 2003 under Items 7 and 12 made available certain operational information concerning the Company and the properties owned or managed by it as of June 30, 2003.

  •
  Current Report on Form 8-K dated August 5, 2003 and filed on August 19, 2003 under Items 2 and 7 made available information concerning the acquisition of the Great Mall of the Bay Area on August 5, 2003.

  •
  First Amendment to Current Report on Form 8-K/A dated August 5, 2003 and filed on September 30, 2003 under items 2 and 7 made available information concerning the Great Mall of the Bay Area.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Mills Corporation
November 14, 2003 (Date)	By:	/s/ MARY JANE MORROW Mary Jane Morrow Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

(3)   EXHIBIT

Exhibit Number		Description
3.1	^	Certificate of Decrease of Authorized Number of Shares of Series B Cumulative Redeemable Preferred Stock of The Mills Corporation.
3.2	(1)	Certificate of Increase of Authorized Number of 8.75% Series E Cumulative Redeemable Preferred Stock.
3.3	(2)	Certificate of Increase of Number of 8.75% Series E Cumulative Redeemable Preferred Stock.
10.1	(1)	Purchase Agreement, dated October 7, 2003, between The Mills Corporation and Scudder RREEF Real Estate Fund II, Inc.
10.2	(3)	Agreement of Purchase and Sale, dated as of May 8, 2003, between Great Mall of the Bay Area Associates, L.P., and The Mills Limited Partnership.
10.2	(3)	Amendment to Agreement of Purchase and Sale, dated as of June 10, 2003.
10.3	(3)	Second Amendment to Agreement of Purchase and Sale, dated as of June 20, 2003.
10.4	(3)	Third Amendment to Agreement of Purchase and Sale, dated as of June 25, 2003.
10.5	(3)	Fourth Amendment to Agreement of Purchase and Sale, dated as of July 18, 2003.
10.6	(3)	Fifth Amendment to Agreement of Purchase and Sale, dated as of July 23, 2003.
10.7	(3)	Sixth Amendment to Agreement of Purchase and Sale, dated as of July 25, 2003.
10.8	(3)	Seventh Amendment to Agreement of Purchase and Sale, dated as of July 31, 2003.
10.9	(3)	Eighth Amendment to Agreement of Purchase and Sale, dated as of August 1, 2003.
10.10	(3)	Ninth Amendment to Agreement of Purchase and Sale, dated as of August 4, 2003.
10.11	(3)	Assignment, Assumption and Acceptance, dated as of August 5, 2003.
10.12	(2)	Purchase Agreement, dated November 4, 2003, between The Mills Corporation, ING Clarion Real Estate Income Fund and Clarion CRA Securities, L.P.
12.1	^	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1	^	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	^	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

^
Filed herewith

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2003.

(2)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2003.

(3)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2003.

*
This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.