Form 10-K
period 2003-09-30
MILLS CORP
filed 2004-03-15
CIK 914713

Use these links to rapidly review the document
TABLE OF CONTENTS
PART III

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-12994

THE MILLS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporate or organization)	52-1802283 (I.R.S. Employer Identification No.)
1300 Wilson Boulevard, Suite 400 Arlington, VA (Address of principal executive office)	22209 (Zip Code)

Registrant's telephone number, including area code: (703) 526-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange
9% Series B cumulative redeemable	New York Stock Exchange
preferred stock, $0.01 par value
9% Series C cumulative redeemable	New York Stock Exchange
preferred stock, $0.01 par value
8.75% Series E cumulative redeemable	New York Stock Exchange
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

               As of June 30, 2003, the aggregate market value of the 37,178,838 shares of common stock held by non-affiliates of the registrant was $1,247,182,265 based upon the closing price of $33.55 per share on the New York Stock Exchange composite tape on such date. As of March 1, 2004, there were 50,373,343 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

               Portions of the registrant's proxy statement for the annual shareholders meeting to be held in 2004 are incorporated by reference into Part III. We expect to file our proxy statement by April 30, 2004.

THE MILLS CORPORATION

Annual Report on Form 10-K
December 31, 2003
TABLE OF CONTENTS

PART I

Cautionary Statement

              Statements contained in this Form 10-K and the information incorporated by reference herein (the "Exchange Act") may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.

              Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, "may," "will," "expect," "anticipate," "estimate," "would be," "believe," or "continue" or the negative or other variations of comparable terminology. We intend such forward-looking statements to be covered by the safe harbor provisions applicable to forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain assumptions, risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in this Form 10-K. Such factors include, among others:

  •
  international, national and local economic, business and real estate conditions that will, among other things, affect:

  •
  supply and demand for retail space and retail properties,

  •
  the extent, strength and duration of any economic recovery, including the effect on demand for retail space and the creation of new retail real estate developments,

  •
  availability and creditworthiness of tenants,

  •
  interest rate levels, and

  •
  exchange rates between the US dollar and foreign currencies in countries where we have investments;

  •
  adverse changes in the real estate market, including, among other things:

  •
  the extent of tenant bankruptcies, financial difficulties and defaults,

  •
  the extent of future demand for retail space and barriers to entry into markets that we may seek to enter in the future, and

  •
  our ability to identify and consummate attractive acquisitions on favorable terms;

  •
  risks associated with the development, acquisition and operation of retail properties, including risks that the development of the project may not be completed on schedule, that we may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development costs may be greater than anticipated;

  •
  availability of financing for our development and redevelopment projects or acquisition activities;

  •
  our ability to maintain our status as a real estate investment trust ("REIT") for federal and state income tax purposes;

  •
  our ability to raise capital;

  •
  our ability to obtain insurance at a reasonable cost;

  •
  the effect of any terrorist activity or other heightened geopolitical risks;

  •
  governmental actions and initiatives;

  •
  environmental/safety requirements; and

  •
  those risks described in the section entitled "Risk Factors" in this Form 10-K.

              We undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

Introductory Note

              Except as otherwise required by the context, references in this Form 10-K to "we," "us," "our" and the "Company" refer to The Mills Corporation and its subsidiaries, including The Mills Limited Partnership, and references in this Form 10-K to "Mills LP" refer to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner. We conduct all of our business and own all of our properties through Mills LP and Mills LP's various subsidiaries. As the general partner of Mills LP, we have the exclusive power to manage the business of Mills LP, subject to some limited exceptions.

Item 1. Business

The Company

              We are a fully integrated, self-managed REIT that develops, redevelops, acquires, operates and manages three types of retail and entertainment real estate properties. These three types of retail and entertainment real estate properties are:

  •
  Mills Landmark Centers, which are retail and entertainment super-regional shopping centers branded as "Mills;"

  •
  21st Century Retail and Entertainment Centers, which include conventional regional shopping centers anchored by traditional department stores and open-air retail and entertainment centers; and

  •
  International Retail and Entertainment Centers, which are internationally located super-regional full-priced retail and entertainment centers.

              As of December 31, 2003, we had an aggregate of 26 retail and entertainment-oriented centers consisting of 15 Mills Landmark Centers, ten 21st Century Retail and Entertainment Centers and one International Retail and Entertainment Center. Of these (a) we wholly owned five Mills Landmark Centers and seven 21st Century Retail and Entertainment Centers and (b) we held equity interests in various joint ventures that owned ten Mills Landmark Centers, three 21st Century Retail and Entertainment Centers and the one International Retail and Entertainment Center. In January 2004, we acquired 100% of one additional 21st Century Retail and Entertainment Center located near Miami, Florida. For a description of our existing properties, projects under construction and projects under development as of December 31, 2003, please refer to "Item 2. Properties" of this annual report on Form 10-K.

              We also own 100% of the entities that provide leasing, management, development and financing services for both joint venture and wholly owned properties. Through MillsServices Corp. ("MSC"), we own 100% of Mills Enterprises, Inc. ("MEI"), an entity that holds investments in certain retail joint ventures. In addition, as of December 31, 2003, we had three wholly-owned community shopping centers ("Community Centers"), a portfolio of 19 single tenant properties ("Net Lease Properties") and other related commercial developments.

              We utilize our experience with developing retail and entertainment centers that combine shopping, entertainment, dining and recreation into a consumer experience to develop shopping centers branded as Mills. We are leveraging this expertise to provide a superior shopping experience at the conventional regional shopping centers that we acquired recently, as well as at our Madrid Xanadú project, which opened in May 2003. We plan to continue to use our expertise in the development and operation of retail and entertainment projects to execute our three-pronged, integrated strategy consisting of Mills Landmark Centers, 21st Century Retail and Entertainment Centers and International Retail and Entertainment Centers.

              The following is a brief description of our Mills Landmark Centers, 21st Century Retail and Entertainment Centers, and International Retail and Entertainment Center.

    Mills Landmark Centers

              Mills Landmark Centers typically contain an average of approximately 1.4 million square feet of gross leasable area ("GLA"), approximately 175 to 200 in-line tenants and an average of 17 anchor tenants. Mills Landmark Centers are essentially a hybrid of various retail formats with a diverse tenant base consisting of anchor stores, in-line stores, manufacturer's outlets, off-price retailers, catalog retailers, "category killers" (which offer a selection of products in one defined merchandise category) and entertainment venues.

              The following list is representative of anchors and other tenants at our Mills Landmark Centers:

Anchor Stores		In-line Stores		Manufacturers Outlets
•	Last Call-Neiman Marcus	•	Bath & Body Works	•	Liz Claiborne
•	Nordstrom Rack	•	Build-A-Bear	•	Ralph Lauren/Polo
•	Off 5th-Saks Fifth Avenue	•	The Limited Too	•	Tommy Hilfiger

Off-Price Retailers		Catalog Retailers
•	Banana Republic Factory Store	•	JC Penney
•	Bebe Outlet	•	J. Crew
•	GAP Outlet	•	L.L. Bean

Category Killers		Entertainment Venues
•	Bass Pro Shops Outdoor World	•	AMC Theatres
•	Bed, Bath & Beyond	•	Jillian's
•	Books-A-Million	•	NASCAR Speedpark

               Mills Landmark Centers are generally located in large, metropolitan areas with a population of at least one million within a 20 mile radius, median annual household income of $50,000 or greater and steady tourist appeal. The prototypical physical layout is a "race track" format of stores and ample parking on one level. Mills Landmark Center shoppers typically fit into one of the following categories:

  •
  they reside within a 10-15 mile radius of a Mills Landmark Center and use the center as their local regional mall equivalent;

  •
  they reside within a 15-40 mile radius of a Mills Landmark Center and travel beyond other retail offerings to access the breadth and uniqueness of the tenant mix at a Mills Landmark Center; or

  •
  they travel from greater distances as part of a planned shopping experience.

              During 2003, we added two Mills Landmark Centers to our portfolio—Great Mall of the Bay Area, located in Milpitas, California, and St. Louis Mills, located in St. Louis, Missouri, both of which we currently own through joint ventures.

              We believe our Mills Landmark Center properties have a number of inherent competitive advantages over other retail formats in operation today. These advantages, which are more fully described below, have resulted in the strong operating performance of these properties.

              Consumer Draw.    We believe that the critical mass achieved by aggregating approximately 175 to 200 stores and 1.4 million square feet of GLA under one roof, coupled with the distinctive physical characteristics of our Mills Landmark Centers, are the primary reasons that our properties attract many shoppers and create extended shopping trips. We believe that shoppers are attracted to our unique mix of tenants, which includes department stores, in-line stores, manufacturer's outlets, off-price retailers, catalog retailers, "category killers" and entertainment venues. We believe we have created a shopping environment that is festive and social, with interior designs resembling a "Mainstreet" atmosphere that incorporates staggered store fronts and roof lines, natural lighting and colorful graphic accents. Shopping avenues in our Mills Landmark Centers are interspersed with a variety of food establishments and entertainment courts, further enhancing the entertainment nature of the shopping trip.

              Brand Awareness.    The Mills brand is synonymous with one-of-a-kind value, entertainment and variety retail offerings. We believe that a Mills Landmark Center is differentiated by the market, consumers and tourist shoppers.

              Attractiveness to Tenants.    We believe tenants are attracted to our Mills Landmark Centers for two main reasons: (a) heavy consumer traffic and the extended length and high productivity of consumer visits, which translate into higher sales levels than at traditional shopping malls; and (b) lower occupancy costs for each of our in-line tenants as a result of lower common area maintenance costs compared to many other retail formats. Lower common area maintenance costs for in-line tenants are a result of several factors, including:

  •
  Anchor contributions: an average of 17 anchor stores make significant contributions in aggregate to common area maintenance pools;

  •
  Low maintenance costs: one-story construction, smaller concourses and lack of deck parking require less maintenance; and

  •
  Larger tenant base: a Mills Landmark Center's significant in-line tenant square footage results in lower common area maintenance costs per square foot.

              Flexibility of Product.    The single-story, simple construction of our typical Mills Landmark Center allows us to easily reconfigure them in response to changing retail formats. Furthermore, our anchor leases give us more flexibility to establish our preferred merchandise mix and to undertake desired remodeling projects than is afforded by traditional regional mall anchor leases. This flexibility makes it easier for us to replace underperforming tenants or make room for new and exciting retailers, which keeps the product fresh and enhances consumer draw.

              Barriers to Entry.    We believe that we are the innovator of a retail concept, represented by our Mills Landmark Centers, and that our success has made us one of the leading developers of large-scale value and entertainment-oriented retail projects. We have developed strong relationships with our tenants, which give us a number of competitive advantages in the development process, including the ability to validate project feasibility in the predevelopment stage with tenant commitments and the ability to fulfill significant pre-leasing requirements imposed by construction lenders. In addition, the complexity and significant financial commitment associated with developing a project the size and nature of a Mills Landmark Center precludes many potential competitors from developing and operating similar properties.

    21st Century Retail and Entertainment Centers

              During 2003, we executed our recently adopted strategy of acquiring and reinvigorating conventional regional malls based on our belief that (a) many traditional regional malls can be improved through the addition of (i) anchor tenants similar to the ones found at our Mills Landmark properties, (ii) enhanced entertainment and dining options and (iii) select in-line retailers who are currently tenants at Mills Landmark Centers, and (b) our experience with developing, redeveloping and managing large retail and entertainment formats such as our Landmark Mills Centers has uniquely positioned us to effectively implement these types of changes at open-air retail and entertainment centers and traditional regional malls. As part of this strategy, from late 2002 through early 2004, we acquired 100% of, or partial interests in, the following conventional regional malls and are actively engaged in or planning the redevelopment of some of these malls:

  •
  Broward Mall, located in Ft. Lauderdale, Florida;

  •
  Del Amo Fashion Center, located in Los Angeles, California;

  •
  Dover Mall, located in Wilmington, Delaware;

  •
  The Esplanade, located in New Orleans, Louisiana;

  •
  Galleria at White Plains, located in White Plains, New York;

  •
  Gwinnett Place, located in Atlanta, Georgia;

  •
  Northpark Mall, located in Jackson, Mississippi;

  •
  Riverside Square, located in Hackensack, New Jersey;

  •
  Town Center at Cobb, located in Atlanta, Georgia; and

  •
  Westland Mall, located in Hialeah, Florida.

              The following list is representative of anchors and other tenants at our 21st Century Retail and Entertainment Centers:

Anchor Stores		In-line Stores		Entertainment Venues
•	JC Penney	•	Banana Republic	•	AMC Theatres
•	Macy's	•	Pottery Barn	•	Dave & Busters
•	Saks Fifth Avenue	•	Victoria's Secret
•	Sears

    International Retail and Entertainment Centers

              The shopping habits of international shoppers, and especially European shoppers, have been traditionally focused almost entirely on "high street" retailers, or those retailers located on primary city streets. Suburban-type retail is beginning to appear in and around Western Europe. We believe that this trend is due to several factors, including:

  •
  the increased cost of living in "downtown" locations, which has resulted in increases in suburban population and demand for shopping and entertainment alternatives to city centers;

  •
  the lack of retail space per capita in Europe, especially when compared to the retail space per capita of the U.S.;

  •
  the fragmented nature of retail property ownership;

  •
  U.S. retailers' expansion into international markets;

  •
  the desire of international shoppers for shopping and entertainment experiences similar to those experienced by American shoppers; and

  •
  the importance of the entertainment aspect of a shopping experience for many international shoppers.

              For these reasons, and given our success in developing and operating retail malls in the United States that offer a variety of distinctive shopping experiences and entertainment destinations, we saw an opportunity to expand our operations internationally. In May 2003, we opened our first International Retail and Entertainment Center, Madrid Xanadú, located in Madrid, Spain. This new full-price retail property contains El Corte Inglés, the largest retailer in Spain, which occupies 350,000 square feet of department store space. Madrid Xanadú has, as its entertainment centerpiece the Snow Dome, an indoor ski and snowboarding slope, the first of its kind in Spain. The success of Madrid Xanadú has led to interest by other European cities for a similar destination and we are reviewing other potential development opportunities internationally. For example, we are exploring follow-on opportunities beyond Madrid Xanadú in and around Seville, Bilbao, Valencia and Barcelona, Spain. In addition, we are pursuing an opportunity in Glasgow, Scotland, and in Italy, we are reviewing several well-located sites in Milan, suburban Florence and Rome.

Asset Management Strategy

              We believe that the property operating income provided by our existing assets is a stable, predictable source of cash flow from which to fund a portion of our capital needs, including the development and acquisition of new projects, redevelopment of existing projects and the payment of dividends to our stockholders. Our assets generally have experienced stable, moderate growth in standard measures of real estate operating performance. We believe these results are attributable to our ability to optimize our tenant mix, actively manage and promote our assets to tenants and consumers and maintain the high standards and physical appearance of our assets while maintaining relatively low tenant occupancy costs.

    Optimization of Tenant Mix

              Our management actively manages and leases our properties with the goal of maintaining a tenant mix that continues to appeal to consumers over time. For example, from 2001 through 2003, we implemented this approach at Ontario Mills where we:

  •
  added approximately 102,000 square feet of anchor space, with tenants such as Nordstrom Rack, The Children's Place, Nike Factory Store and Off Broadway Shoes; and

  •
  remerchandised approximately 75,000 square feet of in-line space, with tenants such as Forever 21, Kenneth Cole New York, American Eagle Outfitters, Pacific Sunwear, The Limited Too, Build-A-Bear, Ecko Unlimited, OshKosh B'Gosh and Tommy Hilfiger.

              As a result, since 2001, average in-line sales per square foot have risen approximately 10%.

    Active Management and Promotion of Properties to Tenants and Consumers

              We actively market our properties and have implemented a centralized marketing program to, among other things, create efficiencies and more consistently communicate our brand message. Benefits of our new centralized marketing program include more effective management of our local marketing programs; more in-depth consumer research; more effective property advertising strategies; new websites with data capture and email capability; and portfolio-wide or product-type seasonal, gift card, tourism or other marketing programs.

Development Strategy

              Over the next several years, we intend to complete one to three new development projects per year, depending on market conditions and capital availability. We employ what we consider to be a disciplined approach to the development process. Our in-house development team consists of several experienced officers who are responsible for all aspects of development, including market research, site selection, predevelopment work, construction and tenant coordination. We maintain asset management control through the entire development process, including frequent internal reviews of costs and leasing status.

              To mitigate development risk, we have adopted a number of procedures, including the following:

  •
  Site Selection: Projects are developed in top standard metropolitan statistical areas that are populous, growing and reasonably affluent. We typically select sites within our target markets that have at least one million people within a 20-mile radius. The sites must be well situated and near major transportation arteries. We perform predevelopment work when land is under option to minimize capital exposure.

  •
  Pre-leasing: We obtain tenant validation prior to land acquisition and seek to obtain significant pre-leasing commitments prior to construction commencement and financing. We traditionally obtain letters of intent and approvals from at least five to ten key anchor stores indicating their desire to join us in the project. Typically, a project will be 40-50% pre-leased before construction financing is obtained.

  •
  Financing: We maintain a relationship with a network of banks to facilitate construction financing and utilize strategic and financial equity partners to share in the risks and costs, including loan guarantees.

Capital Strategy

              To fund our capital needs, which arise mostly from our development, redevelopment and acquisition activities, we use mortgage financing, bridge loans, joint venture equity contributions, cash flow from operations, our line of credit and proceeds from issuances of preferred and/or common equity.

    Development and Redevelopment Financing

              New development projects are typically financed with construction loans, tax increment financing, our line of credit and joint venture partner equity contributions. For development projects, after project openings, the projects are typically refinanced with permanent non-recourse mortgage debt. The following is a description of our capital cycle and the various funding sources used:

              Construction Financing.    We fund approximately 65% to 75% of the cost of a new development with a construction loan provided by a bank group led by an agent bank. This financing is obtained after a substantial portion of the equity contributions to a project have been made and is based upon the achievement of certain pre-leasing levels. We have relationships with multiple lenders in the construction loan market. Our construction loans generally have terms of three years, some with extension options for an additional two years. Interest rates typically range from 120 to 275 basis points over LIBOR. Construction loans are typically guaranteed by us. When Kan Am is a partner in a project, we guarantee Kan Am's portion of the construction debt in addition to our own portion. See "Strategic Relationships." Guarantees and interest rates are generally reduced incrementally after completion of a project based upon the achievement of interest coverage ratios (ranging from 1.0 to 1.5).

              In addition to construction debt, we historically have obtained tax increment financing to fund infrastructure costs (including roads, traffic signals and interstate on and off ramps). This financing generally takes the form of bonds that are issued by the local municipality in which the project is located, with the capital advanced as the infrastructure improvements are constructed. This type of financing is advantageous to us because debt service is typically paid from special tax assessments levied against the project that are passed on to the tenants as part of their contractual leases, or from sales tax revenues generated by the project and paid by shoppers. We have been successful in obtaining this form of financial assistance because our projects typically create new jobs and generate large sales revenues, much of which comes from outside the municipality and is therefore beneficial to the municipality.

              The remainder of the cost of a development project is funded with equity contributed by us and our joint venture partners. See "Strategic Relationships." These equity contributions fund the initial development costs prior to the funding of the construction loan. Our share of required equity is funded with cash from operations, including proceeds from land sales, our line of credit and proceeds from issuances of preferred and/or common equity.

              Similar to development projects, our redevelopment projects are funded with construction loans, refinancings, tax increment financing, our line of credit, joint venture partner equity contributions and proceeds from issuances of preferred and/or common equity.

              Permanent Financing.    After a new development project opens and stabilizes, which typically occurs within 36 months of opening, we generally refinance the construction loan with permanent non-recourse mortgage debt. This debt is usually amortized over 30 years, with scheduled balloon payments due within a five to ten-year period. We have found that the financial stability of our tenants and the stable nature of property cash flows make our projects attractive collateral for a number of real estate lenders, including commercial banks, life insurance companies and investment banks (in the form of commercial mortgage-backed securitizations). When refinancing a construction loan, we have generally achieved investment grade ratings on the entire refinanced balance. As of December 31, 2003, our indebtedness had a weighted average maturity of 4.5 years and a weighted average interest rate of 5.6%, including our share of funded construction and operating debt of our unconsolidated joint ventures. We intend to permanently finance our future projects, including our redevelopment projects, in a similar manner.

    Acquisition Financing

              Our acquisitions to date have been financed using our line of credit, the proceeds from issuances of preferred and/or common equity, permanent non-recourse mortgage debt and joint venture partner equity contributions. In the event we consummate future acquisitions, we anticipate using similar financing sources, although there can be no assurance that these sources of financing will be available to us on reasonable terms or at all.

Strategic Relationships

              We have formed strategic relationships with certain developers and equity partners. Historically, these relationships have served as a source of equity for development projects, mitigated development risk and competition and provided assistance in the identification of new development opportunities and the development and expansion of anchor tenant and lender relationships. The following is a brief description of our contractual strategic partnerships.

    Kan Am

              We have a long-standing relationship with Kan Am, a German syndicator of closed and open-end real estate funds, and its affiliates, which we refer to collectively as Kan Am. Kan Am currently manages over $6.3 billion for approximately 21,000 German investors. Since 1994, Kan Am has invested over $860 million in equity in various projects with us. To date, Kan Am has always successfully funded the agreed upon level of capital.

              As of December 31, 2003, Kan Am had direct investments in the following projects:

Existing Projects	Development Projects
Arundel Mills	Meadowlands Xanadu
Colorado Mills	Pittsburgh Mills
Concord Mills
Discover Mills
Grapevine Mills
Katy Mills
Ontario Mills
St. Louis Mills
The Block at Orange

              In addition to these investments, as of December 31, 2003, Kan Am owned approximately 7.7% of the partnership units of Mills LP. Each unit is exchangeable under specified circumstances for, at our option, the cash equivalent of a share of our common stock or a share of our common stock. Currently, three of the members of our board of directors are principals of Kan Am.

    Kan Am Grund

              In December 2003, we conveyed an approximately 50% partnership interest in the Great Mall of the Bay Area to Kan Am Grund Kapitalanlagegesellschaft mbH, or Kan Am Grund, for $136.5 million, including $89.3 million of allocable partnership debt. Kan Am Grund, a Kan Am affiliate, manages German syndicated open-end real estate funds, which typically invest in stabilized real estate properties as opposed to development projects. This transaction marked our first transaction with one of Kan Am Grund's open-end funds. All of the prior joint ventures between Mills and Kan Am have been ground up development projects, and were funded through Kan Am's closed-end funds. Pursuant to a written agreement, both Kan Am's closed-end funds and Kan Am Grund's open-end funds currently make their retail real estate investments in the United States exclusively through us.

    Ivanhoe Cambridge

              In October 1999, we entered into a Master Agreement with Ivanhoe Cambridge pursuant to which we agreed to examine with Ivanhoe Cambridge the feasibility of jointly acquiring, developing, constructing, owning and operating one or more Mills Landmark Centers in the Provinces of Ontario, Quebec, Alberta and/or British Columbia or one or more Block projects in any Province in Canada. Pursuant to the agreement, we and Ivanhoe Cambridge jointly acquired the site in Vaughan, Ontario, on which we are currently constructing Vaughan Mills, and are examining the feasibility of another location. The agreement generally provides that when Ivanhoe Cambridge jointly develops a site with us, the parties will hold their interests as tenants-in-common having equal interests. The agreement restricts either party from developing a Mills Landmark Center in the four specified Provinces or from developing a Block project anywhere in Canada without first offering to the other party the right to participate equally in the development. The agreement also prohibits either party from developing a Mills Landmark Center within a fifty mile radius of any project developed by the parties, and from developing any project having a GLA in excess of 400,000 square feet within a ten mile radius of any project developed by the parties unless the individually developed project is approved by the other party. The term of this agreement extends through December 31, 2005, unless otherwise agreed by the parties.

    Taubman Realty

              In May 1998, we entered into an agreement with Taubman Realty (our partner in Arizona Mills) to jointly develop four Mills Landmark Centers during the initial five-year period of the term and a total of seven Mills Landmark Center projects in the ten-year term. The agreement establishes ownership percentages for each project and contemplates that the partners will contribute their pro rata share of the equity required for such projects. The agreement requires that each partner approve major decisions on the venture and requires the partners to share responsibility for developing, leasing and managing the projects.

Future Capital Requirements

              We anticipate that operating expenses, interest expense and principal payments on outstanding indebtedness, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements will be provided by cash generated from operations and potential ancillary land sales. We anticipate that future development and non-recurring capital expenditures will be funded from future borrowings, joint venture equity contributions and proceeds from issuances of preferred and/or common equity.

              We will need equity and debt capital to fund our development projects going forward. Access to capital is dependent on many factors outside of our control. We believe that we will have the capital and access to additional capital resources sufficient to expand and develop our business and to complete the projects currently under development. If the necessary capital cannot be obtained, our immediate and long-term development plans could be curtailed.

Competition

              We believe that our direct competitors are other publicly traded retail mall development and operating companies, various other private and public retail commercial property developers, retail real estate companies, and other owners of retail real estate that engage in similar businesses. We compete with these companies for development opportunities, potential acquisition of properties, retail tenants and shoppers. All of our properties are located in populous areas that have other shopping centers and retail facilities and, as a result, we often face intense competition in attracting shoppers and retailers alike. In addition, our properties compete with the same shopping alternatives that other retailers face, including full-price malls, e-commerce, outlet malls, discount shopping clubs or centers, catalog companies and home shopping networks. The intense competition for development and acquisition opportunities, retailers and shoppers may materially adversely affect our acquisition and development strategies, operating results and financial condition. We believe, however, that due to our size, management experience, operating experience, ability to attract key retailers and innovative mix of shopping and entertainment, we have a competitive advantage in the retail real estate industry.

Seasonality

              The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the holiday season. As a result, a substantial portion of percentage rent is not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and funds from operations, although this impact is largely mitigated by recognizing minimum rent on a straight-line basis over the term of related leases.

Environmental Matters

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

Insurance

              Although we believe our properties currently are adequately covered by insurance consistent with the level of coverage that is standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.

Tax Status

              We conduct our operations in a way intended to qualify us as a REIT under the Internal Revenue Code of 1986 (the "Code"). As a REIT, we generally will not be subject to federal and state income taxes on our net taxable income that we currently distribute to stockholders. Qualification and taxation as a REIT depend on our ability to meet certain share ownership requirements and various qualification tests (including dividend distribution, asset ownership and income tests) prescribed in the Code.

Capital Stock and MLP Unit Ownership

              At December 31, 2003, we had the following number of common and preferred shares authorized and outstanding.

	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $0.01 par value	100,000,000	50,297,623
Non-voting common stock, $0.01 par value	50,000,000	—
Preferred stock:
Series A cumulative convertible, $0.01 par value	750,000	—
Series B cumulative redeemable, $0.01 par value	4,300,000	4,300,000
Series C cumulative redeemable, $0.01 par value	3,500,000	3,500,000
Series D cumulative redeemable, $0.01 par value	400,000	(1)
Series E cumulative redeemable, $0.01 par value	8,545,000	8,545,000
Undesignated preferred stock	2,505,000	—

(1)
In March 2003, Mills LP issued 400,000 Series D preferred units which are convertible on a one-for-one basis into our Series D cumulative redeemable preferred stock, none of which were outstanding as of December 31, 2003.

              As of December 31, 2003, we owned 78.88% of Mills LP's outstanding partnership units. Each partnership unit of Mills LP (other than those owned by us) is exchangeable in accordance with Mills LP's partnership agreement for, at our option, the cash equivalent of a share of our common stock or for a share of our common stock.

State of Incorporation

              We were originally incorporated in the Commonwealth of Virginia on January 2, 1991 and reincorporated in the State of Delaware in 1994.

Corporate Headquarters

              We maintain our executive offices at 1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209. Our telephone number is (703) 526-5000. In February 2004, we entered into a lease for our new corporate headquarters that would commence in spring 2006.

Employees

              As of December 31, 2003, we had approximately 1,350 employees, of which approximately 450 were located at our headquarters.

Available Information

              We maintain an internet web site at www.themills.com. The information on our web site is not, and should not be, considered to be a part of this Form 10-K. You can obtain on our web site, free of charge, copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with the SEC. In addition, you may obtain from our website, or we will provide you free of charge at your request, copies of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the charters of our Audit Committee, Executive Compensation Committee and Governance and Nominating Committee.

Risk Factors

              Described below are risks that we believe are material to our stockholders and to potential investors. You should consider carefully the following material risks, together with the other information contained in and incorporated by reference in this Form 10-K, and the descriptions included in our consolidated financial statements and accompanying notes.

Risks Associated with Real Estate

              We face risks associated with numerous international, national, regional and local economic and real estate conditions that are not in our control, any or all of which could adversely affect our properties and our business.

              We are subject to various economic conditions and trends that may adversely affect our business. These conditions include:

  •
  slowdown of the national economy or a recession;

  •
  slowdown of the regional and local economic climate due to plant closings, industry slowdowns, natural disasters and other factors; and

  •
  negative population trends.

              In addition, due to the May 2003 opening of Madrid Xanadú, our first international property, and other potential development opportunities internationally, we are subject to similar risks as they relate to Spain and other countries in which we may pursue development opportunities in the future.

              Furthermore, as a real estate company, we are subject to the following real estate conditions, any negative trends of which may adversely affect our properties and business:

  •
  the attractiveness of our property as compared to our competitors' properties based on considerations such as convenience of location, rental rates and safety record;

  •
  increased operating costs, including increased real property taxes and utilities costs;

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

              We continue to develop new projects or expand existing properties, and may engage in the development of other retail or related mixed use projects, as opportunities arise. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of established retail properties. While we have policies in place designed to regulate development activities in an effort to limit the risks associated with development, these policies do not remove us from all development risks associated with a project. These risks include the following:

  •
  significant expenditure of money and time on projects that may be delayed or never be completed;

  •
  higher than projected construction costs;

  •
  shortage of construction materials and supplies;

  •
  failure to obtain zoning, occupancy or other governmental approvals; and

  •
  late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.

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

              In addition, our leases with a number of tenants contain covenants restricting the use of other space in our properties or requiring the presence of other specified co-tenants. Our failure to rent unleased space on a timely basis or at all would likely adversely affect our financial condition and results of operations. Competition may cause the occupancy and rental rates of our properties to decrease. There are other companies that are engaged in the development or ownership of retail properties that compete with us in seeking tenants. We compete with these other companies for prime locations and for tenants who lease space in the retail properties that we and our competitors own or operate. The development by our competitors of new super-regional malls or other retail shopping centers with more convenient locations or better rents may attract our tenants to our competitors or may cause them to seek lease terms that are less favorable to us at or prior to renewal, and accordingly may adversely affect our business and the revenues that we derive from, and the value of, our properties. Furthermore, retailers at our properties may face increasing competition from traditional full-price malls, e-commerce, outlet malls, discount shopping clubs and centers, catalog companies and home shopping networks.

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

              If a tenant files for bankruptcy, the tenant may have the right to reject and terminate its lease and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. We also cannot be sure that we will be able to lease vacant space in our properties on economically favorable terms. During 2003, we were not materially affected by any bankruptcies of our in-line or anchor tenants.

              Any of these events may negatively affect our operating results and reduce our cash flows.

              We may be unable to successfully integrate and effectively manage the properties we acquire.

              We recently acquired a number of properties and, subject to the availability of financing and other considerations, we intend to continue to acquire properties or interests in properties that we believe will be profitable or will enhance the value of our portfolio. The success of these acquisitions will depend, in part, on our ability to efficiently integrate the acquired properties and employees into our organization, and apply our business, operating, administrative, financial and accounting strategies and controls to the acquired properties. In addition, we plan on expanding or redeveloping some of these recently acquired properties. Such expansion and redevelopment activities pose the same risks that are inherent in our development activities as discussed elsewhere in this 10-K and pose additional risks that are unique to expansion and redevelopment efforts, such as the uncertainty of obtaining tenant approvals. If we are unable to successfully integrate the acquired properties into our operations, our results of operations and financial condition may be adversely affected.

              We may not be able to achieve the anticipated financial and operating results from our acquisitions, which would adversely affect our operating results.

              We will continue to acquire properties that we believe will enhance our future financial performance. Our belief is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. As a result, some properties may be worth less or may generate less revenue than we believed at the time of the acquisition, negatively affecting our operating results.

    We could incur significant costs related to environmental issues.

              Under some environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating hazardous substances on or under or released from the property and for damages to natural resources. The Federal Comprehensive Environmental Response, Compensation & Liability Act, and similar state laws, impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. In connection with the ownership or operation of our properties, we could be liable for costs associated with investigation and remediation in the future. The costs of any required remediation and related liability as to any property could be substantial under these laws and could exceed the value of the property and/or our aggregate assets. The presence of hazardous substances, or the failure to properly remediate those substances, also may adversely affect our ability to sell or rent a property or to borrow funds using the property as collateral. In addition, environmental laws may impose restrictions on the manner in which we use our properties or operate our business, and these restrictions may require expenditures for compliance. We cannot assure you that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could be substantial and affect our operating results. Such expansion and redevelopment activities pose the same risks that are inherent in development activities as discussed elsewhere in this 10-K and pose a pose additional risks, such as tenant approvals.

    Uninsured losses could adversely affect our financial condition.

              We carry comprehensive liability, fire, flood, terrorism, extended coverage and rental loss insurance with respect to our properties with policy specifications and insured limits that we believe are customary for similar properties. We also carry comprehensive earthquake and pollution cleanup coverage on all our properties and we carry off-premises power coverage for each of our Mills projects. In addition, for Sawgrass Mills, we carry sinkhole coverage. There are some types of losses, generally of a catastrophic nature, such as wars or acts of God, which may be either uninsurable or not economically insurable. Should a property suffer an uninsured loss, we could lose our invested capital in and anticipated profits and future revenues from that property. Additionally, in the case of recourse construction loans, we may remain obligated under those loans and any other financial obligations on that property. An uninsured loss or a loss in excess of insured limits may negatively impact our financial condition.

Risks Associated with Our Indebtedness and Financing

              We have substantial indebtedness and we require significant cash flow to make required payments on our indebtedness.

              We rely heavily on debt financing for our business. As of December 31, 2003, we had total debt of approximately $3.3 billion, including our pro rata share of unconsolidated joint venture debt. We have also guaranteed selected outstanding unconsolidated joint venture debt, which guarantees expire upon the achievement of specified financial performance tests. We expect to make similar guarantees in connection with our future developments and to continue to rely on debt to finance our future developments and acquisitions. Due to our high level of debt, our cash flow may be insufficient to meet required payments of principal and interest. If a property were mortgaged to secure payment of indebtedness and we were unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies.

              We may be unable to repay our existing indebtedness as it matures, which could adversely affect our financial condition.

              Most of our indebtedness does not require significant principal payments prior to maturity. However, we will need to raise additional equity capital, obtain secured or unsecured debt financing, issue private or public debt, or sell some of our assets to either refinance or repay our indebtedness as it matures. We cannot assure you that these sources of financing or refinancing will be available to us on reasonable terms or at all. Our inability to obtain financing or refinancing to repay our maturing indebtedness, and our inability to refinance existing indebtedness on reasonable terms, may require us to make higher interest and principal payments, issue additional equity securities, or sell some of our assets on disadvantageous terms, all or any of which may result in the foreclosure of properties or a partial or complete loss on our investment and otherwise adversely affect our financial conditions and results of operation.

              Our degree of leverage could limit our ability to obtain additional financing, which would negatively impact our business.

              As of December 31, 2003, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $3.3 billion, which represented approximately 50.3% of our total market capitalization. Total market capitalization represents the sum of the outstanding indebtedness (including our share of joint venture indebtedness), the total liquidation preference of all our preferred stock and the total market value of our common shares and units of partnership interest of Mills LP, based on the closing price of our common stock as of December 31, 2003. Our leverage and any future increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our business overall.

              Due to the significant amount of our variable rate debt, rising interest rates would adversely affect our results of operation.

              As of December 31, 2003, we had $1.3 billion of variable rate debt outstanding, including our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, a significant increase in interest rates would adversely affect our results of operations.

              We have entered into loan agreements that impose a number of restrictive covenants that may hinder our operational flexibility and violation of these restrictive covenants carries serious consequences.

              The agreements governing our line of credit and term loan impose numerous restrictive financial and operating covenants on us, including covenants that limit our ability to (a) incur additional debt, (b) sell assets, (c) repurchase our securities and (d) engage in mergers and consolidations. For example, under our line of credit and term loan, the lenders may accelerate payment and may pursue standard remedies upon a violation of any covenant. These restrictions may negatively impact our flexibility in conducting our operations and violations of these covenants may have adverse consequences to us.

              We depend on third party financing for our development, expansion and acquisition activities.

              As we continue to develop or acquire new retail properties or expand existing properties, we anticipate that we will finance these activities through lines of credit, other forms of secured or unsecured debt, including construction financing and permanent debt, and contributions from joint venture partners including Kan Am. There can be no assurance that we will be able to obtain the financing necessary to fund new development, project expansions or our acquisition activities on terms favorable to us or at all. In addition, we cannot assure you that our joint venture partners will make their required capital contributions. If we are unable to obtain sufficient levels of third party financing to fund our growth, our business will be negatively impacted.

Risks Associated with our Joint Ventures

              Our joint venture agreements contain various rights including buy-sell, redemption and guaranty provisions and obligations that could impose a significant financial burden on us.

              Our joint venture agreements with Kan Am and other investors typically include buy-sell provisions, under which our joint venture partner may be entitled, under certain circumstances, such as a change in control of us, to require that we buy their interest in the joint venture. In addition, in the case of our Great Mall project, Kan Am Grund has the ability to cause the sale of the property at any time. If we are unwilling or unable to purchase their interest, we may be required to sell the property at a time when we otherwise may not have wished to sell the project and we will lose the revenues and profits that we otherwise would have earned on these properties.

              In addition, a number of our joint venture agreements with Kan Am contain obligations for us to redeem our partner's interest in the venture if certain conditions have not been satisfied, such as securing construction or other loans by specified dates, or require us to guarantee the payment of specified priority returns.

              There is no assurance that we will be financially able to satisfy any of these obligations when required to do so.

              We do not have exclusive control over the management of joint venture projects and must share control with our joint venture partners.

              With respect to some of our properties, we have invested and expect in the future to invest as a co-venturer or partner in the development of some of our new properties, instead of developing projects on our own. These shared investments may involve risks not present in a wholly owned development project that stem from us not having exclusive control over the development, financing, leasing, management and other aspects of the project. We may not have the right to take some significant actions without the approval of our joint venture partners, which approvals they may not grant, even if we think such actions would be in the best interests of the joint ventures and the properties. For example, we may need the other joint venturer's approval before selling or refinancing a joint venture's property, setting an annual budget, entering into specified transactions with affiliates and settling litigation above specified thresholds. If they do not provide their consents to actions that we believe are necessary and in the best interests of the joint ventures, our joint venture properties and our overall business may suffer. Additionally, our co-venturer might have interests or goals that are inconsistent with ours and may take actions that are contrary to our instructions, requests or interests, or otherwise hinder us from accomplishing our goals. Our joint venture partners could take actions binding on the joint venture without our consent. Actions by a joint venture partner could subject the joint venture assets to additional risk.

Risks Associated with our Capital Stock

              The market value of our capital stock can be adversely affected by numerous factors.

              As with any publicly traded company, the market value of our capital stock may be negatively affected by a number of factors, many of which are beyond our control. These factors include the following:

  •
  general decline in the capital markets;

  •
  level of institutional interest in our equity securities;

  •
  perception of REITs generally and REITs with portfolios similar to ours;

  •
  attractiveness of equity securities of REITs generally compared to other publicly traded companies;

  •
  the market's perception of our business and dividend growth potential;

  •
  government action or regulation, including the recent application of capital gains tax rates to dividends paid by regular corporations, which rates, except in limited circumstances, do not apply to dividends paid by REITs;

  •
  our earnings and cash distributions;

  •
  increases in market interest rates, which may lead investors to demand a higher dividend payout rate in relation to the price of our equity securities;

  •
  the relatively low daily trading volume of equity securities of REITs in general; and

  •
  our ability to invest the proceeds of offerings of securities in a manner that will increase earnings per share.

              In addition, issuances of a substantial number of shares of our capital stock, or the mere perception that such issuances may occur, could adversely affect the market value of our capital stock. This is particularly true with our common stock, a substantial number of shares of which we may issue in connection with the exercise of outstanding options, redemption of outstanding Mills LP partnership units and for future financing needs. During 2003, we issued a number of shares of our common stock in connection with the redemption of partnership units by Mills LP's unitholders of partnership units and expect, although cannot state with certainty, that the unitholders of Mills LP will continue to redeem their partnership units in the future.

              We cannot predict what effect future issuances and sales of our capital stock, or the mere perception that such issuance may occur, will have on the market prices of our capital stock. Any adverse effect on the market price of our capital stock, however, would materially adversely affect the value of an investment in our capital stock. Additionally, a significant decrease in the market price of our capital stock would make it more difficult for us to raise funds through future offerings of our capital stock.

              We may not have sufficient cash flow or assets to make distributions to holders of one or more classes of our capital stock.

              Our ability to make distributions to the holders of our capital stock depends on our ability first to cover our operating and related expenses and satisfy our obligations to our creditors. In addition, we have different classes of capital stock outstanding, some of which have a different priority as to the distribution of dividends relative to others. For example, holders of our outstanding preferred stock are entitled to receive their dividends prior to our common stockholders. Generally, the terms of each different class of our preferred stock prohibits us from making dividend payments, distributions and all other payments to holders of our common stock and all other equity securities junior in right to such class of preferred stock, unless we have paid all accrued dividends on such class of preferred stock or set apart funds for payment of the dividends due to holders of such class of preferred stock. As a result, if we do not have sufficient cash remaining for our dividend distributions, holders of one or more classes of our capital stock may not receive any dividends.

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

              As of December 31, 2003, Kan Am and its affiliates directly and indirectly owned approximately 7.7% of the outstanding partnership units of Mills LP and was our joint venture partner in nine operating properties and two projects under development. In addition, Kan Am Grund is our joint venture partner in one additional operating project. Three of our eleven directors are affiliated with Kan Am. These three directors may have significant influence over us as members of our board. The interests of these directors may conflict with the interests of our other stockholders in connection with Kan Am's joint ventures with Mills LP to develop, own, and operate additional properties, and they may use their voting influence contrary to our other stockholders' interests. The Kan Am entities may exchange all or a substantial portion of the units that they hold for shares of our common stock. If they do so, they will increase their influence over us and over the outcome of any matters submitted to our stockholders for approval. The influence and voting power of our other stockholders may diminish accordingly.

              We are the sole general partner of Mills LP and have fiduciary responsibilities to the other partners of Mills LP. As a result, we may be in a position where we have duties to others whose interests conflict with those of our stockholders.

              We, as the sole general partner of Mills LP, may have fiduciary responsibilities to the other partners in Mills LP that may conflict with the interests of our stockholders, including decisions regarding the sale or refinancing of our properties and the timing and amount of distributions from Mills LP. In addition, individuals and entities, including certain of our executive officers and our directors (including those who are affiliated with Kan Am and their respective affiliates that hold units of Mills LP) may have limited rights in decisions affecting Mills LP that may conflict with the interests of our common stockholders. In particular, a holder of units may suffer different and/or more adverse tax consequences than we do on the sale or refinancing of some of our properties as a result of unrealized gain attributable to such properties that is allocable to such holder or the tax status of the unit holder. These unit holders, therefore, may have objectives different from ours regarding the appropriate pricing and timing of any sale or refinancing.

              Our certificate of incorporation and by-laws contain provisions that could delay or prevent a change in control.

              In some instances, a change in control of our company could give the holders of our common stock the opportunity to realize a premium over the then prevailing market price of those securities. Provisions in our charter and our bylaws may have the effect of discouraging a third party from trying to acquire us even if a change in control were in the best interests of our stockholders. Under our certificate of incorporation as currently in effect, our board of directors has the authority, without a vote of stockholders, to issue up to an additional 2,505,000 shares of preferred stock and to establish the rights and preferences of any class or series of preferred stock to be issued, which rights and preferences could delay or prevent a change in control. The limitation on beneficial ownership of our securities also may have the effect of precluding acquisition of control of us by a third party even if a change in control were in the best interests of our stockholders. In addition, our board of directors is a classified board composed of three classes of directors with staggered terms. Directors for each class are chosen for a three-year term upon the expiration of the term of the current class. A classified board of directors makes it more difficult to effect a change in control and may discourage an attempt by a third party even if a change in control were in our stockholders' best interests.

              A number of our joint venture partnership agreements contain provisions that could delay or prevent a change in control.

              A number of our joint venture agreements contain buy-sell rights that may be exercised upon a "change in control." This buy-sell right allows our partner in a joint venture to require us to purchase such partner's entire interest in the joint venture. We are required to pay for any purchase of such partner's joint venture interests, at our option, in cash or with units of Mills LP. The required payments may have the effect of discouraging a third party from partaking in a change in control of our company, even if a change in control were in the best interests of our stockholders. For the purpose of determining when buy-sell rights may be exercised, each of the following events is a "change in control" when it occurs without the unanimous approval of the members of our board of directors who are affiliates of Kan Am:

  •
  we participate in any consolidation, merger or corporate reorganization in which more than 40% of our outstanding voting securities are transferred;

  •
  any person or group, other than Kan Am and its affiliates, becomes the beneficial owner, directly or indirectly, of more than 40% of our then outstanding combined voting securities; and

  •
  a person, whose nomination for election as director was not recommended by the Governance and Nominating Committee of our board of directors, is elected as a director to our board of directors.

Risks Associated with Income Tax Laws and Accounting Pronouncements

              Our failure to qualify as a REIT would have adverse tax consequences to us and our stockholders.

              We believe that we have been organized and have conducted our operations in a manner so as to qualify as a REIT under Sections 856 through 860 of the Code, and we intend to continue to operate as a REIT in the future. We cannot assure you, however, that we currently qualify as a REIT or will continue to qualify as a REIT. Many of the REIT requirements are highly technical and complex and depend on various factual matters and circumstances that may not be completely within our control, such as actions taken by our joint venture partners. If we fail to qualify as a REIT:

  •
  we will not be allowed to take a deduction for distributions to stockholders in computing our taxable income;

  •
  we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

  •
  unless entitled to relief under specific statutory provisions, we will also be disqualified from treatment as a REIT for the four taxable years following the year during which our qualification was lost.

              Any determination that we do not qualify as a REIT would have a material adverse effect on our results of operations and could reduce materially the value of our common stock, as the additional tax liability to us for the year or years involved would reduce our net earnings available for investment, debt service or distribution to our stockholders. Furthermore, we would no longer be required by the Code to make any distributions to our stockholders as a condition to REIT qualification. Our failure to qualify as a REIT would cause all of our distributions to our stockholders, to the extent of our current and accumulated earnings and profits, to be taxable as regular corporate dividends. This means that stockholders taxed as individuals currently would be taxed on those dividends at capital gains rates and corporate stockholders generally would be entitled to the dividends received deduction with respect to such distributions, subject, in each case, to applicable limitations under the Code. If we make distributions to our stockholders in reliance on our continued qualification as a REIT, we might be required to borrow funds or to liquidate some of our investments to pay the taxes that would result from the actual failure to qualify as a REIT. Even if we currently qualify as a REIT, new tax rules or legislation may affect whether we continue to qualify as a REIT or the federal income tax consequences of our REIT qualification.

    Despite our REIT status, we remain subject to various taxes.

              Notwithstanding our status as a REIT, we are subject, through our ownership interest in Mills LP, to various federal, state, local and foreign taxes on our income and property. We may have to pay some state or local income taxes because not all states and localities treat REITs the same as they are treated for federal income tax purposes. We may also have to pay some foreign taxes as a result of our ownership and operation of assets in foreign jurisdictions. Mills LP is obligated under its partnership agreement to pay all taxes, and any related interest and penalties, incurred by us. Our taxable REIT subsidiaries are taxable as corporations and pay federal, state and local income tax on their net income at the applicable corporate rates, and pay foreign taxes to the extent they own assets or conduct operations in foreign jurisdictions. In addition, our taxable REIT subsidiaries are subject to special rules that may result in increased taxes. For example, our taxable REIT subsidiaries are limited in their ability to deduct interest payments made to us. In addition, we will be required to pay a 100% penalty tax on some payments that we receive if the economic arrangements between us, our tenants and our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties or if we receive payments for property held for sale in the ordinary course of business. To the extent that we or our taxable REIT subsidiaries are required to pay federal, state, local or foreign taxes, we will have less cash available for investment, debt service and distribution to our stockholders.

              If the Internal Revenue Service ("IRS") were to challenge successfully Mills LP's status as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

              We believe that Mills LP qualifies to be treated as a partnership for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of Mills LP's income. We cannot assure you, however, that the IRS will not challenge Mills LP's status as a partnership for federal income tax purposes, or that a court would not sustain an IRS challenge. If the IRS were successful in treating Mills LP as a corporation for tax purposes, we would fail to meet the income tests and some of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of Mills LP to qualify as a partnership would cause Mills LP to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for investment, debt service and distribution to Mills LP's partners, including us.

              As a REIT, we are subject to limitations on our ownership of debt and equity securities.

              Subject to certain exceptions, including the one discussed in this paragraph, a REIT is generally prohibited from owning securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT's total assets or the securities owned by the REIT represent more than 10% of the issuer's outstanding voting securities or more than 10% of the value of the issuer's outstanding securities. A REIT is permitted to own securities of its taxable REIT subsidiaries in an amount that exceeds the 5% value test and the 10% vote or value test, but the aggregate value of such securities may not represent more than 20% of the value of the REIT's total assets. Certain of our subsidiaries, including MillsServices Corp. and each corporate subsidiary in which it owns at least 35% of the outstanding voting securities or 35% of the value of the outstanding securities, have elected to be treated as taxable REIT subsidiaries. While we believe that we have satisfied these limitations on the ownership of securities during each of the taxable years that each such limitation applied to us, given the highly complex nature of the rules governing REITs (which complexity is exacerbated when a REIT owns its properties through partnerships, as we do) and the ongoing importance of factual determinations, we cannot provide any assurance that the IRS would not disagree with our determinations.

              You may be subject to adverse consequences if you attempt to acquire shares in excess of 9.225% of our capital stock.

              For us to qualify as a REIT, ownership of our capital stock, directly or by virtue of the applicable attribution provisions of the Code, by any person or persons acting as a group is limited to 9.225% of our outstanding capital stock. Any transfer that would cause a violation of this 9.225% ownership limit will result in the immediate conversion of the excess shares into shares of "excess stock" that are non-voting and that may not participate in distributions (except for distributions in the event of our liquidation). The shares of excess stock would be immediately transferred to us as trustee of a trust for the exclusive benefit of beneficiaries that the person acquiring such shares may designate, subject to our right to purchase the shares for fair consideration.

              You may be subject to adverse consequences if you are not a U.S. person and you attempt to acquire shares of our capital stock.

              Provisions in our certificate of incorporation are intended to ensure that we maintain our status as a REIT by rendering void transfers of our shares that will jeopardize our status as a REIT and by eliminating rights of the shares of transferred stock. Under these provisions, if you are not a U.S. person and you acquire shares of our capital stock the acquisition of which causes less than 50% of our capital stock to be owned by U.S. persons, the shares that you acquire will convert immediately into shares of excess stock that will be non-voting and that may not participate in distributions (except for distributions in the event of our liquidation). These shares of excess stock would be immediately transferred to us as trustee of a trust for the exclusive benefit of beneficiaries that you may designate, subject to our right to purchase the shares for fair consideration.

              Recent changes in taxation of corporate dividends may adversely affect the value of our stock.

              Tax legislation enacted in May 2003 generally reduces to 15% (through 2008) the maximum marginal rate of tax payable by individuals on dividends received from a regular C corporation. This reduced tax rate, however, does not apply to dividends paid to individuals by a REIT on its stock, except in certain circumstances where the dividends are attributable to income that has been subject to corporate-level tax. While the earnings of a REIT that are distributed to its stockholders generally will be subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate-level income tax, this legislative change could cause individual investors to view the stock of regular C corporations as more attractive relative to the stock of a REIT. Individual investors could hold this view because the dividends from regular C corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the individual's other ordinary income. We cannot predict what effect, if any, this difference in the taxation of dividends may have on the value of the stock of REITs, either in terms of price or relative to other investments.

              New accounting pronouncements and regulations could have an impact on our results of operations.

    New accounting pronouncements

              In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period commencing after June 15, 2003. Our adoption of this pronouncement, effective July 1, 2003, had no impact on our financial condition or results of operations.

              In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which (i) the equity investors, (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. FIN 46 became effective immediately for all VIEs created after January 31, 2003 and required certain disclosures be made in financial statements issued after January 31, 2003. In December 2003, FAS issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. Because we did not become party to any VIEs created since January 31, 2003, we are not required to adopt FIN 46-R until March 31, 2004. Based on a preliminary review, we have identified certain joint venture entities created prior to February 1, 2003, that may meet the criteria of a VIE and may require consolidation under FIN 46 and FIN 46-R effective March 31, 2004. Total assets of the potential VIEs were $581.4 million at December 31, 2003.

    Proposed accounting pronouncements

              We are required to implement new accounting pronouncements and regulations applicable to our business when issued by the Financial Accounting Standards Board, SEC and other regulatory organizations within the accounting profession. Currently a pronouncement is being considered that may impact the real estate industry. The proposal, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment," would eliminate the capitalization of various development costs and would require depreciation of different asset components based upon each of their lives. The proposal is still in the adoption process and has not been finalized. Accordingly, there can be no assurance that it will be adopted in its current form or at all. If adopted, the final form of this proposal and others being considered could have an impact on our results of operations.

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

Item 2. Properties

Our Portfolio

              The following table sets forth certain information relating to the properties that we wholly and partially owned as of December 31, 2003. Please note the following items when reviewing the attached summary:

  •
  GLA is stated in square feet and includes GLA that is owned by our tenants;

  •
  Annualized base rent represents contractual minimum rent for tenants comprising the GLA at December 31, 2003; and

  •
  Anchor stores are those tenants that occupy 20,000 square feet or more of GLA.

              For information regarding encumbrances on our wholly owned properties, see "—Summary of Outstanding Consolidated Indebtedness," "Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K—Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2003," and Note 6 Mortgages, Notes and Loans Payable to our financial statements set forth under Item 8. For information regarding encumbrances on our partially owned properties, which we refer to as our joint venture properties in this Form 10-K, see "—Summary of Outstanding Unconsolidated Indebtedness."

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

		Approximate GLA
							# of Anchor Store Spaces
Property/Metropolitan Area Served	Year Opened/ Acquired	Total	Anchor Stores	In-line Stores	Tenant Owned	Annualized Base Rent		Representative Anchor Tenants
Mills Landmark Centers
Arizona Mills – Phoenix, AZ	1997	1,227,000	706,000	521,000	—	$20,233,211	17	Burlington Coat Factory, JC Penney, Last Call-Neiman Marcus, Off 5th — Saks Fifth Avenue and Sega Gameworks
Arundel Mills – Baltimore, MD	2000	1,238,000	725,000	513,000	—	23,969,328	16	Bass Pro Outdoor World, H&M, Medieval Times Dinner & Tournament, Muvico Theatres and Off 5th — Saks Fifth Avenue
Colorado Mills – Denver, CO	2002	1,101,000	535,000	566,000	181,000	17,680,890	10	Borders, Books and Music, Last Call-Neiman Marcus, Off 5th — Saks Fifth Avenue, Target and United Artists Theatres
Concord Mills – Charlotte, NC	1999	1,278,000	722,000	556,000	—	20,832,156	17	AMC Theatres, Bass Pro Outdoor World, Bed, Bath & Beyond, NASCAR Speedpark and Off 5th — Saks Fifth Avenue
Discover Mills – Atlanta, GA	2001	1,103,000	595,000	508,000	—	14,516,216	11	Bass Pro Outdoor World, Burlington Coat Factory, Last Call-Neiman Marcus, Off Broadway Shoes and Off 5th — Saks Fifth Avenue
Franklin Mills – Philadelphia, PA	1989	1,751,000	1,140,000	611,000	210,000	18,288,834	18	AMC Theatres, Burlington Coat Factory, H&M, Last Call-Neiman Marcus and Off 5th — Saks Fifth Avenue
Grapevine Mills – Dallas/Ft. Worth TX	1997	1,601,000	1,082,000	519,000	—	22,564,591	21	AMC Theatres, Bass Pro Outdoor World, Last Call-Neiman Marcus, Off 5th — Saks Fifth Avenue and Sega Gameworks
Great Mall of the Bay Area – Silicon Valley, CA	2003	1,282,000	642,000	640,000	—	18,836,199	11	Burlington Coat Factory, Dave & Busters, Linens "N Things, Off 5th — Saks Fifth Avenue and Old Navy
Gurnee Mills – Chicago, IL	1991	1,624,000	990,000	634,000	251,000	18,753,843	15	Bass Pro Outdoor World, Burlington Coat Factory, Circuit City, Kohl's, and Off 5th — Saks Fifth Avenue
Katy Mills – Houston, TX	1999	1,218,000	632,000	586,000	—	17,464,150	14	AMC Theatres, Bass Pro Outdoor World, Burlington Coat Factory, Marshalls and Off 5th — Saks Fifth Avenue
Ontario Mills – Los Angeles, CA	1996	1,484,000	965,000	519,000	125,000	22,877,769	23	AMC Theatres, Dave & Busters, Nike Factory Store, Nordstrom Rack and Off 5th — Saks Fifth Avenue

Opry Mills – Nashville, TN	2000	1,123,000	595,000	528,000	—	20,816,761	16	Barnes & Noble, Bass Pro Outdoor World, Gibson Guitar, Off 5th — Saks Fifth Avenue and Regal Cinemas
Potomac Mills – Washington, DC	1985	1,498,000	872,000	626,000	80,000	21,432,119	18	AMC Theatres, H&M, L.L. Bean Factory Store, Nordstrom Rack and Steve & Barry's University Sportswear
St. Louis Mills – St. Louis, MO	2003	1,032,000	527,000	505,000	—	11,200,763	9	Bed, Bath & Beyond, Burlington Coat Factory, Circuit City, NASCAR Speedpark and Regal Cinemas
Sawgrass Mills – Ft. Lauderdale, FL	1991	2,072,000	1,250,000	822,000	282,000	33,165,911	17	Last Call-Neiman Marcus, Marshalls, Nordstrom Rack, Off 5th — Saks Fifth Avenue and Regal Cinemas

Mills Landmark Centers – Totals		20,632,000	11,978,000	8,654,000	1,129,000	302,632,741	233
21st Century Retail and Entertainment Centers
The Block at Orange – Los Angeles, CA	1998	659,000	385,000	274,000	—	15,027,755	10	AMC Theatres, Borders Books and Music, Dave & Busters, Lucky Strike Lanes and Off 5th — Saks Fifth Avenue
Broward Mall – Ft. Lauderdale, FL	2003	998,000	717,000	281,000	717,000	8,546,757	4	Burdines, Dillards, JC Penney, Sears
Del Amo Fashion Center – Los Angeles, CA	2003	2,095,000	1,389,000	706,000	785,000	19,905,134	11	Barnes & Noble, JC Penney, Macy's, Robinsons-May and Sears
Dover Mall – Wilmington, DE	2003	887,000	647,000	240,000	332,000	6,126,157	5	Boscov's, Carmike Cinema, Old Navy, Sears and Strawbridge's
The Esplanade – New Orleans, LA	2003	901,000	544,000	357,000	498,000	7,629,697	3	Dillards, Macy's and Mervyns
Galleria at White Plains – White Plains, NY	2003	882,000	608,000	274,000	329,000	10,269,846	3	H&M, Sears and Macy's
Gwinnett Place – Atlanta, GA	2003	1,278,000	844,000	434,000	720,000	12,488,612	5	JC Penney, Macy's, Parisian, Rich's, Sears
Northpark Mall – Jackson, MS	2003	961,000	647,000	314,000	647,000	8,703,583	4	Dillards, Gayfers, JC Penney and McRae's
Riverside Square – Hackensack, NJ	2002	627,000	425,000	202,000	293,000	5,731,181	3	Bloomingdales, Pottery Barn and Saks Fifth Avenue
Town Center at Cobb – Atlanta, GA	2003	1,273,000	851,000	422,000	723,000	14,056,513	5	JC Penney, Macy's, Parisian, Rich's and Sears

21st Century Retail and Entertainment Centers – Totals		10,561,000	7,057,000	3,504,000	5,044,000	108,485,235	53
International Retail and Entertainment Center
Madrid Xanadú – Madrid, Spain	2003	1,393,000	970,000	423,000	376,000	20,584,110	15	Bule Bar, C&A/Clockhouse, Chiqui Park/Pizza Jardin, Cinesa, El Corte Inglés, Forum, Formula O, H&M, Hipercor, Neverland Park, San Luis, Tazz and Zara

Total Portfolio		32,586,000	20,005,000	12,581,000	6,549,000	$431,702,086	301

              At December 31, 2003, the occupancy rate for our portfolio of properties was 93.3%. Occupancy includes all spaces leased for which rent is being earned as of December 31, 2003, excluding leases with an original term of less than one year.

Our Joint Venture Operating Properties

              We own a significant number of our properties through various joint ventures. Most of our joint venture properties are owned through joint ventures with Kan Am and its affiliates. Our Kan Am joint venture agreements typically provide for the following material economic terms and rights:

  •
  preferred returns of 9% or 11% on each partner's capital contribution;

  •
  distribution of remaining operating cash flow based on the partners' residual sharing percentages after payment of preferred returns;

  •
  distribution of proceeds upon a major capital event (such as a sale of the property or receipt of proceeds from a refinancing) to the partners so that the partners will receive, in the following order, (a) their respective accumulated but unpaid preferred returns, (b) their unreturned capital contributions and (c) the remaining residual cash, if any, based on their residual sharing percentages;

  •
  management by us of the property subject to Kan Am's approval on certain major decisions such as refinancing or sale of a property; and

  •
  buy-sell rights that become exercisable at specified times following a specified anniversary after the grand opening of the property that would enable (a) us to require Kan Am to sell its interest to us for cash or partnership units of Mills LP, at Kan Am's election, or (b) Kan Am to require us to acquire its interest for cash or partnership units of Mills LP, at our election, but in either case, the applicable joint venture agreement provides that the purchase price for Kan Am's interest in the property will be calculated based on the fair market value of such property.

              We own Arizona Mills through a joint venture with Taubman Realty and own Madrid Xanadú through a joint venture with Parecelatoria De Gonzalo Chacün S.A., or PGC. Our Arizona Mills joint venture agreement does not provide for any preferred return but it contains a forced sale mechanism that would permit us or Taubman to cause the property to be sold pursuant to an agreed-upon procedure if we and Taubman are unable to agree to a specified major decision. This right is currently exercisable by either party.

              The Madrid Xanadú project is comprised of two separate joint ventures with PGC—a joint venture that owns the retail and leisure component of the property and a joint venture that owns the Snow Dome, an indoor ski facility. The joint venture agreement for the Snow Dome joint venture provides for a preferred return to PGC and the joint venture agreement for each joint venture contains a put-call provision that gives PGC the right to require us to purchase its interests in both joint ventures.

              The following table provides a summary of the key terms and rights of our real estate joint venture properties:

Project	Priority Return	Our Residual Sharing Percentage	Our Capital Contribution Percentage	Earliest date when buy-sell right can Be exercised	Principal Joint Venture Partners
Mills Landmark Centers:
Arizona Mills	NA	50.0%	50.0%	(1)	Taubman Realty
Arundel Mills	9%	59.3%	39.5%	2010	Kan Am
Colorado Mills	9%/11%(2)	56.3%	37.5%	2007	Kan Am, Stevinson
Concord Mills	9%	59.3%	39.5%	2009	Kan Am
Discover Mills	9%	50.0%	—	2011	Kan Am
Grapevine Mills	9%	59.3%	39.5%	2007	Kan Am
Great Mall of the Bay Area	9%	75.0%	49.0%	(1)	Kan Am Grund
Katy Mills	9%	62.5%	25.0%	2009	Kan Am
Ontario Mills	9%	68.8%	43.8%	(1)	Kan Am
St. Louis Mills	11%	75.0%	50.0%	2008	Kan Am
21st Century Retail and Entertainment Centers
The Block	9%	50.0%	—	2008	Kan Am
Gwinnett Place	NA	50.0%	50.0%	NA	Simon Property Group
Town Center at Cobb	NA	50.0%	50.0%	NA	Simon Property Group
International Retail and Entertainment Center
Madrid Xanadú	9%/11%(3)	66.7%	66.7%	(4)	Parecelatoria De Gonzalo Chacün S.A.(PGC)

(1)
Currently exercisable at specified times.

(2)
We and our joint venture partners earn a 9% priority return on predetermined amounts of contributed capital. Any capital required in excess of the predetermined amounts earns an 11% priority return.

(3)
We and PGC own the retail project and the Snow Dome through two separate joint ventures. The table shows our residual sharing and capital contribution percentages for the retail joint venture. Our residual sharing and capital contribution percentages for the Snow Dome joint venture are 33.3%. We and PGC each receive a 9% priority return on predetermined amounts of contributed capital at the Snow Dome joint venture. Any capital contribution required in excess of the predetermined amounts earns an 11% priority return. We alone earn a 9% priority return in the retail project joint venture.

(4)
Following the grand opening but prior to the third anniversary of the grand opening, PGC has the right to require us to purchase PGC's interest in both the retail and the Snow Dome projects for a minimum purchase price of Euro 35.0 million (equivalent of US $44.0 million based on the exchange rate in effect as of December 31, 2003), which purchase price may be adjusted upward depending on the financial performance of the projects. After the third, but prior to the fifth, anniversary of the grand opening, PGC has the right to require us to purchase its interest in the retail project, and concurrently, we have the option to cause PGC to sell to us its interest in the Snow Dome project.

Diversified Tenant Base

              Because our properties contain various retail formats under one roof, we believe that our tenant base represents one of the more diversified mixes of retailers in the industry. We have an average of 148 tenants per property and no single tenant accounted for more than 2.4% of our base rent or 5.0% of our aggregate GLA as of December 31, 2003. We further believe that the overall financial stability of our tenant base is strong given the diversity of our retailers and the large number of manufacturer outlet tenants.

              The following table sets forth certain information with respect to our ten largest tenants (measured by 2003 base rent) at our properties as of December 31, 2003:

Tenant	% of Base Rent	% of Leased GLA	# of Stores
AMC Theatres	2.4%	2.3%	7
The GAP(1)	2.4%	2.2%	49
Jillian's(2)	1.9%	1.4%	7
The TJX Companies, Inc.(3)	1.8%	2.8%	18

Burlington Coat Factory Group	1.4%	5.0%	16
Limited, Inc.(4)	1.1%	.6%	27
Bass Pro Outdoor, LP	1.1%	3.9%	8
Rack Room Shoes, Inc.(5)	1.0%	.8%	18
Saks Fifth Avenue	1.0%	2.2%	17
JC Penneys	.9%	4.2%	10

	15.0%	25.4%	177

(1)
Includes The GAP, GAP Kids, Banana Republic and Old Navy.

(2)
Jillian's occupies anchor spaces at seven of our projects. At two of these projects, Jillian's has not made certain lease payments. We do not believe that the aggregate amount of the delinquent lease payments has had or will have a material impact on our financial results.

(3)
Includes TJ Maxx and Marshalls.

(4)
Includes Bath and Body Works, The Limited, Express and Victoria's Secret.

(5)
Includes Off Broadway Shoes and Rack Room Shoes.

Lease Expiration

              The following table summarizes the leases at our properties that will expire in each of the next ten years and thereafter assuming that none of the tenants exercise their renewal options. Annualized minimum rent is based on the monthly contractual minimum rent in effect on December 31, 2003. The following table does not include leases for anchor tenants that occupy more than 50,000 square feet of GLA at our 21st Century Retail and Entertainment Centers and 6.8 million square feet of tenant owned GLA and 0.6 million square feet of ground leases.

		Leased Area		Minimum Rent
Year	# of Leases Expiring	Square Feet	Percent	Annualized	Percent	Average per Square Foot
2004	525	2,303,530	9.94%	$45,146,431	10.26%	$19.60
2005	463	1,786,022	7.71%	42,844,521	9.73%	23.99
2006	445	1,850,774	7.99%	42,826,293	9.72%	23.14
2007	413	1,640,704	7.08%	38,105,406	8.66%	23.23
2008	375	2,072,997	8.95%	39,574,421	8.99%	19.09
2009	256	1,960,933	8.46%	33,718,268	7.66%	17.20
2010	319	2,376,466	10.26%	43,528,159	9.89%	18.32
2011	250	1,454,826	6.28%	31,883,118	7.24%	21.92
2012	226	1,841,463	7.95%	29,277,172	6.65%	15.90
2013	328	1,853,159	8.00%	36,983,231	8.40%	19.96
After 2013	183	4,025,344	17.38%	56,331,711	12.80%	13.99

	3,783	23,166,218	100.00%	$440,218,731	100.00%	$19.00

Development Pipeline

              Our development pipeline consists of projects under construction and projects under development as more fully described below. A project is deemed to be under development if we have, at a minimum, performed substantive due diligence on the feasibility and desirability of constructing the project.

    Projects Under Construction

              We currently have three projects under construction, which we expect will have an aggregate of approximately 3.7 million square feet of GLA upon completion. Estimated total development costs for these projects is approximately $534 million. The estimated development costs will be funded through construction loans and joint venture partners'

and our equity contributions. The following table sets forth some information with regard to these projects as of December 31, 2003 (dollars in millions):

	Anticipated Opening Date	Approx. GLA	Estimated Aggregate Project Cost	Required Equity from Company	Company's Equity to Date	Anchor Store Tenant Commitments	Percentage Pre-leased
Cincinnati Mills (1) Cincinnati, OH	August 2004	1,484,000	$137	$28	$28	10	66.4%
Vaughan Mills (2) Toronto, Canada	Fall 2004	1,139,000	$223	$35	$35	8	56.8%
Pittsburgh Mills (3) Pittsburgh, PA	Spring 2005	1,090,000	$174	$31	$22	1	7.2%

(1)
Cincinnati Mills is in redevelopment and has remained open during construction. As such, anchor store tenant commitments and the percentage pre-leased include tenants currently open. We have contributed the total equity required for this project.

(2)
The Company has contributed the total equity required for this project. The functional currency for Vaughan Mills is Canadian Dollars. The aggregate project cost is estimated at C$289 million.

(3)
Leasing efforts have begun and several letters of interest from possible anchor stores have been received

              The following is a brief description of the three projects currently under construction:

              Cincinnati Mills – Cincinnati, Ohio.    We purchased 100% of Cincinnati Mills (formerly known as Forest Fair Mall) located in Cincinnati, Ohio in September 2002 and are currently redeveloping the mall. The grand re-opening will occur in August 2004. All current anchor stores are open during the renovation. In February 2004, we refinanced the then-existing mortgage debt on Cincinnati Mills with a new $122.0 million construction loan that we fully guarantee. The new loan matures in February 2007 and bears interest at LIBOR plus 200 basis points. To reduce our exposure to a potential rise in interest rates, we obtained two interest rate swaps that effectively fix the interest rate on the loan at 4.42% on a notional amount of $57.0 million through November 2004 and 5.88% on the same notional amount from December 2004 through October 2006.

              Vaughan Mills – Toronto, Canada.    This Landmark Mills Center is being developed jointly by us and Ivanhoe Cambridge, a shopping center developer/manager based in Montreal, Canada. Site construction began in June 2003 and anchor leases have been signed with Burlington Coat Factory, NASCAR Speedpark, H&M, The Children's Place, Bass Pro Shops Outdoor World and Lucky Strike Lanes for the project. In addition, we have obtained commitments from Winners, LaSenza & Tommy Hilfiger for additional anchor spaces. We anticipate opening the project in Fall 2004. The 180-acre site is located in the City of Vaughan, which is approximately 20 miles north of downtown Toronto, Canada.

              We and Ivanhoe Cambridge each own an undivided 50% interest in Vaughan Mills as tenants in common. Pursuant to a co-ownership agreement with Ivanhoe Cambridge, each party will receive a proportionate share of all revenues received from the project and will be responsible for the payment of a proportionate share of all expenses associated with the project. At any time following the fourth anniversary of the opening of the project, we or Ivanhoe Cambridge may exercise a buy-sell provision pursuant to which the offering party can require that the other party either purchase for cash the entire interest of the offering party in the project, or sell to the offering party the interest of such other party. In March 2004, we obtained a $143.0 million (C$190.0 million) construction loan from an affiliate of Ivanhoe Cambridge. The loan bears interest at CDOR plus 2.25% and matures in 2006 with a one-year extension option.

              Major decisions with respect to the project will require our approval and that of our joint venture partner. Disputes over decisions generally are subject to arbitration, but certain specified major decisions, such as the financing, sale or redevelopment of the project, the budget for the construction of the project and the initial decision to proceed with construction of the project, are not subject to arbitration.

              Pittsburgh Mills – Pittsburgh Mills.    In December 2002, Mills-Kan Am Pittsburgh Limited Partnership ("Mills-Kan Am Pittsburgh") and A.V. Associates Limited Partnership ("AV Associates") entered into a partnership agreement for the development of Pittsburgh Mills, which will be located on approximately 313 acres of land in Frazer Township, Pennsylvania.

              AV Associates contributed a portion of the land on which the mall will be situated and the rights to acquire the remaining land that will be used for the mall, as its initial capital contribution. The currently agreed value of these contributions is approximately $9.7 million, which value may be reduced under certain circumstances. Mills-Kan Am

Pittsburgh has the option to fund any additional capital necessary for the development of the project until the one year anniversary of opening. If Mills-Kan Am Pittsburgh does not elect to fund additional capital prior to the one year anniversary of opening or if additional capital is required after such one year anniversary date, each partner will have the option, but not the obligation, to fund any such additional capital with Mills-Kan Am Pittsburgh funding 75% and AV Associates funding 25%. AV Associates will receive a construction period preference equal to 5.5% and a priority return during operations equal to 11% per annum on its qualifying initial capital contribution and 14% per annum on its qualifying additional capital contributions. Mills-Kan Am Pittsburgh will receive a cumulative construction period preference equal to 11%, a priority return during operations equal to 11% per annum on its qualifying initial capital contributions and 14% per annum on its qualifying additional capital contributions. Any residual cash flow after preference payments and after repayment of all capital contributions will be distributed 75% to Mills-Kan Am Pittsburgh and 25% to AV Associates.

              Commencing one year after the opening and terminating three years after the opening, AV Associates may elect to convert a certain portion of its partnership interest in Pittsburgh Mills Limited Partnership to cash or limited partnership units of Mills LP, at our election. In addition, if, after the opening of Pittsburgh Mills and prior to the exercise of the AV Associates' conversion right described above, a dispute arises regarding a "Major Decision," as defined in the partnership agreement, either Mills-Kan Am Pittsburgh or AV Associates can exercise a buy-sell right. Pursuant to the buy-sell provision, the partner receiving a buy/sell notice can elect to either purchase the other partner's interest in the project or sell its interest in the project to the other party. In addition, commencing on the five year anniversary of opening, AV Associates may put, and Mills-Kan Am Pittsburgh may call, all of AV Associates' remaining partnership interest for a purchase price to be paid in cash or limited partnership units of Mills LP, at our option. The purchase price will be based on the fair market value of the property.

              Mills-Kan Am Pittsburgh, through which we will operate our interest in the Pittsburgh Mills project, is a limited partnership between us and Kan Am. Each partner is required to fund 50% of Mills-Kan Am Pittsburgh's initial capital contribution. We anticipate that the total capital to be contributed by Mills-Kan Am Pittsburgh to Pittsburgh Mills will be $63.4 million. As of December 31, 2003, we and Kan Am had contributed $22.3 million and $25.0 million, respectively, to Mills-Kan Am Pittsburgh, of which $46.6 million had been contributed to Pittsburgh Mills Limited Partnership.

              Under the terms of the Mills-Kan Am Pittsburgh limited partnership agreement, each partner will receive on a pro rata basis a cumulative construction period preference and a priority return during operations equal to 11% per annum on its unreturned capital contributions. Any residual cash flow after preference payments will be distributed 75% to us and 25% to Kan Am. Proceeds from a major capital event, such as the sale of the property, will be distributed 75% to us and 25% to Kan Am after the payment of any accrued but unpaid preferences and the return of all capital contributions. Commencing with the grand opening of the project, we will be entitled to receive an annual asset management fee that will be cumulative and will be payable solely out of Kan Am's share of cash flow or proceeds received for certain capital and other events after all priority returns are paid.

              We will guarantee Kan Am's portion of construction debt until qualified permanent financing is secured for the project. In addition, we will guarantee all of Kan Am's construction period preference until the grand opening of the project but Kan Am's construction period preference that we guarantee will decrease from 11% to 9% during the period between the grand opening and the time of the qualified permanent financing.

              Kan Am will have the right to require the joint venture to redeem Kan Am's interest in the joint venture if specified conditions have not been met by a "redemption date," in exchange for the sum of Kan Am's total equity investment plus any unpaid construction period preference payments. The "redemption date" is June 30, 2005 or twelve months following the date that Kan Am has fully contributed its required equity to the joint venture. This redemption obligation is guaranteed by us. The specified conditions include the closing and initial funding of the construction loan, and the receipt of proceeds from public financings. We expect these conditions to be satisfied in the spring of 2005, but no assurance can be given that such conditions will be satisfied by that date.

              At specified times following the fifth anniversary of the opening of Pittsburgh Mills, or, if earlier, upon our change in control, either we or Kan Am can exercise a buy-sell right. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the joint venture entity. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the joint venture entity. Only Kan Am may invoke the buy-sell right in the event of our change in control.

    Projects Under Development

              In addition to the three projects currently under construction, we are also actively pursuing the development of other projects. These projects are in various levels of the due diligence stage during which we determine site/demographic viability, negotiate tenant commitments and work through third-party approval processes. Generally, we will not begin construction on these projects until we have completed our due diligence and have obtained significant pre-leasing commitments. While we currently believe that these projects will ultimately be completed, we cannot assure you that they will actually be constructed or that they will have any particular level of operational success or ultimate value. The following is a brief description of our current development projects:

              Meadowlands Xanadu – East Rutherford, New Jersey.    In December 2003, we executed a redevelopment agreement with the New Jersey Sports & Exposition Authority (the "NJSEA") pursuant to which we will redevelop the Continental Arena site in East Rutherford, New Jersey. We have teamed with Mack-Cali Realty Corporation, a leading owner and manager of class A office properties located primarily in the Northeast United States ("Mack-Cali"), and the New York Giants football organization. We are currently working with the NJSEA and other government agencies to finalize a ground lease for the site and we plan to begin construction by the third quarter of 2004.

              Upon completion, Meadowlands Xanadu will include a family entertainment and recreation complex with five themed zones and an office and hotel component with four office buildings and a 520-room hotel with conference and exhibition facilities totaling 4.8 million square feet. The Meadowlands Xanadu proposal features the Snow Dome, America's first year-round indoor Alpine ski resort with real snow and chair lifts, and additional active and spectator activities. We have commenced leasing and licensing activities. We expect to announce additional tenant commitments later in 2004.

              Meadowlands Xanadu will be developed by a joint venture between affiliates of Mack-Cali and Meadowlands Mills Limited Partnership (the "Meadowlands Mills/Mack-Cali LP"). Upon formation, in exchange for certain contributions and pre-formation expenditures, Meadowlands Mills Limited Partnership received an initial capital account credit of approximately $134,000,000 and Mack-Cali received an initial capital account credit of approximately $290,000. Meadowlands Mills Limited Partnership, the entity through which we and Kan Am will hold our respective interests in the project, is obligated to contribute 80% of all additional capital to Meadowlands Mills/Mack-Cali LP up to a maximum of 40% of net project costs, and Mack-Cali is obligated to contribute 20% of all additional capital (with certain exceptions) to Meadowlands Mills/Mack-Cali LP up to a maximum of $32,500,000. Each of Meadowlands Mills Limited Partnership and Mack-Cali receives a cumulative preference equal to 9% on its capital contributions. Any residual cash flow after preference payments, repayment of all capital contributions and payment to the owner of the New York Giants football organization, as described above, will be distributed 80% to Meadowlands Mills Limited Partnership and 20% to Mack-Cali.

              Meadowlands Mills Limited Partnership is the managing general partner and Mack-Cali Meadowlands Special LLC is the special general partner of Meadowland Mills/Mack-Cali LP, with rights to approve certain "Major Decisions" of the partnership. All disputes arising under the partnership agreement are required to be submitted to mediation and, if necessary after such mediation, submitted to arbitration.

              Commencing three years after the opening, either Meadowlands Mills Limited Partnership or Mack-Cali may sell its partnership interest to a third party subject to the following provisions:

  •
  Meadowlands Mills Limited Partnership has certain "drag-along" rights and Mack-Cali has certain "tag-along rights" in connection with such sale of interest to a third party; and

  •
  Meadowlands Mills Limited Partnership has a right of first refusal with respect to a sale by Mack-Cali of its partnership interest.

              In addition, commencing on the sixth anniversary of opening, Mack-Cali may cause Meadowlands Mills Limited Partnership to purchase, and Meadowlands Mills Limited Partnership may cause Mack-Cali to sell to Meadowlands Mills Limited Partnership, all of Mack-Cali's partnership interests at a price based on the fair market value of the project.

              The partnership agreement for Meadowlands Mills/Mack-Cali LP contemplates that Meadowlands Mills Limited Partnership will develop the entertainment/retail portion of the project and that Mack-Cali may elect to develop the hotel and office portions of the project. If Mack-Cali so elects, then Mack-Cali is obligated to contribute 80% of all required equity and Meadowlands Mills Limited Partnership is obligated to contribute 20% of all required equity and Mack-Cali and Meadowlands Mills Limited Partnership will have residual sharing percentages of 80% and 20%, respectively, after payment of all preferred returns and return of capital. If Mack-Cali does not elect to develop the hotel and office portions, Meadowlands Mills Limited Partnership may develop the hotel and office portions with or without a third party partner or sell the leasehold rights in the hotel and office land parcels. If Meadowlands Mills Limited Partnership elects to develop the hotel and office portions, then Mack-Cali may elect to participate in such development with an obligation to fund 20% of all required equity and will receive a residual sharing percentage of 20% after payment of all preferred returns and return of capital.

              Meadowlands Mills Limited Partnership is a joint venture between us and Kan Am. Meadowlands Mills Limited Partnership has also entered into agreements with Empire, Ltd., the current owner of the "Empire Tract" and Bennett S. Lazare, Esq. pursuant to which Empire, Ltd. and Mr. Lazare have the right to become limited partners in the partnership with a combined twenty percent (20%) limited partnership interest. As of December 31, 2003, we had invested $144.0 million, including capitalized interest, in Meadowlands Mills Limited Partnership. Of the amount we had invested as of December 31, 2003, $72.0 million is an advance to Meadowlands Mills Limited Partnership. Kan Am's invested capital in Meadowlands Mills Limited Partnership was $24.0 million as of December 31, 2003. The Meadowlands Mills Limited Partnership agreement provides for Kan Am's right to require Meadowlands Mills Limited Partnership to redeem its interest in the joint venture if a construction loan is not obtained by June 30, 2005.

              In conjunction with the formation of Meadowlands Mills Limited Partnership, we acquired a mortgage interest in a 587-acre tract of land commonly known as the "Empire Tract" which is adjacent to the Continental Arena site. The executed redevelopment agreement with the NJSEA provides that the Meadowlands Mills/Mack-Cali LP will convey the Empire Tract to the State of New Jersey for establishment of a wetlands mitigation area. The rights of Meadowlands Mills Limited Partnership in the Empire Tract were contributed to the Meadowlands Mills/Mack-Cali LP and certain proceeds of the sale of the Empire Tract are to be paid to Meadowland Mills Limited Partnership to recover its investment in the Empire Tract prior to the payment of the preferences on unreturned capital contributions to Meadowlands Mills Limited Partnership and Mack-Cali.

              Pursuant to the Meadowlands Mills Limited Partnership agreement, we and Kan Am each are entitled to receive a cumulative construction period preference and a priority return during operations equal to 9% per year. Payment of the construction period preference to Kan Am is guaranteed by us until substantial physical completion of construction of the project and the closing of a permanent loan and the payment of the construction period preference is payable to us solely out of proceeds of the construction loan to the extent permitted by the loan documents. At specified times following the tenth anniversary of the project's opening, either we or Kan Am can exercise a buy-sell provision. Pursuant to the buy-sell provision, we can require Kan Am to sell to us for cash or limited partnership units of Mills LP, at Kan Am's election, Kan Am's entire interest in the partnership. Also, pursuant to the buy-sell provision, Kan Am can require us to acquire for cash or limited partnership units of Mills LP, at our election, Kan Am's entire interest in the partnership at a price based on the fair market value of the project.

              Del Amo – Los Angeles, California.    We are currently pursuing a plan to redevelop our Del Amo Fashion Center which will include the addition of new department store anchors, introduction of additional tenants with higher price points than the property's current tenants and the demolition of the vacant wing formerly anchored by Montgomery Ward. The vacant wing will be replaced by an open air retail and entertainment wing. In addition, we anticipate that we will sell a parcel of land at the property to a residential developer who intends to build a multifamily building on the site.

              Sawgrass – Ft. Lauderdale, Florida.    We are currently pursuing a redevelopment program at Sawgrass Mills to incorporate improved lighting, painting and directional signage. We are also contemplating the addition of an open-air promenade to the property.

              San Francisco Piers 27-31 – San Francisco, California.    In April 2001, the San Francisco Port Commission awarded us the exclusive right to negotiate for a long-term lease on Piers 27-31 on the San Francisco waterfront by which to develop a 21st Century Retail and Entertainment Center full-price mixed-use retail, office, entertainment and recreation project. These negotiations have begun and are ongoing. Concurrently, entitlements at the state and local level are proceeding.

              108 North State Street – Chicago, Illinois.    In June 2002, we were selected by the City of Chicago to negotiate the development of Block 37 (108 N. State Street), a key city block opposite the Marshall Fields department store in downtown Chicago, as a 21st Century Retail and Entertainment Center mixed-use project including retail, office, residential and hotel uses. Negotiations for this development are ongoing. We are in discussion with tenants for the retail portion of the project and are negotiating with an office developer to develop the office portion of the project.

              In addition to the projects discussed above, we are also conducting due diligence on several other proposed sites for future projects, including sites in Cleveland, Ohio; Woodbridge, Virginia; Boston, Massachusetts; Tampa, Florida; and San Francisco, California. We are also reviewing other potential retail and entertainment development opportunities internationally. For example, we are exploring follow-on opportunities beyond Madrid Xanadú for sites in and around Seville, Bilbao, Valencia and Barcelona, Spain. In addition, we are pursuing an opportunity in Glasgow, Scotland, and in Italy, our efforts are concentrated on several well-located sites in Milan, suburban Florence and Rome.

Item 3. Legal Proceedings

        We do not believe that there are any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which we are a party or to which any of our properties is subject.

              On March 27, 2003, Hartz Mountain Industries, Inc. filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin NJSEA from entering into a contract with Mack-Cali Realty Corporation and us for the redevelopment of the Continental Arena site. On May 1, 2003, the court ruled that no injunction should be issued and that Hartz Mountain would be required to exhaust its administrative remedies through a protest filed with the NJSEA before bringing the issue to court. Hartz Mountain has appealed the court's order. On September 10, 2003, the NJSEA ruled against Hartz Mountain and Westfield America, Inc., which had also protested the NJSEA's decision, in separate protest hearings filed by them. Hartz Mountain, Westfield and four taxpayers have each filed appeals from the action taken by the NJSEA. In January 2004, Hartz Mountain and Westfield also appealed the NJSEA's approval and execution of the Redevelopment Agreement with Mack-Cali and us. All of these cases are now pending unresolved in the Superior Court of New Jersey, Appellate Division. We believe that our proposal fully complied with applicable laws and the request for proposals and that the NJSEA acted properly in entering into the Redevelopment Agreement with us, and we plan to vigorously enforce our rights concerning this project. We do not believe that these lawsuits will have any material effect on our ability to develop the project.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Market Information

              Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "MLS". The following table sets forth, for each quarterly period during the last two years, the high and low closing sale prices per share of our common stock as reported on the NYSE and the dividends per share that we paid. We have made consecutive quarterly distributions since our initial public offering in 1994. As of March 1, 2004, there were 1,081 stockholders of record.

2003	High	Low	Dividends
First Quarter	$31.59	$27.55	$0.5475
Second Quarter	34.15	31.31	0.5650
Third Quarter	39.35	33.77	0.5650
Fourth Quarter	44.00	39.58	0.5650

			$2.2425

2002
First Quarter	$28.46	$26.00	$0.5325
Second Quarter	31.00	26.87	0.5475
Third Quarter	30.47	25.25	0.5475
Fourth Quarter	29.90	26.80	0.5475

			$2.1750

              In February 2004, our board of directors approved an increase in our quarterly dividend rate to $0.595 per share of common stock commencing with our dividend for the first quarter of 2004 which is payable in May 2004. Our ability to make dividend distributions depends on a number of factors, including net cash provided by operating activities, financial condition, capital commitments, debt repayment schedules and other factors. Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors out of any funds legally available for that purpose.

              In order to qualify as a REIT, we are required to make dividend distributions to our stockholders. The amount of these distributions must equal at least:

  •
  the sum of (A) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property, minus

  •
  the sum of certain non-cash income items over 5 percent of our "REIT taxable income" (computed without regard to dividends paid, deductions and our net capital gain).

              For federal income tax purposes, dividend distributions may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Dividend distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder's basis in the shares of common stock and will not be taxable to the extent that the dividend distribution equals or is less than the stockholder's basis in the stock. To the extent a dividend distribution exceeds both current and accumulated earnings and profits and the stockholder's basis in the stock, that dividend distribution will be treated as a gain from the sale or exchange of that stockholder's stock. Every year, we notify stockholders of the taxability of our dividend distributions paid during the preceding year.

              The following table sets forth the approximate taxability of common stock dividend distributions paid in 2003 and 2002 on a per share basis:

	2003	2002
Ordinary income	$1.0764	$0.7471
Capital gain	0.1569	0.1229
Return of Capital	1.0092	1.3050

	$2.2425	$2.1750

Item 6. Selected Financial Data

        The following table sets forth selected consolidated financial data for us, including Mills LP and our subsidiaries. Our historical financial data should be read in conjunction with the consolidated financial statements and accompanying notes and the discussion set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this Form 10-K.

	Years Ended December 31,
	2003	2002	2001	2000	1999
OPERATING DATA:
REVENUES:
Minimum rent	$213,683	$119,568	$100,642	$102,230	$104,407
Percentage rent	5,636	2,267	1,518	2,891	3,677
Recoveries from tenants	107,716	58,123	50,975	52,006	51,680
Other property revenue	27,769	15,748	15,211	10,314	8,778
Management fee income from unconsolidated joint ventures	11,784	10,925	10,436	8,445	4,891
Other fee income from unconsolidated joint ventures	4,542	8,856	8,097	8,637	8,647

Total operating revenues	371,130	215,487	186,879	184,523	182,080

EXPENSES:
Recoverable from tenants	96,531	52,562	43,065	44,333	44,464
Other operating	12,724	6,281	5,684	5,362	6,184
General and administrative	24,666	17,736	17,352	15,691	12,416
Depreciation and amortization	89,691	48,405	36,675	37,779	34,164

Total operating expenses	223,612	124,984	102,776	103,165	97,228

	147,518	90,503	84,103	81,358	84,852
OTHER INCOME AND EXPENSE:
Equity in earnings of unconsolidated joint ventures	27,735	30,509	12,398	16,224	12,287
Interest income	11,518	7,440	4,048	4,868	2,605
Gain on sale of joint venture interests	9,191	—	6,420	18,370	—
Interest expense, net	(76,636)	(48,156)	(53,731)	(55,710)	(49,498)
Loss on extinguishment of debt	(550)	(1,260)	(16,624)	(3,147)	(2,762)
Other income (expense)	(1,605)	(653)	(2,307)	(4,210)	(1,643)
Foreign currency exchange gains, net	38,639	11,582	—	—	—

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	155,810	89,965	34,307	57,753	45,841
Minority interest, including Series D preferred unit distributions	(33,591)	(27,761)	(13,312)	(23,341)	(18,618)

INCOME BEFORE DISCONTINUED OPERATIONS	122,219	62,204	20,995	34,412	27,223
Discontinued operations, net of minority interest	93	271	247	8	—

NET INCOME	122,312	62,475	21,242	34,420	27,223
Series B, C and E Preferred Stock dividends	(27,798)	(2,555)	—	—	—

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$94,514	$59,920	$21,242	$34,420	$27,223

	Years Ended December 31,
	2003	2002	2001	2000	1999
EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$2.09	$1.67	$0.83	$1.48	$1.18
Discontinued operations	.01	0.01	0.02	—	—

Income per common share	$2.10	$1.68	$0.85	$1.48	$1.18

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$2.06	$1.65	$0.82	$1.47	$1.17
Discontinued operations	.01	0.01	0.02	—	—

Income per common share	$2.07	$1.66	$0.84	$1.47	$1.17

DIVIDENDS PAID PER COMMON SHARE (Unaudited):
Ordinary income	$1.08	$0.75	$—	$0.51	$0.97
Capital gains	.15	0.12	—	—	0.02
Return of capital	1.01	1.31	2.12	1.54	1.00

Dividends paid per common share	$2.24	$2.18	$2.12	$2.05	$1.99

OTHER DATA:
Cash flows provided by (used in):
Operating activities	$177,049	$93,387	$90,388	$78,386	$77,069
Investing activities	$(1,111,681)	$(573,078)	$(146,362)	$(78,042)	$(95,775)
Financing activities	$871,214	$549,510	$54,903	$7,068	$11,231
Mills LP Funds from operations (1)	$249,036	$167,781	$104,721	$101,785	$92,314
Mills LP Funds from operations available to common stock and unit holders (1)	$220,567	$165,226	$104,721	$101,785	$92,314
Diluted weighted average common shares outstanding	45,785	36,355	25,491	23,338	23,293
Diluted weighted average common shares and units outstanding	61,549	52,982	41,508	39,166	39,137
PORTFOLIO DATA (INCLUDING UNCONSOLIDATED JOINT VENTURES):
Total Portfolio GLA at end of period	32,586	20,400	18,261	17,047	16,679
Number of properties at end of period	26	17	16	14	22
BALANCE SHEET DATA:
Investment in real estate assets (before accumulated depreciation)	$3,491,038	$2,287,246	$1,552,692	$1,358,645	$1,236,471
Total assets	3,294,633	2,149,085	1,325,234	1,125,691	1,039,467
Mortgages, notes and loans payable	2,119,314	1,236,726	967,268	908,936	877,273
Minority interest	129,347	132,261	57,090	32,385	40,978
Stockholders' equity	854,778	544,273	96,740	47,934	60,027

(1)
We consider Funds From Operations ("FFO") to be a widely used financial measure among equity REITs that may provide a relevant basis for comparison among REITs. As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO is "net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis". For management analysis purposes, we adjust NAREIT defined FFO to exclude the effects of foreign currency exchange rate fluctuations reflected in net income arising primarily through the re-measurement process of translating foreign investment and advance accounts for inclusion in our U.S. dollar denominated accounts. Although we believe this adjustment presents FFO on a more comparable basis to FFO presented by other REITs, it is important to realize that our FFO computation may be significantly different from that used by other REITs and, accordingly, may, in fact, not be comparable. We offer this measure to assist the users of our financial statements in analyzing our performance; however, this is not a measure of financial performance under GAAP and should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations" contained elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Except as otherwise required by the context, references to "we," "us," "our," and the "Company" refer to The Mills Corporation and its subsidiaries, including The Mills Limited Partnership, and reference to the "Mills LP" refer to The Mills Limited Partnership, of which The Mills Corporation is the sole general partner. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and the Critical Accounting Policies outlined at the end of this section. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Risk Factors" contained elsewhere in this report.

Overview

              We are a fully integrated, self-managed real estate investment trust ("REIT") which engages in the ownership, development, redevelopment, leasing, acquisition, expansion and management of a portfolio of 26 retail and entertainment-oriented centers comprised of 15 Mills Landmark Centers, ten 21st Century Retail and Entertainment Centers and one International Retail and Entertainment Center. Through a subsidiary, we provide development, management, leasing and financial services to entities owned by our unconsolidated joint ventures.

Executive Summary

              We are engaged in the development, acquisition and operation of retail and entertainment real estate. Our primary source of revenue is tenant leases and so it is both the opportunity and challenge of our business to provide an environment where consumers are drawn to our properties providing tenants the opportunity to achieve success through high sales volumes. Properly defining the market area and its demographics, along with evaluating trends in where and how people shop, are key elements in identifying sites which can be successfully developed.

              The results of our operating properties are impacted by the supply and demand for retail space, the strength or weakness of consumer demand and the financial health of retail tenants. Management reviews the Funds From Operations ("FFO") of each property. Additional key measures we use to evaluate the performance of our operating properties are tenant sales volumes and sales per square foot, average rents, re-leasing spreads and occupancy rates.

              FFO is a supplemental measure of operating performance used by management. It is also a metric widely used in our industry. FFO is a non-GAAP measure and should be considered by investors to be a supplemental measure to GAAP performance measures such as revenues, net income and earnings per share.

              Interest rates are a critical factor in all facets of our business. Consistent with the real estate industry, we finance our projects with considerable debt so fluctuations in interest rates could have a significant impact on our results of operations. We attempt to mitigate our exposure to interest rate fluctuations by using long-term fixed rate or hedged to maturity debt on our stabilized properties and by hedging a significant portion of our floating rate debt.

              In acquiring a property we evaluate the property's historical tenant sales levels, average rents and re-leasing spreads. We also consider our ability to add value to the property by enhancing the tenant mix, adding dining and entertainment options and/or expansion and redevelopment opportunities. Our ability to finance the investment with debt and/or to bring in a joint venture partner is also considered.

              In 2002, we articulated a three-prong strategy of expanding beyond our Mills Landmark Centers to also focus on 21st Century Retail and Entertainment Centers and International Retail and Entertainment Centers. During 2003, our historical development pipeline produced St. Louis Mills; but we also acquired nine properties for a total purchase price of $1.3 billion and opened our first international project near Madrid, Spain. We anticipate additional projects in foreign countries. For foreign investments, we evaluate additional factors such as the ability to partner with local developers and financiers; the stability of the local economy; costs associated with foreign taxes, currency hedging strategies; statutory requirements; and local customs.

Operating Portfolio Data

              As noted above, we evaluate a number of factors for our operating properties. For our operating portfolio, which includes our unconsolidated joint ventures, all such 2003 factors were positive when compared to 2002:

  •
  Occupancy at comparable properties rose 70 basis points to 94.5%;

  •
  Comparable same center tenant sales per square foot rose $6 to $332;

  •
  Average rent per square foot rose $2.21 to $20.81; and

  •
  Re-leasing spreads, excluding properties in the initial lease up period, increased 52.9% to $12.14 for our anchor stores and 5.7% to $28.78 for our in-line retailers

              Comparisons are made for properties that we have owned and/or have been open for at least two years. Re-leasing spreads also exclude properties that are in an initial lease-up phase since there are no comparative prior rents.

              The improvements in all of the key operating metrics reflect the strength of consumer spending despite the overall lackluster performance of the U.S. economy in 2003 and the results of our remerchandising efforts. Tenant sales per square foot in excess of $300 are generally viewed in our industry as an indication of a well performing retail project. The re-leasing spreads for anchor tenants illustrate that when leases terminate we are able to re-lease the space to successful retailers at higher rents but even more importantly to tenants that may do much higher sales volumes thereby attracting more consumers to our projects and benefiting all of the retailers at the project.

Results of Operations

              In evaluating our results of operations on a consolidated basis from year-to-year, it is important to isolate the impact of properties opened, acquired or sold during either period. Since for our consolidated portfolio, over 90% of the increase in each property related line item is related to the growth in the portfolio, our discussion will focus on the portion of the increase or decrease related to our properties that we have owned and/or that have been open for at least two years ("Comparable Operations"). The acquisitions and developments are discussed in the Liquidity and Capital Resources portion of this discussion.

              The line items shown in the following tables are the items we think are important in understanding our operations and which had significant changes from year-to-year.

Comparison of Years ended December 31, 2003 and 2002

              The following table reflects key items from our audited statements of income (in millions):

	2003	2002	% Change
Revenues:
Property revenue	$354.8	$195.7	81.3%
Management and other fee income	16.3	19.8	(17.7)%

Total operating revenues	$371.1	$215.5

Operating Expenses:
Property operating expenses	$109.2	$58.9	85.4%
General and administrative expenses	24.7	17.7	39.5%
Depreciation and amortization	89.7	48.4	85.3%

Total operating expenses	$223.6	$125.0

Gain on sale of joint venture interests	$9.2	$—	NA

Interest income	$11.5	$7.4	55.4%

Interest expense, net	$76.6	$48.2	58.9%

Foreign currency exchange gains, net	$38.6	$11.6	232.8%

              Income before minority interest and discontinued operations increased $65.8 million or 73.1% in 2003 primarily due to properties acquired in late 2002 and during 2003, properties developed and placed in service in late 2002 and during 2003, foreign currency exchange gains and gains from sales of joint venture interests in some of our properties.

              Property revenue – property revenue increased $159.1 million or 81.3% from 2002 to 2003. Of the increase 7.2%, or $11.4 million, was contributed by our Comparable Operations and is attributable to a $9.2 million increase in minimum rent. Nearly half of the increase in minimum rent was contributed by Mainstreet, our push cart operation. Other increases in minimum rent were due to increased occupancy, higher rents and a full year of rents for tenants that moved into centers late in 2002.

              Management and other fee income – management and other fee income decreased $3.5 million or 17.7% from 2002 to 2003. While management fee income rose from our larger portfolio of unconsolidated joint ventures, development fees decreased $3.2 million in 2003 when compared to 2002. Development, leasing and financing fees are related to the timing of specific transactions and tend to have higher variability between periods.

              Property operating expenses – property operating expenses, which includes recoverable from tenants and other operating, increased $50.3, or 85.4%, from 2002 to 2003. Of the increase 5.8%, or $2.9 million, was related to our Comparable Operations.

              General and administrative expenses – general and administrative expenses increased $7.0 million or 39.5% from 2002 to 2003. Of the increase, $6.2 million is attributable to strengthening the corporate staff in terms of size, experience and knowledge base to better manage the larger portfolio and the growing complexities of property acquisitions, international operations and our multi-faceted development opportunities.

              Depreciation and amortization – depreciation and amortization increased 85.3%, or $41.3 million, of which $38.4 million is attributable to recently acquired and opened centers.

              Gain on sale of joint venture interests – during 2003, we conveyed partnership interests in four properties realizing an aggregate gain of $9.2 million.

              Interest income, net – interest income, net increased $4.1 million or 55.4% from 2002 to 2003. The increase is primarily attributable to interest earned on advances to Madrid Xanadú made late in 2002.

              Interest expense – interest expense increased $28.4 million or 58.9% from 2002 to 2003. New properties contributed $35.2 million of additional interest expense while another $3.8 million was incurred on our line of credit, which was utilized to fund advances to unconsolidated joint ventures and for development expenditures. Partially offsetting these increases was an increase in capitalized interest.

              Gain on foreign currency transactions – gain on foreign currency transactions increased $27.0 million or 232.8% from 2002 to 2003. The benefit results primarily from the strength of the Euro against the U.S. dollar. These gains result from re-measuring our investment and advance balances which are denominated in local currencies into the U.S. dollar for reporting purposes.

Unconsolidated joint ventures

              The following table reflects key items from the combined condensed results of operations of our unconsolidated joint ventures (in millions):

	2003	2002	% Change
Operating revenues	$347.9	$278.8	24.8%

Operating expenses	$216.2	$176.4	22.6%

Interest expense	$108.8	$82.5	31.9%

Other income (expense)	$12.1	$22.3	(45.7)%

Our equity in earnings	$27.7	$30.5	(9.2)%

              Net income decreased $8.2 million or 18.1% due primarily to lower land sales, the consolidation of Opry Mills following its acquisition in mid-2002, partially offset by increased net income from joint ventures acquired in 2003 and assets developed and placed in service in late 2002 and during 2003.

              Operating revenues – operating revenues increased $69.1 million or 24.8% from 2002 to 2003. The increase is primarily attributable to recently acquired and opened unconsolidated joint ventures.

              Operating expenses – operating expenses increased $39.8 million or 22.6% from 2002 to 2003. The increase is primarily attributable to recently acquired and opened unconsolidated joint ventures.

              Interest expense – interest expense increased $26.3 million or 31.9% from 2002 to 2003. Almost half of the increase is attributable to the recently acquired and opened unconsolidated joint ventures. The other half is attributable to two construction loans that were refinanced in late 2002 with higher fixed rate permanent mortgage loans.

              Other income (expense) – other income (expense) decreased $10.2 million or 45.7% from 2002 to 2003. Higher land sales in 2002 coupled with start up costs at our Madrid Xanadú Snow Dome venture in 2003 account for $8.0 million or 78.4% of the decrease.

              Our equity in earnings – our equity in earnings decreased $2.8 million or 9.2% from 2002 to 2003. The decrease is primarily attributable to the changes described above.

Comparison of the Years ended December 31, 2002 and 2001

              The following table reflects key items from our audited statements of income (in million):

	2002	2001	% Change
Revenues:
Property revenue	$195.7	$168.4	16.2%
Management and other fee income	19.8	18.5	7.0%

Total operating revenue	$215.5	$186.9

Operating Expenses:
Property operating expenses	$58.9	$48.7	20.9%
General and administrative expenses	17.7	17.4	1.7%
Depreciation and amortization	48.4	36.7	31.9%

Total operating expenses	$125.0	$102.8

Gain on sale of joint venture interests	$—	$6.4	NA

Interest income	$7.4	$4.0	85.0%

Interest expense, net	$48.2	$53.7	(10.2)%

Loss on extinguishments of debt	$1.3	$16.6	(92.2)%

Foreign currency exchange gains, net	$11.6	$—	NA

              Income before minority interest and discontinued operations increased $55.7 million or 162.2% due primarily to recently acquired and opened properties as well as foreign currency exchange gains.

              Property revenue – property revenue increased $27.3 million or 16.2% from 2001 to 2002. The increase is primarily attributable to recently acquired and opened properties.

              Property operating expenses – property operating expenses increased $10.2 million or 20.9% from 2001 to 2002.     Our recently opened and acquired properties accounted for almost all of the increase.

              Depreciation and amortization – depreciation and amortization increased $11.7 million or 31.9% due primarily to recently acquired and opened properties.

              Gain on sale of joint venture interests – in 2001, we sold 40% of one of our retail ventures and realized a gain of $6.4 million.

              Interest income – interest income increased $3.4 million or 85.0% from 2001 to 2002. The increase is attributable to interest earned on advances to certain of our unconsolidated joint ventures, excess cash balances prior to the May 2002 acquisition of additional joint venture interests and tax increment financing associated with one of our development projects.

              Interest expense – interest expense decreased $5.5 million or 10.2% from 2001 to 2002. The decrease is attributable primarily to an overall decline in interest rates and lower average outstanding balances on our line of credit in 2002. These savings were partially offset by increases related to recently acquired properties and a full year of dividends paid on the Series A Convertible Preferred Stock which are classified as interest expense.

              Loss on extinguishments of debt – loss on extinguishments of debt decreased $15.3 million or 92.2% as the costs incurred to refinance a construction at one property in 2002 were substantially less than the costs incurred to refinance mortgages at two other properties in 2001.

              Foreign currency exchange gains, net – foreign currency exchange gains, net, amounting to $11.6 million, resulted from re-measuring investment and advance balances, which arose in 2002 and are denominated in local currencies, into U.S. dollars for reporting purposes.

Unconsolidated joint ventures

              The following table reflects key items from the combined condensed results of operations of our unconsolidated joint ventures (in millions):

	2002	2001	% Change
Operating revenues	$278.8	$272.2	2.4%

Operating expenses	$176.4	$175.3	..6%

Interest expense	$82.5	$90.2	(8.5)%

Other income (expense)	$22.3	$14.6	52.7%

Our equity in earnings	$30.5	$12.4	146.0%

              Net income increased $20.5 million or 83.0% due to lower interest expense as a result of a decrease in LIBOR and the impact of recently opened centers. These increases were partially offset by the consolidation of certain properties following our acquisition of the remaining third party interests.

              Interest expense – interest expense decreased $7.7 million or 8.5% from 2001 to 2002. The decrease was attributable primarily to the decline in LIBOR and the consolidation of certain properties following our acquisition of the remaining third party interests.

              Other income (expense) – other income (expense) increased $7.7 million or 52.7% due primarily to higher tax incremental financing income at one center and higher land sale gains.

              Our equity in earnings – our equity in earnings increased $18.1 million or 146.0% from 2001 to 2002. The increase is primarily attributable to the changes described above as well as the impact of increasing our interests in five joint venture properties in 2002.

Funds From Operations ("FFO")

              FFO is a widely recognized metric in the real estate industry, in particular, REITs. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of such assets diminishes predictably over time. The National Association of Real Estate Investment Trusts ("NAREIT") stated in its April 2002 White Paper on Funds from Operations "since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves." As a result the concept of FFO was created by NAREIT. As defined by NAREIT, FFO is "net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis".

              For management analysis purposes, we adjust NAREIT defined FFO to exclude the effects of foreign currency exchange rate fluctuations reflected in net income arising primarily through the re-measurement process of translating foreign investment and advance accounts for inclusion in our U.S. dollar financial statements. Although we believe this adjustment presents FFO on a more comparable basis to FFO presented by other REITs, it is important to realize that our FFO computation may be significantly different from that used by other REITs and, accordingly, may, in fact, not be comparable.

              Management uses FFO to measure operating performance of our business and as one of several criteria to determine performance based bonuses. We offer this measure to assist the users of our financial statements in analyzing our performance; however, this is not a measure of financial performance under GAAP and should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

              The following, in millions, reconciles net income, which is considered to be the most comparable GAAP measure to FFO. We urge the users of our financial statements, including investors and potential investors in our securities, to carefully review the following reconciliation.

	Years Ended December 31,
	2003	2002	2001
Net income	$122.3	$62.5	$21.2
Add:
Depreciation and amortization	86.6	46.1	34.5
Equity in depreciation and amortization	55.4	42.9	35.5
Deduct:
Gain on sale of real estate joint venture interests	(9.2)	—	—
Foreign currency exchange gains, net	(38.6)	(11.6)	—
Equity in foreign currency exchange (losses) gains, net	(1.1)	—	—
Minority interest's share of the above adjustments	(24.1)	(24.6)	(27.2)

FFO	$191.3	$115.3	$64.0

(1)
Assuming all of the convertible units of Mills LP, the operating partnership, were converted to common shares, the minority interest in partnership earnings would not be deducted in calculating FFO. The following, in millions, reconciles FFO as shown above to Mills LP FFO.

	Years Ended December 31,
	2003	2002	2001
FFO as shown above	$191.3	$115.3	$64.0
Add minority interest reflected as equity in Mills LP	57.7	52.5	40.7

Mills LP FFO	249.0	167.8	104.7
Preferred unit distributions	(28.4)	(2.6)	—

Mills LP FFO available to common unit holders	$220.6	$165.2	$104.7

Units convertible on a one-for-one basis to common shares at period end	13.5	16.2	16.8

Liquidity and Capital Resources

              Our short-term liquidity is derived primarily from tenant leases that generate positive net cash flow from operations and distributions from our unconsolidated joint ventures. There are currently no significant restrictions on distributions from our joint ventures. Net cash provided by operating activities was $177.0 million for the year ended December 31, 2003. Distributions from joint ventures' were $64.6 million for the year ended December 31, 2003. We anticipate that the net cash provided by operating activities and distributions from joint ventures will continue to be available to fund annual debt service payments, recurring capital expenditures and distributions to stock and unit holders. Our $500.0 million line of credit is available to fund our cash needs, primarily our development and capital expenditures. At December 31, 2003, $262.4 million was available under our line of credit.

              At December 31, 2003, our balance of cash and cash equivalents was $15.8 million, excluding restricted cash of $37.5 million which is used to pay operating and capital expenditures of operating properties that serve as collateral for secured loan facilities, and excluding our proportionate share of cash held by unconsolidated joint ventures. In addition, at December 31, 2003, our consolidated joint ventures had combined cash and cash equivalents totaling $119.2 million, excluding the joint ventures' restricted cash balances of $40.5 million.

Capital Transactions

              During the past three years, we completed a number of capital transactions that improved our balance sheet and overall liquidity. These transactions included construction loans, debt refinancing, common and preferred stock and unit issuances, and joint venture partner equity. The impact on our liquidity and balance sheet are highlighted by the following key ratios which are computed including our proportionate share of unconsolidated joint venture operations and debt:

	Years Ended December 31,
	2003		2002		2001
Coverage Ratios:
Interest coverage ratio	3.6		3.5		2.5
Fixed charge ratio	2.6		2.7		2.5
Leverage Ratio:
Debt to market capitalization ratio	50.3%		49.5%		55.0%
Debt Indicators:
Weighted average maturity (in years)	4.5	yrs	5.9	yrs	5.8	yrs
Weighted average interest rate	5.6%		6.5%		6.8%
Fixed rate debt percentage	59.0%		82.8%		83.4%
Fixed rate debt percentage, including swaps*	80.3%		96.7%		83.4%

*
Includes swaps in place through December 31st of the year following the period presented

Financing Activities

              Net cash provided by financing activities was $871.2 million for the year ended December 31, 2003. In addition, during 2003 our unconsolidated joint ventures completed a number of financing transactions. The following sections provide greater detail of the debt and equity transactions that provided cash during 2003.

Debt Transactions

              In December, The Block at Orange loan was refinanced with an interest-only $135.0 million mortgage loan. The loan bears interest at LIBOR plus 1.32%. As of December 31, 2003, interest has been fixed at approximately 6.50% through May 2006. The loan has an original maturity in 2006 but we intend to exercise its option to extend the maturity date for three one-year terms.

              In December, the Marketplace at Arundel construction loan was refinanced with a $12.4 million mortgage loan. The new loan bears interest at 5.92% and is amortizing on a 30-year schedule with a balloon payment due in 2014.

              In August, in connection with the acquisition of the Great Mall of the Bay Area, we obtained a $175.0 million mortgage loan which bears interest at 4.08% The loan is interest-only through maturity in 2008.

              In June, we refinanced and increased our unsecured revolving line of credit from $175.0 million to $500.0 million. The line of credit matures in 2006 and bears interest at LIBOR plus 1.50% to 2.50% depending on certain performance measures. Funds are available subject to compliance with the performance measures and certain restrictive covenants, with which we were in compliance at December 31, 2003.

              In June, in connection with the acquisition of Del Amo Fashion Center we obtained a mortgage loan of $316.0 million. The loan bears interest at LIBOR plus 2.40%, matures in 2006 and has two one-year extension options. The loan was componentized into senior and junior notes. We purchased $29.0 million of the junior notes effectively reducing the outstanding principal to $287.0 million and the average interest rate to LIBOR plus 2.06%. Interest on a notional amount of $190.0 million has been fixed through December 2004 at 4.07% due to an interest rate swap. Additionally, interest on a notional amount of $100.0 million has been fixed from December 2004 to December 2005 at 5.87%.

              In May, a construction loan with a total commitment of $242.4 million (€193.0 million) that was obtained for Madrid Xanadú began funding. As of December 31, 2003, $232.0 million was drawn on the loan. A portion of the loan was used to repay intercompany advances resulting in the realization of a substantial portion of our foreign currency exchange gain. The loan bears interest at EURIBOR plus 1.55%, matures in 2006 and has two one-year extension options. The loan is fully guaranteed by us. The guaranty may be reduced with the achievement of certain performance measures.

              In May, we refinanced the Arundel Mills construction loan with a $187.0 million mortgage loan. The loan bears interest at 4.61% through maturity in 2010 and is interest-only. We have a one-time right to borrow up to an additional $40.0 million in mezzanine debt provided certain terms and conditions are satisfied. The pricing for the additional mezzanine debt will be subject to market conditions at the time of borrowing.

              In May, we obtained a construction loan with a total commitment of $162.0 million for St. Louis Mills. As of December 31, 2003, $111.1 million was drawn on the loan. The loan bears interest at LIBOR plus 1.95%, matures in 2006 and has two one-year extension options. The loan is fully guaranteed by us. The guaranty may be reduced with the achievement of certain performance measures.

              In May, we assumed two fixed rate loans in connection with the acquisition of 50% interests in Town Center at Cobb and Gwinnett Place. The loans had a combined outstanding balance of $230.6 million at December 31, 2003, with one bearing interest at 7.54% and the other at 7.25%. The loans are cross-collateralized, amortizing on a 30-year schedule with balloon payments due in 2007.

              In January, in connection with the Cadillac Fairview Portfolio, we obtained a $320.0 million mortgage loan. The loan is secured by Dover Mall, Dover Commons, The Galleria at White Plains, Northpark Mall and The Esplanade. It bears interest at LIBOR plus 2.10%, matures in 2006 and has two one-year extension options. Interest on a notional amount of $245.0 million is fixed at 4.17% due to an interest rate swap through February 2005.

              In January, we assumed a $62.0 million mortgage loan secured by Broward Mall. The loan bears interest at 5.34% through maturity in 2009. Principal payments of $1.5 million are due in 2004 and 2005, with principal payments of $2.0 million due in 2006, 2007 and 2008.

Equity Transactions

              We have an effective shelf registration statement on Form S-3 on file with the SEC. Pursuant to the registration statement, as of December 31, 2003, we may issue up to an aggregate of approximately $522.0 million of any combination of common stock and/or common stock warrants, preferred stock, or preferred stock represented by depositary share.

              In May, October and November, we sold an aggregate of 8,545,000 shares of 8.75% Series E Cumulative Redeemable Preferred stock in public offerings generating net proceeds of $210.5 million.

              In October and November, all of our Series A Convertible Redeemable Preferred Stock totaling $75.0 million was converted into 3,153,368 shares of our common stock.

              In March, we sold 400,000 units of Series D Cumulative Redeemable Preferred Units in a private placement to two individual investors generating net proceeds of $10.0 million.

              In January, we sold 100,000 shares of Series C Cumulative Redeemable Preferred Stock in a public offering generating net proceeds of $2.5 million.

Investing Activities

              In January 2004, we acquired Westland Mall near Miami, Florida for $78.8 million.

              Net cash used in investing activities during 2003 was $1,111.7 million. Our unconsolidated joint ventures also invested in development costs and capital expenditures. The following sections provide greater detail of the acquisition and investing activities that used cash during 2003.

Acquisitions

              In August, we acquired the Great Mall of the Bay Area located in Silicon Valley, CA for an aggregate purchase price of $265.5 million. The mall contains 1.3 million square feet of GLA. In December, we conveyed an approximately 50% interest in this property to Kan Am Grund Kapitalanlagesellshaft mbH for $47.2 million.

              In June, we acquired the Del Amo Fashion Center located in the South Bay submarket of Los Angeles, CA for an aggregate purchase price of $442.0 million. The center contains approximately 2.5 million square feet of GLA. We anticipate undertaking a major renovation and expansion of this project beginning in 2004.

              In May, we acquired 50% interests in Town Center at Cobb and Gwinnett Place for $62.5 million. The centers contain 2.6 million square feet of GLA. This transaction was related to the acquisition of the Cadillac Fairview Portfolio.

              In January, we acquired five shopping centers from Cadillac Fairview for $532.0 million. The five properties contain 4.6 million square feet of GLA (including 2.5 million square feet owned by anchor tenants). The Cadillac Fairview Portfolio is comprised of Broward Mall located in Ft. Lauderdale, FL, Dover Mall located in Dover, DE, The Esplanade located in New Orleans, LA, The Galleria at White Plains located in White Plains, NY, and Northpark Mall located Birmingham, AL. We also acquired 110 acres of developable land adjacent to the centers for $7.9 million.

Dispositions

              In August, we conveyed to Kan Am an additional 6.375% partnership interest in each of the Arundel Mills, Concord Mills and Grapevine Mills projects for proceeds of $28.1 million. The interests conveyed represent a portion of the interests we acquired from Simon Property Group in May 2002.

Projects Opened

              We opened two projects during 2003, including our first international project, with an aggregate of 2.5 million square feet.

              St. Louis Mills – St. Louis, MO:    On November 13th, we opened the 1.1 million square foot center with 200 specialty and outlet retailers, including 12 anchor stores, casual dining and entertainment options. This $199.0 million project was funded with equity from Kan Am and us and the $162.0 million construction loan described above. Anchor tenants include Off 5th – Saks Fifth Avenue, Bed Bath & Beyond, Marshalls Mega Store, Burlington Coat Factory, Books-A-Million, and Circuit City. The entertainment offerings include Regal Cinemas, NASCAR SpeedPark and Ice ZONE, the practice home of the St. Louis Blues.

              Madrid Xanadú – Madrid, Spain:    On May 16th, we opened the 1.4 million square foot center with 20 anchors including El Cortes Ingles, Spain's premier department store, as well as 200 international retailers including Sweden's H&M, Italy's Beneton and Spain's Zara. The center also features the Snow Dome, a 17-story indoor ski and snow boarding slope. We have invested $132.7 million in the project. The project was developed by two joint ventures between us and Parcelatoria De Gonzalo Chacon S.A. ("PGC"). We own 66.7% of the joint venture that owns the mall and 33.3% of the joint venture that owns the Snow Dome.

              We are also party to an agreement with PGC that has certain put/call provisions relating to PGC's interest, that include, among other things, the right of PGC to require us to purchase its interest in the mall joint venture for $44.0 million (€35.0 million), which price may adjusted upward depending on the stabilized performance of the project.

Projects Under Construction

              We currently have three projects under construction, which we expect will have an aggregate of approximately 3.7 million square feet of GLA upon completion. Estimated total development cost for these projects is $534.0 million.

              Cincinnati Mills – Cincinnati, OH:    We are redeveloping the mall and anticipate a grand re-opening in August 2004. The estimated project cost is $137.0 million the majority of which is being funded by a $122.0 million construction loan obtained in February 2004. The loan matures in 2007 and bears interest at LIBOR plus 2.00%. Utilizing swaps, the interest rate is fixed at 4.42% on a notional amount of $57.0 million through November 2004 and at 5.88% from December 2004 through October 2006.

              Vaughan Mills – Toronto, Canada:    We are developing this center jointly with Ivanhoe Cambridge, a shopping center developer based in Montréal, Canada. The estimated project cost is $223.0 million (C$289.0 million) the majority of which is being funded by a $143.0 million (C$190.0 million) construction loan obtained in March 2004. The construction loan was provided by an affiliate of Ivanhoe Cambridge. The loan bears interest at CDOR plus 2.25% and matures in 2006 with a one-year extension option. The loan is fully guaranteed by the co-owners on a several basis. We and Ivanhoe Cambridge each own an undivided 50% interest in the project as tenants in common. Each party has funded $35.0 million, its share of the required equity, and will receive its proportionate share of all revenues from the project and be responsible to fund its proportionate share of all expenses. At any time after the fourth anniversary of the opening of the project, either co-owner may exercise a buy-sell provision.

              Pittsburgh Mills – Pittsburgh, PA:    We are building an estimated 1.1 million square foot center on 313 acres of land in Frazer, Pennsylvania. The project is being developed by a joint venture that includes Kan Am, AV Associates and us. We have a 37.5% capital contribution percentage and a 56.3% residual sharing interest in the joint venture. The estimated project cost of $174.0 million is expected to be funded by capital contributions from Kan Am and us amounting to $63.4 million, contribution of the land by AV Associates and construction financing. As of December 31, 2003, we had invested $22.3 million and Kan Am had contributed $25.0 million to the project. We anticipate closing a construction loan in the fourth quarter of 2004.

Projects Under Development

              In addition to the three projects under construction, we are actively pursuing the development of other projects. These projects are at various stages of the due diligence process during which we determine site/demographic viability, negotiate tenant commitments and work through the third-party approval processes. Generally we will not begin construction until we have completed our due diligence process and obtained pre-leasing commitments. While we currently believe these projects will ultimately be completed, we cannot assure you that they will actually be constructed or that they will have any particular level of operational success or ultimate value.

              Meadowlands Xanadu – East Rutherford, NJ:    In December, we executed a redevelopment agreement with the New Jersey Sports and Exhibition Authority ("NJSEA") pursuant to which we will redevelop the Continental Arena site. We with Kan Am also formed a joint venture with Mack-Cali Realty Corporation, a leading owner and manager of class A office properties located primarily in the Northeast US ("Mack-Cali"). Our joint venture has also teamed with the New York Giants football organization. We are working with the NJSEA and other parties to finalize a ground lease for the site, are pursuing approvals and permits and plan to begin construction by the third quarter of 2004. Upon receiving approvals and permits, the joint venture is required to pay an initial deposit on the ground lease totaling $160.0 million.

              Upon completion, Meadowlands Xanadu will be a family entertainment and recreation complex with five themed zones, four office buildings and a 520-room conference hotel and exhibition facility totaling 4.8 million square feet. As of December 31, 2003, we had invested $144.0 million, including capitalized interest, Kan Am had invested $24.0 million and Mack-Cali had invested $0.9 million. Approximately $72.0 million of the amount we have invested is an advance. The Meadowlands Mills Limited Partnership gives Kan Am the right to require us to redeem its interest in the joint venture if a construction loan had not been obtained by June 30, 2005.

              In conjunction with the formation of the Meadowlands Mills Limited Partnership, we acquired a mortgage interest in the 587-acre Empire Tract, which is adjacent to the Continental Arena site. In connection with the development agreement with NJSEA, we expect to convey the Empire Tract to the State of New Jersey.

              We currently have four additional projects under development in which we had invested $31.0 million as of December 31, 2003, excluding allocation of a portion of the Del Amo Fashion Center purchase price.

              Del Amo Fashion Center – Los Angeles, CA:    Our redevelopment plan includes the addition of new department store anchors, the introduction of tenants with higher price points than many of the property's current tenants and the demolition of the vacant wing formerly anchored by Montgomery Ward, which will be replaced by an open-air retail and entertainment wing. We anticipate selling a parcel of land to a residential developer who intends to build a multifamily building on the site.

              108 North State Street – Chicago, IL:    In June 2002, we were selected by the City of Chicago to negotiate the development of Block 37 (108 North State Street), a key city block opposite the Marshall Fields department store in downtown Chicago, as a mixed-use project including retail, office, residential, hotel and transportation uses. Negotiations for this project are ongoing.

              San Francisco Piers 27-31 – San Francisco, CA:    In April 2001, the San Francisco Port Commission awarded us the exclusive right to negotiate a long-term lease on Piers 27-31 on the San Francisco waterfront by which to develop a full-priced mixed-use retail, office, entertainment and recreation project. These negotiations are ongoing. Concurrently, entitlements at the state and local level are proceeding.

              Sawgrass Mills – Ft. Lauderdale, FL:    At Sawgrass Mills our redevelopment program will incorporate improved lighting, painting and directional signage. We also are planning the addition of an open-air wing.

              In addition to the projects discussed above, we are conducting due diligence on several other proposed sites for future projects, including Cleveland, OH, Woodbridge, VA, Boston, MA, Tampa, FL, and San Francisco, CA. We are

also reviewing other potential international development opportunities. For example, in Spain, we are exploring follow-on opportunities for sites in and around Seville, Bilbao, Valencia and Barcelona. In addition, we are pursuing an opportunity in Glasgow, Scotland, and in Italy, our efforts are concentrated on several well-located sites in Milan, suburban Florence and Rome.

Strategic Relationships

              Kan Am:    We have a long-standing relationship with Kan Am and its affiliates. Kan Am currently manages over $6.3 billion for approximately 21,000 German investors. Since 1994, Kan Am has invested over $860.0 million of equity in our various projects. To date, Kan Am has always funded its agreed upon level of capital. As of December 31, 2003, Kan Am also owned 7.7% of the partnership units of Mills LP.

              Ivanhoe Cambridge:    We have a master agreement with Ivanhoe Cambridge, pursuant to which we have agreed to jointly acquire, develop, construct, own and operate Mills Landmark Centers in four provinces of Canada as well as one or more Block projects throughout Canada. This agreement extends through December 31, 2005.

Future Capital Requirements

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

Off Balance Sheet Arrangements

              As of December 31, 2003, our material off-balance sheet commitments were as follows:

  •
  We had unused capacity under our line of credit totaling $262.4 million which is available to be used to fund acquisitions, developments, redevelopments and other working capital needs.

  •
  We had provided letters of credit totaling $16.2 million, of which $10.0 million relates to Meadowlands Xanadu and $5.6 million relates to Vaughan Mills. As of December 31, 2003 no amounts had been drawn on the letters.

  •
  We have guaranteed $610.8 million of our unconsolidated joint venture debt, which will be reduced as certain performance criteria are met. We generally guarantee our share of any construction loan and our joint venture partners' share of the construction loan until permanent financing is obtained.

  •
  Kan Am has the right to require the Mills-Kan Am Pittsburgh to redeem its interest if, among other things, the closing and initial funding of the construction loan and receipt of certain public financings have not occurred by June 30, 2005 or 12 months following the date Kan Am has fully contributed its required equity to the joint venture. The redemption obligation is guaranteed by us. As of December 31, 2003 Kan Am had contributed $25.0 million of its estimated required equity of $31.7 million.

  •
  The Meadowlands Mills joint venture has guaranteed the return of Kan Am's capital contribution to the Meadowlands Mills joint venture totaling $24.0 million, if a construction loan is not obtained by June 30, 2005. Beginning on the "Project Commencement Date", which is a date on which certain material contingencies have been satisfied, we will guarantee the return of Kan Am's capital contribution upon Kan Am's exercise of its redemption right, which may occur prior to securing the construction loan.

  •
  We generally guarantee a 9% preferred return on Kan Am's equity balance in our unconsolidated joint ventures until permanent financing is obtained.

Contractual Obligations

              The table below summarizes projected payments due under our contractual obligations, in millions, as of December 31, 2003:

	Total	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years
Debt obligations	$2,117.6	$37.6	$662.0	$926.0	$492.0
Capital lease obligation	$1.7	$1.2	$.5	$—	$—
Operating lease obligations	$9.1	$3.6	$5.5	$—	$—
Capital expenditure commitments (1)	$51.2	$51.2	$—	$—	$—

(1)
We expect a substantial portion of it's capital expenditures to be financed by construction loans. In the first quarter of 2004 we obtained a construction loan which reduces capital expenditure commitments by $15.0 million for the period less than one year.

              The table below summarizes our proportionate share of projected payments due under the contractual obligations of our unconsolidated joint ventures, in millions, as of December 31, 2003:

	Total	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years
Debt obligations (1)	$1,126.9	$53.7	$328.7	$390.0	$354.5
Capital lease obligation	$12.0	$3.5	$5.5	$3.0	$—
Capital expenditure commitments (2)	$50.3	$50.3	$—	$—	$—
(1) Amount guaranteed by us	$610.8	$169.0	$423.8	$3.0	$15.0

(2)
We expect a substantial portion of it's capital expenditures to be financed by construction loans. In the first quarter of 2004 we obtained a construction loan which reduces capital expenditure commitments by $18.0 million for the period less than one year.

Critical Accounting Policies

              Our significant accounting policies are described in detail in Note 2 of the Notes to Financial Statements contained elsewhere in this report. The following briefly describes those accounting policies that we believe are most critical to understanding our business and the preceding discussion and analysis:

  •
  Minimum rent from income producing properties is recognized on a straight-line basis over the terms of the respective leases and includes amortization of deferred revenue resulting from acquired leases. Percentage rent is recognized when tenants' sales have reached certain sales levels as specified in the underlying lease. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

  •
  In order to maintain our status as a REIT, we are required to distribute 90% of our taxable income in any given year and meet certain asset and income tests in addition to other requirements. We monitor our business and transactions that may potentially impact our REIT status. If we fail to meet our REIT status, then we would be required to pay federal income taxes at regular corporate rates for a period of four additional years before we could reapply for REIT status.

  •
  The cost of acquired income producing property represents the allocation of purchase price to such assets based on appraisals and other valuation methods used in accounting for the acquisition and includes, if material, an allocation to identifiable intangible assets such as above/below market leases and at market leases in place at date of acquisition based on their fair values. External costs directly related to acquisition opportunities we are actively pursuing are capitalized. If we are successful in completing the acquisition, such costs are allocated to the acquired property as part of the purchase price. If not, such costs are expensed in the period it becomes likely the acquisition will not be completed.

  •
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

  •
  Equity in the income or loss of joint ventures is recorded on the equity method of accounting based on an estimate of each partner's economic ownership. Economic ownership is determined based on anticipated stabilized cash flows that would be distributed to each partner.

  •
  The functional currency for entities operating or projects in development outside the United States is the currency of the country in which the entity or project is located. The financial statements of such entities are translated from the functional currency into U.S. dollars for inclusion in our financial statements. In addition, our foreign investment and related advances are denominated in the foreign entity's functional currency and re-measured to our functional currency of the U.S. dollar. We expect to settle these amounts in the foreseeable future through distributions from the foreign entity. Accordingly, gains or losses resulting from the re-measurement are included in the determination of net income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we and our joint ventures are exposed to the effect of interest rate changes. To limit this exposure, established risk management policies and procedures including the use of a variety of derivative financial instruments to manage, or hedge, interest rate risk are followed. Derivative instruments are not used for speculative purposes. Derivative instruments used for hedging must be effective in reducing the interest rate risk exposure. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). Hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market through earnings.

              Depending on the underlying exposure, interest rate swaps, caps and floors, options, forwards or a combination thereof, may be used to manage interest rate risk. Interest rate swaps and collars are contractual agreements with third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the exposure is limited to the interest rate differential on the notional amount. We do not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

              Interest rate hedges designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures (for joint venture hedges) with a corresponding adjustment to either accumulated other comprehensive income (loss) or earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income to the extent of the effective portion of the risk being hedged. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). Changes in fair value representing (1) the ineffectiveness of the hedging relationship and (2) any other component of fair value not related to the risk being hedged are recorded as interest expense through earnings. Some derivative instruments are associated with the hedge of an anticipated transaction. Over time, the unrealized gains/losses held in accumulated other comprehensive income (loss) will be recognized in earnings consistent with when the hedged items are recognized in earnings.

              The following summarizes the interest rate swaps we and our joint ventures have currently entered into to hedge the variability of monthly cash outflows due to the variability in LIBOR. The swaps require us to receive LIBOR and pay a fixed rate. A summary of the current and deferred start swap terms of the derivative instruments, a reconciliation of their fair values and adjustments to accumulated other comprehensive loss are as follows (dollars in thousands):

	Wholly Owned	Joint Venture
Hedge type	Cash Flow	Cash Flow
Description	Swap	Swap
Range of notional amounts	$35,000 – $245,000	$30,000 – $129,701
Range of interest rate	1.67 – 4.14%	1.29 – 5.35%
Range of deferred effective start dates	12/1/04 – 12/15/04	None
Range of maturity dates	6/7/04 – 10/10/07	4/1/04 – 5/1/06
Accumulated other comprehensive loss at December 31, 2002	$(10,445)	$(15,152)
Change in fair value	(1,345)	4,192

Accumulated other comprehensive loss at December 31, 2003	$(11,790)	$(10,960)

              The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

              Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2003, and current estimates of fair value may differ significantly from the amounts presented herein.

              The following table, in millions of dollars, presents principal cash flows and related weighted average interest rates by expected maturity dates, including the effect of interest rate swaps currently in effect, for our consolidated mortgages, notes and loans payable that may be sensitive to changes in interest rates as of December 31, 2003.

	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2004	$12.7	7.70%	$26.1	3.51%
2005	13.7	7.43%	30.4	4.27%
2006	297.7	7.19%	320.7	4.05%
2007	309.9	6.33%	—	—%
2008	9.1	7.25%	607.0	3.92%
Thereafter	492.0	7.30%	—	—%

Total	$1,135.1	7.01%	$984.2	3.96%

Estimated Fair Value at December 31, 2003	$1,210.4		$984.2

              At December 31, 2002 the Company had fixed rate debt aggregating $1,071.1 million with an estimated fair value of $1,161.1 million and variable debt totaling $165.6 million which approximated its fair value.

Foreign Currency Risk

              We are exposed to foreign currency exchange risk related to our foreign joint venture investments and advance balances that are denominated in the foreign currency of the investment and thus require re-measurement into the U.S. dollar. The exposure to foreign currency exchange risk related to translating the income and expenses of our equity investments is minimal due to the fact that most transactions occur in the functional currency of that entity. We currently have not hedged the foreign joint venture investments and advance balances. A 10% change in foreign currency exchange rates would have resulted in an approximate impact of $17.7 million to income before minority interest for the year ended December 31, 2003.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data included in this annual report on Form 10-K are listed in under Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

              Our principal executive officer, Laurence C. Siegel, and our principal financial officer, Mary Jane Morrow, evaluated, as of December 31, 2003, the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and other members of management serving similar functions. A copy of the Code of Business Conduct and Ethics is available under the section titled "Investor-Corporate Governance" on our website at www.themills.com. Other information about our directors and executive officers that is required by this item is incorporated by reference from the discussions under Proposal 1 and under the section entitled "Our Executive Officers" in our proxy statement for the 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A not later than 120 days from December 31, 2003.

Item 11. Executive Compensation.

        Information about executive compensation that is required by this item is incorporated by reference from the discussion under the section entitled "Our Executive Officers" in our proxy statement for the 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A not later than 120 days from December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

              Information about security ownership of certain beneficial owners and management and our equity compensation that is required by this item is incorporated by reference from the discussions under the sections entitled "Voting Securities and Principal Holders Thereof" and "Our Executive Officers—Equity Compensation Plan Information" in our proxy statement for the 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A not later than 120 days from December 31, 2003.

Item 13. Certain Relationships and Related Transactions.

              Information about certain relationships and related transactions that is required by this item is incorporated by reference from the discussion under the section entitled "Certain Relationships and Related Transactions" in our proxy statement for the 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A not later than 120 days from December 31, 2003.

Item 14. Principal Accountant Fees and Services.

        Information about principal accountant fees and services that is required by this item is incorporated by reference from the discussion under Proposal 2—Disclosure of Ernst & Young LLP Fees for the Year Ended December 31, 2003 in our proxy statement for the 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A not later than 120 days from December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

              All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions are included in the consolidated financial statements or are inapplicable and, therefore, are omitted.

              (a)(3)     Exhibits

Exhibit No.	Exhibit Item
1.1	Underwriting Agreement, dated April 30, 2003, by and among The Mills Corporation, The Mills Limited Partnership, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Dain Rauscher Inc., acting for themselves and as representatives of A.G. Edwards & Sons, Inc., Bear, Stearns & Co. Inc., Legg Mason Wood Walker, Incorporated, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., McDonald Investments Inc., Stifel, Nicolaus & Company, Incorporated, Wells Fargo Securities, LLC and WR Hambrecht + Co (incorporated by reference to Exhibit 1.1 of The Mills Corporation's Current Report on Form 8-K filed on May 5, 2003).
3.1
Amended and Restated Certificate of Incorporation of The Mills Corporation, as amended by First Amendment to Amended and Restated Certificate of Incorporation of The Mills Corporation (incorporated by reference to Exhibit 3.1 of The Mills Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.2	Amended and Restated Bylaws of The Mills Corporation (incorporated by reference to Exhibit 3.2 of The Mills Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
3.3
Certificate of Designations designating The Mills Corporation's 9.00% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.1 of The Mills Corporation's Current Report on Form 8-K filed on October 8, 2002).
3.4
Certificate of Designations designating The Mills Corporation's 9.00% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.1 of The Mills Corporation's Current Report on Form 8-K filed on December 16, 2002).
3.5
Certificate of Increase of Authorized Number of Shares of 9.00% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.3 of The Mills Corporation's Current Report on Form 8-K filed on January 22, 2003).
3.6
Certificate of Designations designating The Mills Corporation's 8.75% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 3.7 of The Mills Corporation's Annual Report on Form 10-K for the year ended December 31, 2002).

3.7
Certificate of Designations designating The Mills Corporation's 8.75% Series E Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.1 of The Mills Corporation's Current Report on Form 8-K filed on May 5, 2003).
3.8
Certificate of Increase of Authorized Number of Shares of 8.75% Series E Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.1 of The Mills Corporation's Current Report on Form 8-K filed on October 7, 2003).
3.9
Certificate of Increase of Authorized Number of Shares of 8.75% Series E Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 3.1 of The Mills Corporation's Current Report on Form 8-K filed on November 5, 2003).
3.10
Certificate of Decrease of Authorized Number of Shares of 9.00% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 3.1 of The Mills Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.1
Specimen Common Stock Certificate of The Mills Corporation (incorporated by reference to Exhibit 4.1 of The Mills Corporation's Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).
4.2
Form of certificate evidencing 9.00% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.2 of The Mills Corporation's Current Report on Form 8-K filed on October 8, 2002).
4.3
Form of certificate evidencing 9.00% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.2 of The Mills Corporation's Current Report on Form 8-K filed on December 16, 2002).
4.4
Form of certificate evidencing 8.75% Series E Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.2 of The Mills Corporation's Current Report on Form 8-K filed on May 5, 2003).
4.5
Non-affiliate Registration Rights and Lock-up Agreement (incorporated by reference to Exhibit 4.3 of The Mills Corporation's Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).
4.6
Affiliate Registration Rights and Lock-up Agreement (incorporated by reference to Exhibit 4.4 of The Mills Corporation's Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).
4.7
Amendment No. 1 to the Registration Rights and Lock-up Agreement, effective as of February 24, 2003, by and between The Mills Corporation and the other signatories thereto (incorporated by reference to Exhibit 4.7A of The Mills Corporation's Annual Report on Form 10-K for the year ended December 31, 2002).
4.8
Registration Rights Agreement, dated as of March 26, 2003, by and among The Mills Corporation, Ward W. Woods and Nebris Corporation (incorporated by reference to Exhibit 4.10 of The Mills Corporation's Annual Report on Form 10-K for the year ended December 31, 2002).
4.9
Registration Rights Agreement, dated as of October 31, 2001, by and among The Mills Corporation and Kan Am USA XIII Limited Partnership (incorporated by reference to Exhibit 10.5 of The Mills Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.10
Agreement Regarding Ownership Limit Waiver Agreement, dated October 2, 2002, between The Mills Corporation and Cohen & Steers Capital Management Inc. (incorporated by reference to Exhibit 4.12 of The Mills Corporation's Annual Report on Form 10-K for the year ended December 31, 2002).

4.11
Ownership Limit Waiver Agreement, dated May 14, 2002, between The Mills Corporation, Kan Am Limited Partnership and the other Kan Am affiliates named therein (incorporated by reference to Exhibit 4.13 of The Mills Corporation's Annual Report on Form 10-K for the year ended December 31, 2002).
10.1
Limited Partnership Agreement of The Mills Limited Partnership, dated as of April 21, 1994 (incorporated by reference to Exhibit 10.1 of The Mills Corporation's Registration Statement on Form S-3 (No. 333-109331), which Registration Statement was declared effective by the SEC on January 9, 2004).
10.2
First Amendment to Limited Partnership Agreement of The Mills Limited Partnership, dated as of April 27, 2001 (incorporated by reference to Exhibit 10.3A of The Mills Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.3
Second Amendment to Limited Partnership Agreement of The Mills Limited Partnership, dated as of May 11, 2001, (incorporated by reference to Exhibit 10.3B of The Mills Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.4
Third Amendment to Limited Partnership Agreement of The Mills Limited Partnership, dated as of October 9, 2002 (incorporated by reference to Exhibit 10.1 of The Mills Corporation's Quarterly Report on Form 10-Q for the quarter ended September 20, 2002).
10.5
Fourth Amendment to Limited Partnership Agreement of The Mills Limited Partnership, dated as of December 17, 2002 (incorporated by reference to Exhibit 10.1D of The Mills Corporation's Annual Report on Form 10-K for the year ended December 31, 2002).
10.6
Fifth Amendment to Limited Partnership Agreement of The Mills Limited Partnership, dated as of March 26, 2003 (incorporated by reference to Exhibit 10.1E of The Mills Corporation's Annual Report on Form 10-K for the year ended December 31, 2002).
10.7
Sixth Amendment to Limited Partnership Agreement of The Mills Limited Partnership, dated as of May 5, 2003 (incorporated by reference to Exhibit 10.1 of The Mills Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.7
Form of Employee Non-Compete/Employment Agreements (incorporated by reference to Exhibit 10.1 of The Mills Corporation's Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).
10.8
Form of Noncompetition Agreement between The Mills Corporation, The Mills Limited Partnership and each of Kan Am and the Kan Am Partnerships (incorporated by reference to Exhibit 10.5 of The Mills Corporation's Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).
10.9
Form of Noncompetition Agreement with Kan Am Directors (incorporated by reference to Exhibit 10.6 of The Mills Corporation's Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).
10.10
Form of Indemnification Agreement between The Mills Corporation and each of its Directors (incorporated by reference to Exhibit 10.23 of The Mills Corporation's Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).
10.11
Employment Contract effective as of April 1, 2000 by and between Laurence C. Siegel and The Mills Corporation (incorporated by reference to Exhibit 10.2 of The Mills Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.12
Amended and Restated Revolving Credit Agreement, dated as of June 26, 2003, by and among The Mills Limited Partnership and certain financial institutions named therein (incorporated by reference to Exhibit 10.2 of The Mills Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.13
Purchase and Sale Agreement, dated as of April 29, 2002, by and among The Mills Limited Partnership, Simon Property Group, L.P., M.S. Management Associates, Inc. Simon Property Group (Texas), L.P., and SPG Realty Consultants, L.P. (incorporated by reference to Exhibit 10.1 of The Mills Corporation's Current Report on Form 8-K filed on May 1, 2002).
10.14
Purchase and Sale Agreement, dated as of December 6, 2002, by and among The Cadillac Fairview Corporation Limited,; Cadillac Fairview U.S., Inc.; CF Broward Mall, Inc., CF Dover Mall L.P., CF Esplanade L.P., CF Northpark L.P., CF Galleria at White Plains, L.P., CF Cobb Associates, CF Gwinnett Associates, CFN, Inc., Cadillac Fairview Shopping Center Properties (Mississippi) Inc., Cadillac Fairview Shopping Center Properties (Louisiana) Inc., Cadillac Fairview Shopping Center Properties (New York) Inc., Cadillac Fairview Shopping Center Properties (Georgia) Inc. and The Mills Limited Partnership (the"Cadillac Purchase and Sale Agreement") (incorporated by reference to Exhibit 10.1 of The Mills Corporation's Current Report on Form 8-K filed on February 11, 2003).
10.15
Amendment to the Cadillac Purchase and Sale Agreement, dated as of January 31, 2003 (incorporated by reference to Exhibit 10.2 of The Mills Corporation's Current Report on Form 8-K filed on February 11, 2003).
10.16	#
The Mills Corporation Amended and Restated 1994 Executive Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of The Mills Corporation's Registration Statement on Form S-8 (no. 333-81863), which Registration Statement was filed with the SEC and automatically declared effective on June 29, 1999).
10.17	#
The Mills Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 99.3 of The Mills Corporation's Registration Statement on Form S-8 (no. 333-81865), which Registration Statement was filed with the SEC and automatically declared effective on June 29, 1999).
10.18	*#	Amendment No. 1 to The Mills Corporation Amended and Restated 1994 Executive Equity Incentive Plan.
10.19	*#	Amendment No. 2 to The Mills Corporation Amended and Restated 1994 Executive Equity Incentive Plan.
10.20	*#	Amendment No. 1 to The Mills Corporation 1999 Stock Option Plan.
10.21
Purchase Agreement, dated January 22, 2003, between The Mills Corporation and Scudder RREEF Real Estate Fund, Inc. (incorporated by reference to Exhibit 1 of The Mills Corporation's Current Report on Form 8-K filed on January 22, 2003).
10.22
Purchase Agreement, dated October 7, 2003, between The Mills Corporation and Scudder RREEF Real Estate Fund II, Inc. (incorporated by reference to Exhibit 10.1 of The Mills Corporation's Current Report on Form 8-K filed on October 7, 2003).
10.23
Purchase Agreement, dated November 4, 2003, between The Mills Corporation, ING Clarion Real Estate Income Fund and Clarion CRA Securities, L.P. (incorporated by reference to Exhibit 10.1 of The Mills Corporation's Current Report on Form 8-K filed on November 5, 2003).
10.24
Purchase and Sale Agreement, dated as of May 1, 2003, among The Torrance Company, Carson-Madrona Co., The Guilford Glazer Trust of 1984 and The Mills Limited Partnership (the "Del Amo Purchase Agreement") (incorporated by reference to Exhibit 99.2 of The Mills Corporation's Current Report on Form 8-K filed on July 14, 2003).
10.25
First Amendment to the Del Amo Purchase and Sale Agreement, dated as of June 30, 2003 (incorporated by reference to Exhibit 99.3 of The Mills Corporation's Current Report on Form 8-K filed on July 14, 2003).
10.26
Agreement of Purchase and Sale, dated as of May 8, 2003, between Great Mall of the Bay Area Associates, L.P., and The Mills Limited Partnership (the "Great Mall Purchase Agreement") (incorporated by reference to Exhibit 10.1 of The Mills Corporation's Current Report on Form 8-K filed on August 19, 2003).

10.27		Amendment to the Great Mall Purchase Agreement, dated as of June 10, 2003 (incorporated by reference to Exhibit 10.2 of The Mills Corporation's Current Report on Form 8-K filed on August 19, 2003).
10.28
Second Amendment to the Great Mall Purchase Agreement, dated as of June 20, 2003 (incorporated by reference to Exhibit 10.3 of The Mills Corporation's Current Report on Form 8-K filed on August 19, 2003).
10.29
Third Amendment to the Great Mall Purchase Agreement, dated as of June 25, 2003 (incorporated by reference to Exhibit 10.4 of The Mills Corporation's Current Report on Form 8-K filed on August 19, 2003).
10.30
Fourth Amendment to the Great Mall Purchase Agreement, dated as of July 18, 2003 (incorporated by reference to Exhibit 10.5 of The Mills Corporation's Current Report on Form 8-K filed on August 19, 2003).
10.31
Fifth Amendment to the Great Mall Purchase Agreement, dated as of July 23, 2003 (incorporated by reference to Exhibit 10.6 of The Mills Corporation's Current Report on Form 8-K filed on August 19, 2003).
10.32
Sixth Amendment to the Great Mall Purchase Agreement, dated as of July 25, 2003 (incorporated by reference to Exhibit 10.7 of The Mills Corporation's Current Report on Form 8-K filed on August 19, 2003).
10.33
Seventh Amendment to the Great Mall Purchase Agreement e, dated as of July 31, 2003 (incorporated by reference to Exhibit 10.8 of The Mills Corporation's Current Report on Form 8-K filed on August 19, 2003).
10.34
Eighth Amendment to the Great Mall Purchase Agreement, dated as of August 1, 2003 (incorporated by reference to Exhibit 10.9 of The Mills Corporation's Current Report on Form 8-K filed on August 19, 2003).
10.35
Ninth Amendment to the Great Mall Purchase Agreement, dated as of August 4, 2003 (incorporated by reference to Exhibit 10.10 of The Mills Corporation's Current Report on Form 8-K filed on August 19, 2003).
10.36
Assignment, assumption and acceptance, dated as of August 5, 2003, by and among The Mills Limited Partnership and the Milpitas Mills Limited Partnership (incorporated by reference to Exhibit 10.11 of The Mills Corporation's Current Report on Form 8-K filed on August 19, 2003).
10.37
Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (incorporated by reference to Exhibit 10.1 of The Mills Corporation's Current Report on Form 8-K filed on December 16, 2003).
12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1	*	List of Subsidiaries of The Mills Corporation.
23.1	*	Consent of Ernst & Young LLP, The Mills Corporation's independent auditors.
31.1	*	Section 302 Certification from Laurence C. Siegel, The Mills Corporation's Chief Executive Officer, dated March 15, 2004.
31.2	*	Section 302 Certification from Mary Jane Morrow, The Mills Corporation's Chief Financial Officer, dated March 15, 2004.
32.1	*	Section 906 Certification from Laurence C. Siegel and Mary Jane Morrow, dated March 15, 2004.

*
Filed herewith.
#
Represents a management contract or compensation plan, contract or arrangement.

              (b) Reports on Form 8-K

              Four Current Reports on Form 8-K were filed on the following dates during the quarter ended December 31, 2003:

  •
  October 7, 2003

  •
  November 5, 2003

  •
  December 16, 2003

  •
  December 19, 2003

              (c) Exhibits

              The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

              (d) Financial Statement Schedules

              The financial statement schedules required to be filed under this item are set forth in response to Item 15(a)(2).

SIGNATURE

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

THE MILLS CORPORATION, a Delaware Corporation
By:	/s/ LAURENCE C. SIEGEL Laurence C. Siegel Chairman of the Board of Directors and Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on March 15, 2004:

Signature	Title

/s/ LAURENCE C. SIEGEL Laurence C. Siegel	Chairman of the Board of Directors, Chief Executive Officer (principal executive officer) and Director
/s/ JAMES F. DAUSCH James F. Dausch	President, Development Division and Director
/s/ MARY JANE MORROW Mary Jane Morrow	Chief Financial Officer (principal financial officer and principal accounting officer)
Dietrich Von Boetticher	Vice Chairman and Director
/s/ JOHN M. INGRAM John M. Ingram	Vice Chairman and Director
/s/ CHARLES R. BLACK, JR. Charles R. Black, Jr.	Director
/s/ JAMES C. BRAITHWAITE James C. Braithwaite	Director
/s/ JOSEPH B. GILDENHORN Joseph B. Gildenhorn	Director
/s/ HARRY H. NICK Harry H. Nick	Director
/s/ FRANZ VON PERFALL Franz Von Perfall	Director
/s/ ROBERT P. PINCUS Robert P. Pincus	Director
/s/ CRISTINA L. ROSE Cristina L. Rose	Director

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
THE MILLS CORPORATION

              We have audited the accompanying consolidated balance sheets of The Mills Corporation as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of The Mills Corporation. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Mills Corporation as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

              As discussed in Note 3 of the Notes to the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for stock-based compensation plans, and in 2001 changed its method of accounting for certain derivative instruments.

                                /s/ ERNST & YOUNG LLP

McLean, Virginia
February 16, 2004

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Income producing property:
Land and land improvements	$420,181	$246,273
Building and improvements	1,883,230	1,133,779
Furniture, fixtures and equipment	60,674	54,250
Accumulated depreciation and amortization	(411,100)	(344,440)

Net income producing property	1,952,985	1,089,862
Land held for investment and/or sale	12,039	11,531
Construction in progress	292,290	103,278
Real estate assets held for disposition, net	—	61,748
Investment in unconsolidated joint ventures	822,624	676,387

Net real estate and development assets	3,079,938	1,942,806
Cash and cash equivalents	15,777	79,195
Restricted cash	37,484	28,600
Accounts receivable, net	76,910	40,550
Notes receivable	25,675	23,650
Deferred costs and other intangibles, net	47,792	9,863
Other assets	11,057	24,421

TOTAL ASSETS	$3,294,633	$2,149,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages, notes, and loans payable	$2,119,314	$1,236,726
Liabilities on real estate held for disposition	—	55,620
Accounts payable and other liabilities	191,194	105,205

	2,310,508	1,397,551

Minority interest	129,347	132,261
Series A Cumulative Convertible Preferred Stock, par value $0.01, 750,000 shares authorized, issued and outstanding in 2002	—	75,000
Series B Cumulative Redeemable Preferred Stock, par value $0.01, 4,300,000 shares authorized, issued and outstanding in 2003 and 4,600,000 shares authorized and 4,300,000 shares issued and outstanding in 2002	107,500	107,500
Series C Cumulative Redeemable Preferred Stock, par value $0.01, 3,500,000 shares authorized, issued and outstanding in 2003 and 3,450,000 shares authorized and 3,400,000 shares issued and outstanding in 2002	87,500	85,000
Series E Cumulative Redeemable Preferred Stock, par value $0.01, 8,545,000 shares authorized, issued and outstanding in 2003	213,625	—
Common stock, par value $0.01, 100,000,000 shares authorized, 50,297,623 and 43,196,297 shares issued and outstanding in 2003 and 2002, respectively	503	432
Additional paid-in capital	930,965	822,168
Accumulated deficit	(461,719)	(450,898)
Accumulated other comprehensive loss	(14,772)	(14,353)
Deferred compensation	(8,824)	(5,576)

Total stockholders' equity	854,778	544,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,294,633	$2,149,085

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
REVENUES:
Minimum rent	$213,683	$119,568	$100,642
Percentage rent	5,636	2,267	1,518
Recoveries from tenants	107,716	58,123	50,975
Other property revenue	27,769	15,748	15,211
Management fee income from unconsolidated joint ventures	11,784	10,925	10,436
Other fee income from unconsolidated joint ventures	4,542	8,856	8,097

Total operating revenues	371,130	215,487	186,879

EXPENSES:
Recoverable from tenants	96,531	52,562	43,065
Other operating	12,724	6,281	5,684
General and administrative	24,666	17,736	17,352
Depreciation and amortization	89,691	48,405	36,675

Total operating expenses	223,612	124,984	102,776

	147,518	90,503	84,103
OTHER INCOME AND EXPENSE:
Equity in earnings of unconsolidated joint ventures	27,735	30,509	12,398
Gain on sale of joint venture interests	9,191	—	6,420
Interest income	11,518	7,440	4,048
Interest expense, net	(76,636)	(48,156)	(53,731)
Loss on extinguishment of debt	(550)	(1,260)	(16,624)
Other income (expense)	(1,605)	(653)	(2,307)
Foreign currency exchange gains, net	38,639	11,582	—

INCOME BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	155,810	89,965	34,307
Minority interest, including Series D preferred unit distributions	(33,591)	(27,761)	(13,312)

INCOME FROM CONTINUING OPERATIONS	122,219	62,204	20,995
Discontinued operations, net of minority interest	93	271	247

NET INCOME	122,312	62,475	21,242
Preferred stock dividends	(27,798)	(2,555)	—

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$94,514	$59,920	$21,242

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$2.09	$1.67	$.83
Discontinued operations	.01	.01	.02

Income per common share	$2.10	$1.68	$.85

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$2.06	$1.65	$.82
Discontinued operations	.01	.01	.02

Income per common share	$2.07	$1.66	$.84

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	44,864	35,491	25,042

Diluted	45,785	36,355	25,491

DIVIDENDS PAID PER COMMON SHARE	$2.24	$2.18	$2.12

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

		Common Stock				Accumulated Other Comprehensive Loss
	Preferred Stock			Additional Paid-In Capital	Accumulated Deficit		Deferred Compensation		Total Comprehensive Income
		Shares	Amount					Total
BALANCES, DECEMBER 31, 2000	—	23,409	234	444,689	(394,009)	—	(2,980)	47,934
Cumulative effect of a change in accounting principle	—	—	—	—	—	(1,279)	—	(1,279)	$(1,279)
Restricted stock incentive program	—	365	4	9,172	—	—	(9,176)	—	—
Amortization of restricted stock incentive program	—	—	—	—	—	—	4,983	4,983	—
Units exchanged for common stock	—	276	3	7,071	—	—	—	7,074	—
Exercise of stock options	—	438	4	8,308	—	—	—	8,312	—
Sale of common stock, net of expenses	—	4,025	40	90,744	—	—	—	90,784	—
Repurchase and retirement of common stock	—	(50)	—	(1,102)	—	—	—	(1,102)	—
Change in fair value of cash flow hedges	—	—	—	—	—	(3,828)	—	(3,828)	(3,828)
Dividends declared	—	—	—	—	(51,872)	—	—	(51,872)	—
Adjustment to minority interest from increased ownership in Mills LP	—	—	—	(25,508)	—	—	—	(25,508)	—
Net income	—	—	—	—	21,242	—	—	21,242	21,242

BALANCES, DECEMBER 31, 2001	—	28,463	285	533,374	(424,639)	(5,107)	(7,173)	96,740	$16,135

Sale of series B preferred stock	107,500	—	—	(3,723)	—	—	—	103,777	$—
Sale of series C preferred stock	85,000	—	—	(3,175)	—	—	—	81,825	—
Restricted stock incentive program	—	172	2	4,410	—	—	(4,412)	—	—
Amortization of restricted stock incentive program	—	—	—	—	—	—	6,009	6,009	—
Units exchanged for common stock	—	560	5	16,253	—	—	—	16,258	—
Exercise of stock options	—	683	7	13,823	—	—	—	13,830	—
Sale of common stock, net of expenses	—	13,318	133	364,263	—	—	—	364,396	—
Change in fair value of cash flow hedges	—	—	—	—	—	(9,246)	—	(9,246)	(9,246)
Dividends declared, common stock	—	—	—	—	(86,179)	—	—	(86,179)	—
Dividends declared, Series B and Series C Preferred Stock	—	—	—	—	(2,555)	—	—	(2,555)	—
Adjustment to minority interest from increased ownership in Mills LP	—	—	—	(103,057)	—	—	—	(103,057)	—
Net income	—	—	—	—	62,475	—	—	62,475	$62,475

BALANCES, DECEMBER 31, 2002	$192,500	43,196	$432	$822,168	$(450,898)	$(14,353)	$(5,576)	$544,273	$53,229

Restricted stock incentive program, net	—	298	3	9,411	—	—	(9,414)	—	—
Amortization of restricted stock incentive program	—	—	—	—	—	—	6,166	6,166	—
Exercise of stock options	—	878	9	17,157	—	—	—	17,166	—
Sale of Series C preferred stock	2,500	—	—	(248)	—	—	—	2,252	—
Sale of Series E preferred stock	213,625	—	—	(3,170)	—	—	—	210,455	—
Series A preferred converted to common stock	—	3,153	31	74,969	—	—	—	75,000	—
Units exchanged for common stock	—	2,773	28	22,574	—	—	—	22,602	—
Change in fair value of cash flow hedges	—	—	—	—	—	(419)	—	(419)	(419)
Dividends declared, common stock	—	—	—	—	(105,335)	—	—	(105,335)	—
Dividends declared, preferred stock	—	—	—	—	(27,798)	—	—	(27,798)	—
Adjustment to minority interest from increased ownership in Mills LP	—	—	—	(11,896)	—	—	—	(11,896)	—
Net income	—	—	—	—	122,312	—	—	122,312	122,312

BALANCES, DECEMBER 31, 2003	$408,625	50,298	$503	$930,965	$(461,719)	$(14,772)	$(8,824)	$854,778	$121,893

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$122,312	$62,475	$21,242
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest including Series D preferred unit distributions	33,626	27,887	13,468
Net accretion of note receivable	(578)	(335)	(548)
Depreciation and amortization	89,691	48,405	36,675
Depreciation from discontinued operations	286	1,145	1,145
Amortization of finance costs	7,205	5,347	3,565
Loss on extinguishment of debt	550	1,260	16,624
Abandoned project costs	2,240	2,717	3,799
Provision for losses on accounts receivable	1,958	798	1,852
Equity in earnings of unconsolidated joint ventures	(27,735)	(30,509)	(12,398)
Gain on land sales	(1,129)	(2,500)	(153)
Gain on sale of joint venture interests	(9,191)	—	(6,420)
Gain from foreign currency exchange, net	(38,639)	(11,582)	—
Amortization of restricted stock incentive program	6,166	6,009	4,983
Changes in assets and liabilities:
Accounts receivable, net	(38,358)	(663)	(1,820)
Notes receivable	(4,280)	1,897	4,298
Other assets	(1,747)	(1,248)	5,881
Accounts payable and other liabilities	34,672	(17,716)	(1,805)

Net cash provided by operating activities	177,049	93,387	90,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and development assets	(175,217)	(277,122)	(168,053)
Distributions received from unconsolidated joint ventures	64,575	42,224	28,134
Proceeds from land sales	2,811	5,000	350
Proceeds from sale of joint venture interests	75,300	—	9,549
Acquisitions of income producing properties	(1,059,286)	(330,683)	—
Notes receivable	(830)	(9,778)	(8,687)
Deferred costs and other intangibles, net	(19,034)	(2,719)	(7,655)

Net cash used in investing activities	(1,111,681)	(573,078)	(146,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages, notes and loans payable	1,086,225	480,918	711,863
Repayments of mortgages, notes and loans payable	(269,762)	(379,003)	(706,369)
Refinancing costs	(14,386)	(5,278)	(21,321)
Change in restricted cash	(8,884)	533	(10,569)
Proceeds from sale of common stock, net	—	364,396	90,784
Proceeds from sale of preferred stock and units, net	222,662	185,602	69,343
Repurchase of common stock, net	—	—	(1,102)
Dividends paid	(126,055)	(75,220)	(51,872)
Distributions to minority interests	(35,752)	(36,268)	(34,166)
Proceeds from exercise of stock options	17,166	13,830	8,312

Net cash provided by financing activities	871,214	549,510	54,903

Net (decrease) increase in cash and cash equivalents	(63,418)	69,819	(1,071)
Cash and cash equivalents, beginning of year	79,195	9,376	10,447

Cash and cash equivalents, end of year	$15,777	$79,195	$9,376

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$99,388	$48,205	$54,529

Non-cash investing and financing information provided in Note 16.

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1. ORGANIZATION

              The Mills Corporation (the "Company") is a fully integrated, self-managed Real Estate Investment Trust ("REIT") that provides development, redevelopment, leasing, financing, management and marketing services to its properties. The Company conducts all of its business and owns all of its properties through its Operating Partnership, The Mills Limited Partnership ("Mills LP"), and its various subsidiaries. The Company is the sole general partner of Mills LP and owned a 1% general partner interest and a 77.88% limited partner interest as of December 31, 2003. Mills LP owns 100% of MillsServices Corp. ("MSC"), a taxable REIT subsidiary. MSC provides development, management, leasing and financial services to all but two of the Company's real estate joint ventures and does not perform any services for entities in which the Company is not a significant investor. Through MSC, the Company owns Mills Enterprises, Inc. ("MEI"), an entity that holds investments in certain retail joint ventures.

              As of December 31, 2003, the Company had an aggregate of 26 retail and entertainment-oriented centers comprised of 15 Mills Landmark Centers, ten 21st Century Retail and Entertainment Centers, and one International Retail and Entertainment Center. Of these (a) the Company wholly owned five Mills Landmark Centers and seven 21st Century Retail and Entertainment Centers, and (b) held equity interests in various joint ventures that own ten Mills Landmark Centers, three 21st Century Retail and Entertainment Centers and the one International Retail and Entertainment Center. In addition, as of December 31, 2003, the Company owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Joint ventures are accounted for under the equity method. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other partner. Significant intercompany transactions and balances are eliminated in consolidation.

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

              Income producing properties are individually evaluated for impairment when various conditions exist that may indicate that it is probable that the sum of expected undiscounted future cash flows from a property are less than its historical net cost basis. Upon determination that a permanent impairment has occurred, the Company records an impairment charge equal to the excess of historical cost basis over fair value. In addition, the Company writes off costs related to predevelopment projects when it determines that it will no longer pursue the project and such amounts could be material.

              The cost of acquired income producing property represents the allocation of purchase price to such assets based on appraisals and other valuation methods used in accounting for the acquisition and includes, if material, an allocation to identifiable intangible assets such as above/below market leases and at market leases in place at date of acquisition based on their fair values. External costs directly related to acquisition opportunities being actively pursuing by the Company are capitalized. If the Company is successful in completing the acquisition, such costs are allocated to the acquired property as part of the purchase price. If not, such costs are expensed in the period it becomes likely the acquisition will not be completed.

              Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Building and improvements	10 – 40 years
Land improvements	20 years
Furniture, fixtures and equipment	5 – 7 years

              Depreciation expense was $70,028, $38,831 and $30,128 for the years ended December 31, 2003, 2002 and 2001, respectively.

              Interest expense capitalized to real estate and development assets, including investments in unconsolidated joint ventures under development, was $51,169, $ 40,739 and $25,670 for the years ended December 31, 2003, 2002 and 2001, respectively.

CASH AND CASH EQUIVALENTS

              Highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

RESTRICTED CASH

              Restricted cash is comprised primarily of funds on deposit in cash collateral accounts controlled by the lenders. Proceeds from certain transactions are held in such accounts to fund maintenance reserves, interest, taxes and debt payments for the property associated with the loan.

ACCOUNTS RECEIVABLE

              Accounts receivable include amounts billed to tenants, deferred rent resulting from the straight-line recognition of rental income and accrued recoveries. Collectibility of these receivables is evaluated on a regular basis and the allowance for doubtful accounts is adjusted accordingly. At December 31, 2003 and 2002 the allowance for doubtful accounts was $3,315 and $2,104, respectively.

DEFERRED COSTS AND OTHER INTANGIBLES, NET

              Deferred costs and other intangibles include loan fees, leasing charges and the value of leases in place when a property was acquired. Loan fees including related expenses are amortized on a straight-line basis that approximates the interest method over the terms of the related notes. Leasing charges, including origination charges, are amortized on a straight-line basis over the term of the related leases. The value of in-place leases is based on various valuation methods used in accounting for acquisitions and is amortized on a straight-line basis over the term of the related lease. Total amortization expense was $26,868, $14,921 and $10,112 for the years ended December 31, 2003, 2002 and 2001, respectively. Total accumulated amortization is $62,363 and $54,259 at December 31, 2003 and 2002, respectively.

REVENUE RECOGNITION

              The Company, as lessor, retains substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Minimum rent from income producing properties is recognized on a straight-line basis over the terms of the respective leases and includes amortization of deferred revenue resulting from acquired leases. Percentage rent is recognized when tenants' sales have reached certain sales levels as specified in the underlying lease. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

              MSC has agreements to provide management, leasing, development and financing services to most of the Company's joint venture properties. For these services, MSC earns various fees. Management fees are a percentage of the monthly rental revenue received by the joint venture and recognized when such revenue is received by the property.

Leasing fees are recognized upon execution of the lease and represent an agreed-upon rate per square foot of space leased. Development fees are an agreed upon amount recognized ratably over the development period. Financial service fees are a stated percentage of the loan commitment obtained and recognized when the loan agreement is executed by the lender. Costs to provide leasing, development and financial services are capitalized as incurred and expensed as the associated fees are earned. Other fee income from unconsolidated joint ventures reflect leasing, development and financing fees, net of related recognized expenses, after the elimination of intercompany profit.

OTHER PROPERTY REVENUE

              Other property revenue includes rent from tenants with original leases of one year or less, temporary in-line space, kiosks and ATM space. It also includes lease termination fees and recoveries of previously uncollectible receivables.

DERIVATIVES AND HEDGING

              A variety of derivative financial instruments are used to manage, or hedge, the Company's exposure to the effect of changing interest rates. Derivative contracts are designated and qualify as cash flow hedges because, at inception, it is expected that the instrument will be effective in reducing interest rate exposure and that the underlying transaction will occur. Derivative instruments are not used for speculative purposes.

              Derivative instruments are stated at fair value. Fair value is determined using various methods and assumptions based on market conditions and risks existing at each balance sheet date. In most cases, standard market conventions and techniques, such as discounted cash flow analysis, option pricing models, replacement cost and termination cost, are used to determine fair value. All methods of assessing fair value result in a general approximation of value, which may never be realized.

              Changes in the fair value of derivative instruments are included in accounts payable and other liabilities and charged to accumulated other comprehensive loss. In the event the instrument is determined to be no longer effective, the item being hedged no longer exists or the terms of the underlying transaction are modified, the fair value adjustment is charged to earnings as interest expense. Unrealized gains or losses charged to accumulated other comprehensive income are eventually recognized in earnings as the underlying hedged item is recognized.

INCOME TAXES

              The Company elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (the "Code"). As a REIT, taxable income distributed to stockholders is not to subject federal corporate income taxes. To maintain its REIT status the Company is required to distribute at least 90% of its taxable income to its stockholders and is subject to various other requirements including meeting certain asset and income tests. Because the Company believes it will maintain its REIT status and distribute in excess of its taxable income, U.S. federal income taxes are not provided for REIT activities. Differences between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relate primarily to real estate depreciation, recognition of gains and losses from asset transactions and foreign currency exchange gains and losses. The tax treatment of dividends paid per common share for the years ended December 31, 2003, 2002 and 2001 was as follows:

	Years Ended December 31,
	2003	2002	2001
	(unaudited)
Ordinary income per common share	$1.08	$.75	$—
Capital gain per common share	.15	.12	—
Return of capital per common share	1.01	1.31	2.12

Dividends paid per common share	$2.24	$2.18	$2.12

              The Code does provide for a REIT to own stock in subsidiaries engaged in businesses which generate income that does not qualify for REIT treatment. The stock value of these businesses is subject to certain limitations and both the REIT and the taxable REIT subsidiaries are subject to strict rules governing ownership, operation and taxation. MSC and its subsidiaries have elected to be treated as taxable REIT subsidiaries.

              MSC, a subchapter C corporation, is subject to federal and state income taxes at the prevailing tax rates. As of December 31, 2003, MSC has an estimated federal net operating loss carry forward of $44,500. Deferred tax assets relating primarily to the loss carry forward have been offset in their entirety by a valuation allowance since there is no assurance MSC will generate taxable income in the future.

FOREIGN OPERATIONS

              The functional currency for entities operating or projects in development outside the United States is the currency of the country in which the entity or project is located. The financial statements of such entities are translated from the functional currency into U.S. dollars for inclusion in the Company's financial statements. Assets and liabilities are translated at the exchange rate in effect on the balance sheet date and income statement accounts are translated using the average exchange rate for the period. Significant, non-recurring income or expense items are translated at the exchange rate in effect on the date of transaction. Gains or losses resulting from translation are accounted for as a component of other comprehensive income or loss. Transactions denominated in currencies other than the functional currency are re-measured into the functional currency prior to translation. Non-monetary asset and liability transactions of this nature are re-measured at historical exchange rates; monetary asset and liability transactions are re-measured at the exchange rate in effect on the balance sheet date; and income statement transactions are re-measured at the average exchange rate for the period being reported. Gains or losses resulting from re-measurement are included in the determination of the entity's net earnings.

              The Company's foreign investment and related advances are denominated in the foreign entity's functional currency and re-measured to the Company's functional currency of the U.S. dollar. The Company expects to settle these amounts in the foreseeable future through distributions from the foreign entity. Accordingly, gains or losses resulting from the re-measurement are included in the determination of net income. Foreign currency exchange gains, net for the years ended December 31, 2003 and 2002 arose primarily as a result of this re-measurement.

              As of December 31, 2003 and 2002, the Company has investments in unconsolidated foreign joint ventures of $210,861 and $207,193, respectively.

SEGMENT REPORTING

              The Company considers each of its properties a separate operating segment that are aggregated and reported as a single segment. Operating results for each property are reviewed by the chief operating decision maker in the determination of resource allocation and performance and for which discrete financial information is available. This single reportable segment represents over 90% of the Company's assets, revenues and income for each of the years presented. Future prospects for each property are similar and all have essentially the same economic characteristics with similar returns, occupancy and tenants and are sited near a metropolitan area with similar demographics and site characteristics.

EARNINGS PER COMMON SHARE

              Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the assumed conversion of stock issued pursuant to the Company's restricted stock program and stock option incentive program using the treasury stock method and the if-converted method for any of the Company's convertible preferred stock.

TAX INCREMENT FINANCING

              Tax increment financing is a common form of project infrastructure financing expected to be repaid through future tax assessments. In determining if such financing should be recorded, factors including whether the assessment is fixed or variable and the probability the Company will become obligated for such financing is considered.

USE OF ESTIMATES

              The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

              Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the current year presentation.

3. NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

STANDARDS IMPLEMENTED AND TRANSITION ADJUSTMENT

              Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" as amended, on a prospective basis to all employee awards granted, modified or settled after the effective date. Prior to 2002, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. This adoption had an immaterial impact on 2002 results of operation.

              Effective January 1, 2003, the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Upon adoption, the Company reclassified losses from extinguishment of debt realized in prior years from extraordinary items to other income and expense.

              Effective July 1, 2003, the Company adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. The adoption of this pronouncement had no impact on the Company's financial condition or results of operations.

              Effective October 1, 2003, the Company adopted the disclosure provisions of FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Direct Guarantees of Indebtedness of Others." Initial recognition and measurement provisions of FIN No. 45 were adopted on a prospective basis for guarantees issued after December 31, 2002. Under FIN 45, the fair value of a guarantee is recorded as a liability at its inception, with the offsetting entry recorded based on the circumstances in which the guarantee was issued. The adoption of this pronouncement did not have a material impact on the Company's financial condition or results of operations.

PENDING ADOPTION OF AN ACCOUNTING PRONOUNCEMENT

              In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which (i) the equity investors, (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. FIN 46 became effective immediately for all VIEs created after January 31, 2003 and required certain disclosures be made in financial statements issued after January 31, 2003. In December 2003, FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. Because the Company did not become party to any VIEs created since January 31, 2003, it is not required to adopt FIN 46-R until March 31, 2004. Based on a preliminary review, the Company has identified certain joint venture entities created prior to February 1, 2003, that may meet the criteria of a VIE and may require consolidation under FIN 46 and FIN 46-R effective March 31, 2004. Total assets of the potential VIEs were $581,351 at December 31, 2003.

4. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

              As summarized below, the Company acquired several operating properties during 2003 and 2002. The purchase price below does not include transaction costs.

	Acquisition Date	Purchase Price
100% Interest Acquired:
Great Mall of the Bay Area	August 2003	$265,500
Del Amo Fashion Center	June 2003	442,000
Cadillac Fairview Portfolio (1)	January 2003	539,900
Riverside Square	December 2002	86,500
Cincinnati Mills	September 2002	68,800
Partial Interests Acquired:
Cadillac Fairview Portfolio (2)	May 2003	62,500
Opry Mills (3)	June 2002	30,900
Simon Interests (4)	May 2002	124,500

(1)
Includes Broward Mall, Dover Mall, The Esplanade, Galleria at White Plains and Northpark Mall as well as the acquisition of 110 acres of developable land adjacent to the properties for approximately $7,900.

(2)
Includes Gwinnett Place and Town Center at Cobb.

(3)
The Company acquired the remaining interest in Opry Mills which is now consolidated as a wholly owned property.

(4)
Includes Arizona Mills, Arundel Mills, Concord Mills, Grapevine Mills and Ontario Mills.

              The acquired properties are included in the Company's results of operations from the respective date of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1 of the year presented. In the Company's opinion, all significant adjustments necessary to reflect the effects of the acquisitions, the equity offerings, and use of the line of credit have been made.

	Pro Forma Years Ended December 31,
	2003	2002
	(Unaudited)
Revenues	$418,777	$379,567
Net income	$125,081	$95,817
Income available to common shareholders	$92,460	$71,596
Income per common share — basic	$2.05	$1.71
Income per common share — diluted	$2.00	$1.68

              The following summarizes the assets and liabilities of properties acquired in 2003 and 2002 as of their respective dates of acquisition after the purchase price allocation. The Company has made preliminary allocations of purchase prices for the Great Mall of the Bay Area and the Del Amo Fashion Center which will be completed upon receipt of cost segregation and other studies in 2004.

	2003	2002
Net real estate and development assets	$1,269,108	$457,042
Accounts receivable and other assets	—	2,692
Cash and cash equivalents	—	2,723
Deferred costs and other intangibles, net	71,435	38,472
Mortgages, notes and loans payable assumed	(65,861)	(172,873)
Accounts payable and other liabilities	(20,394)	(17,373)

Net assets acquired	$1,254,288	$310,683

CONVEYANCE OF JOINT VENTURE INTERESTS

              In December 2003, the Company conveyed a partnership interest of approximately 50% in the Great Mall of the Bay Area to Kan Am Grund Kapitalanlagesellshaft mbH ("Kan Am Grund") for $47,200 and recognized a gain of $729. Kan Am Grund is an affiliate of Kan Am, a German syndicator of real estate funds with whom we have had a long standing relationship. The Great Mall is included in the consolidated results of operations from its date of acquisition in August 2003 through the date of conveyance (December 23, 2003) and is subsequently accounted for on the equity method.

              In August 2003, the Company conveyed an additional 6.375% partnership interest in each of the Arundel Mills, Concord Mills and Grapevine Mills projects to Kan Am for $28,100 and recognized a gain of $8,462.

              In October 2001, the Company conveyed a 40% interest in one of its non-real estate investments for $9,500 and recognized a gain of $6,420.

DISCONTINUED OPERATIONS

              In March 2003, in a transaction related to the September 2002 acquisition of Cincinnati Mills, 27 of the Company's 46 single tenant properties subject to net leases and operating as CVS pharmacies ("Net Lease Properties") were exchanged for an aggregate sales price of $58,700, net of transaction costs. No gain or loss was recognized in conjunction with the exchange. Revenues of the 27 Net Lease Properties amounted to $1,405, $5,554 and $5,554 for the years ended December 31, 2003, 2002 and 2001. The results of operations and assets and liabilities related to the 27 Net Lease Properties are segregated in the accompanying financial statements as discontinued operations.

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

              Certain operating properties, properties under development and retail concerns are owned through joint ventures. The Company is usually the general or managing partner in the real estate ventures. Equity in the income or loss of joint ventures is recorded based on an estimate of each partner's economic ownership. Economic ownership is determined based on anticipated stabilized cash flows that would be distributed to each partner. Partner distributions are defined by the individual joint venture agreements. Generally, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with specified residual sharing percentages. Cash flow from capital events, including refinancing and asset sales, is allotted first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages.

              At December 31, 2003, the Company's residual sharing and capital contribution percentages in real estate ventures were as follows:

	Residual Sharing Percentage	Capital Contribution Percentage
Mills Landmark Centers
Arizona Mills	50.0%	50.0%
Arundel Mills	59.3%	39.5%
Colorado Mills	56.3%	37.5%
Concord Mills	59.3%	39.5%
Discover Mills	50.0%	—
Grapevine Mills	59.3%	39.5%
Great Mall of the Bay Area	75.0%	49.0%
Katy Mills	62.5%	25.0%
Ontario Mills	68.8%	43.8%
St. Louis Mills	75.0%	50.0%
21st Century Retail and Entertainment Centers
The Block at Orange	50.0%	—
Gwinnett Place	50.0%	50.0%
Town Center at Cobb	50.0%	50.0%
International Retail and Entertainment Center
Madrid Xanadú	66.7%	66.7%
Properties under Development
Meadowlands Xanadu (1)	53.3%	31.0%
Pittsburgh Mills	56.3%	37.5%
Vaughan Mills	50.0%	50.0%

(1)
Percentages are subject to change based upon project scope and required contributions.

              The Company is committed to providing additional equity to certain of its joint ventures under development pursuant to the relevant joint venture agreements. The Company guarantees certain joint venture partners' preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property's grand opening. The Company would only be liable under the guarantees if the construction loan proceeds are insufficient to fund preference payments, the project's construction is not completed or the construction loan is not refinanced at or before maturity. Certain of the Company's joint venture agreements also contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

              As of December 31, 2003, preference returns to the joint venture partners were current and the Company had guaranteed repayment of $610,827 of joint venture debt and joint venture letters of credit of $5,551. The Company would be required to guarantee an additional $77,242 if its joint ventures borrow up to the total construction loan commitments. The Company is also contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District ("City"). The remaining aggregate amount of the special tax assessment is $11,291 and will be collected through 2020 to fund debt service on bonds issued by the City.

              The following summarizes certain significant joint venture agreement provisions and activities:

Madrid Xanadú

              The Company is party to an agreement with Parecelatoria De Gonzalo Chacün S.A. ("PGC"), its Madrid Xanadú joint venture partner, that has certain put/call provisions that include, among other things, the right of PGC to require the Company to purchase PGC's interest in the joint ventures for a minimum price of $43,950 (€35 million).

Vaughan Mills

              The Company and Ivanhoe Cambridge each own an undivided 50% interest, as tenants in common, in Vaughan Mills, which is expected to open during 2004. At any time following the fourth anniversary of the opening of the project, either party may exercise a buy-sell provision pursuant to which the offering party can require that the other party either purchase for cash the offering party's entire interest in the project or sell to the offering party the interest of the other party.

Pittsburgh Mills

              Pittsburgh Mills, which is expected to open in 2005, is being developed by Pittsburgh Mills Limited Partnership, a joint venture between Mills-Kan Am Pittsburgh Limited Partnership ("Mills-Kan Am Pittsburgh") and AV Associates Limited Partnership. Mills-Kan Am Pittsburgh, through which we will own our interest in the Pittsburgh Mills project, is a joint venture with Kan Am. For one to three years following the opening of the project, AV Associates may elect to convert a portion of its interest in the partnership to, at the Company's option, cash or units of Mills LP. Commencing on the fifth anniversary of the project's opening, AV Associates may put, and the Company may call, all of AV Associates' remaining partnership interest for a purchase price based on the fair market value of the property and paid, at the Company's option, in cash or units in of Mills LP.

              Kan Am also has the right to require Mills-Kan Am Pittsburgh to redeem Kan Am's interest if, among other things, the closing and initial funding of the construction loan and receipt of certain public financings have not occurred by June 30, 2005 or 12 months following the date Kan Am has fully contributed its required equity to the joint venture. The redemption obligation is guaranteed by the Company. As of December 31, 2003 Kan Am had contributed $25,000 of its estimated required equity of $31,700.

Meadowlands Xanadu

              Meadowlands Xanadu will be developed on the site of the Continental Arena in New Jersey pursuant to an agreement with the New Jersey Sports & Exposition Authority ("NJSEA"). It will be developed through a joint venture between Meadowlands Mills Limited Partnership ("Meadowlands Mills") and affiliates of Mack-Cali Realty Corporation ("Mack-Cali"). Meadowlands Mills is obligated to contribute additional capital up to a maximum 40% of net project costs while Mack-Cali is obligated to contribute additional capital up to a maximum $32,500. Commencing on the sixth anniversary of opening, the agreement provides that either party may put their interest in the partnership to the other for a price based on the fair value of the project at that time.

              Meadowlands Mills is a partnership between the Company and Kan Am and has a mortgage interest in a 587-acre tract of land adjacent to the Continental Arena site (the "Empire Tract"). Meadowlands Mills has entered into agreements with Empire, Ltd., the current owner of the Empire Tract, and Bennett S. Lazare, Esq. whereby they may, under certain circumstances, receive a combined 20% limited partnership interest in Meadowlands Mills. In connection with the development agreement with NJSEA, the Company expects to convey the Empire Tract to the State of New Jersey.

              As of December 31, 2003, the Company had invested approximately $144,000 in Meadowlands Mills, of which approximately $72,000 is an advance, and Kan Am had invested $24,000. Kan Am has the right to require Meadowlands Mills to redeem its invested capital, plus any accrued construction period preferences, if a construction loan is not obtained by June 30, 2005.

              Beginning on the "Project Commencement Date", a date on which certain material contingencies have been satisfied, the Company and Meadowlands will also guarantee the return of Kan Am's capital contribution upon Kan Am's exercise of its redemption rights, which may occur prior to securing the construction loan.

              Condensed combined financial statements of the Company's unconsolidated joint ventures follow:

	December 31,
CONDENSED COMBINED BALANCE SHEETS:
	2003	2002
ASSETS:
Net income producing property	$2,262,202	$1,543,764
Land held for investment and/or sale	34,773	33,899
Construction in progress	349,355	365,916
Cash and cash equivalents	119,187	89,073
Restricted cash	40,462	24,702
Accounts receivable, net	114,326	61,910
Notes receivable	25,893	27,947
Deferred costs, net	122,050	90,682
Other	134,809	72,232

	$3,203,057	$2,310,125

LIABILITIES AND PARTNERS' EQUITY:
Debt	$2,204,854	$1,402,740
Other liabilities	277,310	141,868
Mills LP's accumulated equity (1)	537,385	388,914
Joint venture partners' accumulated equity	183,508	376,603

	$3,203,057	$2,310,125

(1)
The carrying value of the Company's investment in unconsolidated joint ventures differs from Mills LP's accumulated equity noted above due primarily to basis differences. Basis differences result from the acquisition of partnership interests which are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development and leasing costs recovered by Mills LP through fees earned during project development and construction. In addition, Company loans to the joint ventures are included in the carrying value of the investment but are classified as other liabilities above. Basis differences are amortized over 20 years.

	Year Ended December 31,
COMBINED CONDENSED RESULTS OF OPERATIONS:
	2003	2002	2001
REVENUES:
Minimum rent	$224,227	$181,775	$176,215
Percentage rent	3,653	3,176	4,343
Recoveries from tenants	89,658	71,983	71,359
Other property revenue	30,407	21,867	20,252

Total operating revenues	347,945	278,801	272,169

EXPENSES:
Recoverable from tenants	80,472	65,324	63,453
Other operating	23,488	16,386	19,379
Depreciation and amortization	112,215	94,737	92,506

Total operating expenses	216,175	176,447	175,338

	131,770	102,354	96,831
OTHER INCOME AND EXPENSE:
Interest income	1,791	3,073	4,047
Interest expense	(108,797)	(82,536)	(90,219)
Loss on debt extinguishments	(1,783)	(35)	(527)
Other income (expense)	12,103	22,324	14,590
Foreign currency exchange gains, net	1,901	—	—

NET INCOME	$36,985	$45,180	$24,722

EQUITY IN EARNINGS	$27,735	$30,509	$12,398

              Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

              During 2003 the Company increased its interests in unconsolidated joint ventures with the conveyance of a partnership interest of approximately 50% in the Great Mall of the Bay Area and its acquisition of a 50% interest in Gwinnett Place and Town Center at Cobb in connection with the Cadillac Fairview Portfolio acquisition. Also during 2003, the St. Louis Mills and Madrid Xanadú developments opened. Significant financing activities of the unconsolidated joint ventures follow:

  •
  In August 2003, a $175,000 mortgage loan that bears interest at 4.80% was obtained in conjunction with the acquisition of the Great Mall of the Bay Area. The mortgage matures in September 2008 and is interest-only through maturity.

  •
  In May 2003, two fixed rate mortgages were assumed in conjunction with the acquisition of the Town Center at Cobb and Gwinnett Place. The loans have a combined outstanding balance of $230,578 as of December 31, 2003, one bearing interest at 7.54% and the other at 7.25%. The loans are cross-collateralized and are amortizing on a 30 year schedule with a scheduled balloon repayment in April 2007.

  •
  In May 2003, a construction loan with a commitment of $162,000 was obtained in connection with the construction of St. Louis Mills. The loan bears interest at LIBOR plus 1.95%, matures in May 2006 and has two one-year extension options. As of December 31, 2003, $111,080 had been drawn.

  •
  In December 2002, a construction loan with a commitment of $242,350 (€193.0 million) was obtained in conjunction with the construction of Madrid Xanadú. The loan bears interest at EURIBOR plus 1.55%, matures in May 2006 and has two one-year extension options. As of December 31, 2003, $232,018 had been drawn.

              Advances to unconsolidated joint ventures were $114,851, $127,603 and $32,587 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest income earned on such advances totaled $8,187, $4,276 and $1,678 for the years ended December 31, 2003, 2002 and 2001, respectively.

6. MORTGAGES, NOTES AND LOANS PAYABLE

              Mortgages, notes and loans payable, consist of the following:

	December 31,
	2003	2002
Potomac Mills/Gurnee Mills mortgage -monthly principal and interest due based on a 30-year amortization with a balloon payment due March 2011; interest rate at 7.46% per annum.	$346,520	$349,876
Cadillac Fairview Portfolio mortgage — interest payable monthly with principal due February 2008 (including two one-year extension options); interest rate at LIBOR plus 2.10%. The LIBOR floor is 1.75% on a notional amount of $75,000. An interest rate swap fixed the interest rate at 4.17% on the remaining $245,000 through maturity.	320,000	—
Sawgrass Mills mortgage — monthly principal and interest due based on a 30-year amortization with a balloon payment due July 2006; interest rate at 7.18% per annum.	293,351	296,268
Del Amo Fashion Center mortgage — interest payable monthly with principal due August 2008 (including two one-year extension options); average interest rate at LIBOR plus 2.06%. The LIBOR floor is 1.75% on a notional amount of $70,000. An interest rate swap locks LIBOR at 1.67% on a notional amount of $190,000 through December 2004. A second interest rate swap locks LIBOR at 3.47% on a notional amount of $100,000 from December 2004 through December 2005.	287,000	—
Mills LP line of credit — interest payable monthly; interest rate at LIBOR or EURIBOR plus 1.50% to 2.50%; expires June 2006 (2007 with one-year extension option). Total line $500,000; $262,350 available (net of $10,650 letters of credit).	227,000	—
Opry Mills mortgage — interest payable monthly with principal due October 2007 (including two one-year extensions); interest rate at LIBOR plus 1.18%. An interest rate swap locks LIBOR at 4.14% on the balance through maturity fixing interest at 5.32%. Provided certain terms and conditions are met, an additional $25,000 may be borrowed.	175,000	175,000
Franklin Mills/Liberty Plaza mortgage — monthly principal and interest due based on 30-year amortization with a balloon payment due May 2007; interest at a blended rate of 7.67% per annum.	132,913	134,862
Riverside Square mortgage — interest payable monthly through January 2005, principal and interest payments due subsequently based on a 30-year amortization with a balloon payment due January 2013; interest rate at 5.77% per annum.	65,000	65,000
Broward Mall mortgage — interest payable monthly with principal payments of $1,500 due in March 2004 and 2005 and $2,000 annually thereafter through March 2008 with a balloon payment due March 2009. Mortgage was assumed as part of the Cadillac Fairview Portfolio acquisition and adjusted to fair market value resulting in an effective interest rate of 5.34%.	64,361	—
Cincinnati Mills construction loan — interest payable monthly with principal due December 2006; interest rate at LIBOR plus 2.00%. An interest rate swap locks LIBOR at 2.42% through November 2004 and a second locks LIBOR at 3.88% from December 2004 through October 2006 on a notional amount of $57,000.	58,447	58,447
Net Leased Properties mortgage — interest payable monthly with principal maturity dates ranging from October 2010 to January 2023; weighted average interest rate of 8.57% per annum.	47,374	47,374
Sawgrass Mills mezzanine loan — monthly interest and principal due based on a 30-year amortization with a balloon payment due in July 2006; interest rate at LIBOR plus 4.50%. An interest rate swap locks LIBOR at 2.16% through June 2004.	36,112	36,499
Mills LP term loan — interest payable monthly at LIBOR plus 2.25% with principal reduction of $5,000 due June 2004, and the remainder due May 2005. An interest rate swap locks LIBOR at 2.17% through November 2004. Secured by Mills LP's equity in Franklin Mills.	35,000	40,000
Concord Mills Residual III mortgage — monthly interest payable with principal due January 2004; interest rate at LIBOR plus 2.25%.	17,815	17,590
Other notes and loans payable	13,421	15,810

	$2,119,314	$1,236,726

              Weighted average interest rate on the Company's debt was 5.59% and 6.75% at December 31, 2003 and 2002, respectively. Of the total outstanding debt, $1,135,069 and $1,071,079 was fixed rate at December 31, 2003 and 2002, respectively. The Company's line of credit is the only unsecured borrowing ($227,000 at December 31, 2003). At December 31, 2003, the Company had total recourse debt of $349,072.

              Certain mortgages, notes and loans payable agreements contain restrictive covenants relating to the maintenance of specified financial performance ratios such as minimum net worth, debt service coverage ratio, loan to value and restriction on future dividend and distribution payments. As of December 31, 2003, the Company was in compliance with these covenants.

              Aggregate annual maturities at December 31, 2003 are as follows:

2004	$38,783
2005	44,136
2006	618,439
2007	309,882
2008	616,107
Thereafter	491,967

$2,119,314

              In February 2004, the Cincinnati Mills construction loan was refinanced with a new construction loan which is fully guaranteed by the Company. The new loan has a total commitment of $122,000, bears interest at LIBOR plus 2.00% and matures in February 2007.

              In June 2003, the Company refinanced and increased its unsecured revolving line of credit from $175,000 to $500,000. The line is used to fund acquisitions, developments, redevelopments and working capital. Funds are available subject to certain performance measures and restrictive covenants. Subject to certain leverage tests, the line bears interest at 1.50% to 2.50% over LIBOR for U.S. dollar denominated borrowings and EURIBOR for euro denominated borrowings. At December 31, 2003 the interest rate was LIBOR plus 2.50%. The line is scheduled to expire in June 2006 and contains a one-year extension option.

              During 2003, 2002 and 2001, the Company realized losses on debt extinguishments of $550, $1,260 and $16,624, respectively.

7. FINANCIAL INSTRUMENTS—DERIVATIVES AND HEDGING

              In the normal course of business, the Company and its joint ventures are exposed to the effect of interest rate changes. To limit this exposure, established risk management policies and procedures including the use of a variety of derivative financial instruments to manage, or hedge, interest rate risk are followed. Derivative instruments are not used for speculative purposes. Derivative instruments used for hedging must be effective in reducing the interest rate risk exposure. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). Hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Additionally, any derivative instrument used for risk management that becomes ineffective is marked to market through earnings.

              Depending on the underlying exposure, interest rate swaps, caps and floors, options, forwards or a combination thereof, may be used to manage interest rate risk. Interest rate swaps and collars are contractual agreements with third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the exposure is limited to the interest rate differential on the notional amount. The

Company does not anticipate non-performance by any of its counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

              Interest rate hedges designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures (for joint venture hedges) with a corresponding adjustment to either accumulated other comprehensive income (loss) or earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income to the extent of the effective portion of the risk being hedged. Changes in the hedging instrument's fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). Changes in fair value representing (1) the ineffectiveness of the hedging relationship and (2) any other component of fair value not related to the risk being hedged are recorded as interest expense through earnings. Some derivative instruments are associated with the hedge of an anticipated transaction. Over time, the unrealized gains/losses held in accumulated other comprehensive income (loss) will be recognized in earnings consistent with when the hedged items are recognized in earnings.

              The following summarizes the interest rate swaps the Company and its joint ventures have currently entered into to hedge the variability of monthly cash outflows due to the variability in LIBOR. The swaps require the Company to receive LIBOR and pay a fixed rate. A summary of the current and deferred start swap terms of the derivative instruments, a reconciliation of their fair values and adjustments to accumulated other comprehensive loss are as follows:

	Wholly Owned	Joint Venture
Hedge type	Cash Flow	Cash Flow
Description	Swap	Swap
Range of notional amounts	$35,000 – $245,000	$30,000 – $129,701
Range of interest rate	1.67 – 4.14%	1.29 – 5.35%
Range of deferred effective start dates	12/1/04 – 12/15/04	None
Range of maturity dates	6/7/04 – 10/10/07	4/1/04 – 5/1/06
Accumulated other comprehensive loss at December 31, 2002	$(10,445)	$(15,152)
Change in fair value	(1,345)	4,192

Accumulated other comprehensive loss at December 31, 2003	$(11,790)	$(10,960)

              Within the next twelve months, the Company expects to recognize interest expense of $5,533 currently unrealized in accumulated other comprehensive loss while the joint ventures expect to recognize $5,574, of which the Company's share is $1,669.

              Other comprehensive loss, including the Company's proportionate share of its joint venture balances, at December 31, 2003 and 2002 was $14,772 and $14,353, respectively. Comprehensive income for the years ended December 31, 2003, 2002 and 2001 was $121,893, $53,229 and $16,135, respectively.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following disclosures of estimated fair value of financial instruments were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

              Cash equivalents, restricted cash, accounts and notes receivable, accounts payable and other liabilities are carried at amounts which reasonably approximate their fair values.

              Fixed rate debt with an aggregate carrying value of $1,135,069 and $1,071,079 has an estimated aggregate fair value of $1,210,352 and $1,161,124 at December 31, 2003 and 2002, respectively. Estimated fair value of fixed rate debt is based on interest rates currently available to the Company for issuance of debt with similar terms, credit risk and remaining maturities. The estimated fair value of the Company's variable rate debt is estimated to be approximately equal to its carrying value of $984,245 and $165,647 at December 31, 2003 and 2002, respectively.

              Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2003, and current estimates of fair value may differ significantly from the amounts presented herein.

9. LEASING ACTIVITIES

              The Company has noncancellable leases with tenants with remaining terms ranging from one to 20 years and requiring monthly payments of specified minimum rent. A majority of the leases require reimbursement by the tenant of substantially all operating expenses of the properties. Future minimum rental commitments under these leases at December 31, 2003 are as follows:

2004	$173,616
2005	154,782
2006	129,121
2007	112,295
2008	95,101
Thereafter	302,428

$967,343

              The Company has a noncancellable operating lease with an affiliate of Kan Am for its corporate headquarters in Arlington, Virginia. The lease commenced in April 1996 for a term of ten years. Total rental expense was $3,177, $3,071 and $2,675 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum rental payments under this lease are $3,578, $3,699 and $1,780 for the years ending December 31, 2004, 2005 and 2006, respectively. In 2004, the Company entered into an agreement to lease new headquarters space beginning in April 2006.

10. EMPLOYEE BENEFIT PLANS

              The Company has a 401(K) defined contribution benefit plan that covers all employees who are age 21 or older and have completed at least 60 days of service. Contributions made by employees electing to participate in the plan under salary reduction agreements are recorded when paid into the plan or, alternatively, accrued if unpaid. Employer contributions are accrued and paid into the plan periodically. Employer contributions were $1,548, $1,550 and $1,400 for the years ended December 31, 2003, 2002 and 2001, respectively.

11. SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

              In 2001, the Company sold 750,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") totaling $75,000 in a private placement. The Series A Preferred Stock had an initial coupon of 10.5% with annual 50 basis point increase in each of the next two years, with significant additional increases after the third year. The Series A Preferred Stock was convertible into the Company's common stock at a strike price of $25.00 per share. In October and November 2003, all of the Company's Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, were converted into a total of 3,153,368 shares of the Company's common stock. Series A Preferred Stock was also subject to redemption at the option of the holders based on the occurrence of specified events. Due to the redemption feature, dividends were accounted for as interest expense.

12. MINORITY INTEREST

              Minority interest is comprised of Mills LP common and preferred unit holders after eliminating the Company's ownership units.

              Common minority interest is increased and decreased, respectively, for income and distributions allocated to common units held by outside interests. Periodically, the Company raises additional equity through the issuance of common stock and contributes the proceeds to Mills LP for an equivalent number of common units. The Company records adjustments to minority interest and stockholders' equity to reflect the increased ownership in Mills LP. The minority interest was 21.12% and 27.32% at December 31, 2003 and 2002, respectively.

              As of December 31, 2003 and 2002, respectively, there were 13,464,161 and 16,237,425 common units of Mills LP that were not held by the Company. These units are exchangeable, at the Company's option, for either cash or shares of its common stock on a one-for-one basis in specified circumstances. This exchange right has not been considered in the computation of per share data, as it does not have a dilutive effect.

              In March 2003, Mills LP sold 400,000 of 8.75% Series D Cumulative Redeemable Preferred Units ("Series D") in a private placement to two investors at a purchase price of $25.00 per unit. The net proceeds, which totaled $9,955 after expenses, were used to reduce borrowings under the Company's line of credit. Series D preferred units are exchangeable for the Company's Series D Cumulative Redeemable Preferred Stock on a one-for-one basis at any time after a registration statement covering such shares of Series D preferred stock is declared effective by the Securities and Exchange Commission. Distributions on Series D preferred units are payable quarterly in arrears at 8.75% of the liquidation preference of $25.00 per unit. On or after March 26, 2008, Series D preferred units and Series D preferred stock may be redeemed by Mills LP or the Company, as appropriate, at $25.00 per unit or share, as applicable. Holders of Series D preferred stock, if any shares are outstanding, will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain events. Series D preferred units are included in minority interest on the consolidated balance sheet at a value of $25 per share plus accrued dividends, if any. Dividends paid or accrued are included in minority interest on the consolidated statement of income.

13. CAPITAL STOCK

              At December 31, 2003 and 2002, the total number of shares authorized and outstanding was as follows:

	December 31, 2003		December 31, 2002
	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $0.01 par value	100,000,000	50,297,623	100,000,000	43,196,297
Non-voting common stock, $0.01 par value	50,000,000	—	50,000,000	—
Preferred stock
Series A Cumulative Convertible, $0.01 par value	750,000	—	750,000	750,000
Series B Cumulative Redeemable, $0.01 par value	4,300,000	4,300,000	4,600,000	4,300,000
Series C Cumulative Redeemable, $0.01 par value	3,500,000	3,500,000	3,450,000	3,400,000
Series D Cumulative Redeemable, $0.01 par value	400,000	—	—	—
Series E Cumulative Redeemable, $0.01 par value	8,545,000	8,545,000	—	—
Undesignated preferred stock	2,505,000	—	11,200,000	—

COMMON STOCK

              During 2002, the Company sold 13,318,179 shares of common stock. Net proceeds of $364,396 were used to reduce line of credit borrowings and to fund the 2003 Cadillac Fairview Portfolio acquisition and the purchase of certain joint venture interests.

SERIES B AND C CUMULATIVE REDEEMABLE PREFERRED STOCK

              In October and December 2002, the Company sold a total of 4,300,000 shares of 9% Series B Cumulative Redeemable Preferred Stock ("Series B") and 3,400,000 of 9% Series C Cumulative Redeemable Preferred Stock ("Series C"), both with a par value of $0.01 per share, for $25.00 per share in an underwritten public offering. In January 2003, an additional 100,000 shares of Series C preferred stock was sold in a public offering at an initial price of $25.23 per share. Net proceeds from the offerings aggregated $187,854 and were contributed to Mills LP in exchange for preferred units which have economic terms substantially identical to the Series B and C preferred stock. Net proceeds from the Series B preferred stock sale were used to reduce borrowings under the Company's line of credit, to fund development efforts and as working capital. Net proceeds from the Series C preferred stock were used to fund the January 2003 Cadillac Fairview Portfolio acquisition. Dividends on the Series B and Series C preferred stock are payable quarterly at 9% of the liquidation preference of $25.00 per share. Holders of the stock will have limited voting rights only if dividends are not paid for six or more quarterly periods.

SERIES E CUMULATIVE REDEEMABLE PREFERRED STOCK

              In May 2003, the Company sold a total of 6,440,000 shares of 8.75% Series E Cumulative Redeemable Preferred Stock, ("Series E") par value $0.01 per share, for $25.00 per share in an underwritten public offering. In October and November 2003, the Company sold an additional 2,105,000 shares of Series E preferred stock for $26.24 per share in two public offerings. The aggregate net proceeds of $210,455 were contributed to Mills LP in exchange for preferred units having economic terms substantially identical to the Series E preferred stock. The net proceeds were used to reduce the Company's line of credit and certain other indebtedness. Dividends on the Series E preferred stock are payable quarterly at 8.75% of the liquidation preference of $25.00 per share. On or after May 5, 2008, the Series E preferred stock may be redeemed by the Company at $25.00 per share. Holders of the Series E preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

EARNINGS PER SHARE

              The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2003	2002	2001
Net income	$122,312	$62,475	$21,242
Less: Preferred stock dividends	(27,798)	(2,555)	—
Adjustment to minority interest	(285)	(126)	(72)

Numerator for basic earnings per common share	94,229	59,794	21,170
Adjustment to minority interest	496	457	146

Numerator for diluted earnings per common share	$94,725	$60,251	$21,316

Denominator:
Weighted average shares	45,149	35,726	25,262
Outstanding unvested restricted stock awards — weighted average shares	(285)	(235)	(220)

Denominator for basic earnings per share-adjusted weighted average shares	44,864	35,491	25,042
Effect of dilutive securities:
Employee stock options and restricted stock awards	921	864	449

Denominator for diluted earnings per share-adjusted weighted average shares	45,785	36,355	25,491

Basic earnings per common share	$2.10	$1.68	$0.85

Diluted earnings per common share	$2.07	$1.66	$0.84

              Certain stock options are excluded from the computation of basic and diluted earnings per common share as their impact is anti-dilutive.

STOCK OPTION PLANS

              Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," on a prospective basis to all employee awards granted, modified or settled after the effective date. Because the Company's awards vest over periods ranging from three to ten years, the cost related to stock-based employee compensation is less than would have been recognized had the fair value method been applied to all outstanding and unvested awards in each period. The following presents the pro forma effect of this on net income available to common share holders.

	Years Ended December 31,
	2003	2002	2001
Net income as reported	$122,312	$62,475	$21,242
Add: Stock-based employee compensation expense included in reported net income, net of minority interest	7,883	3,604	2,680
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(8,164)	(4,065)	(3,466)

Pro forma net income	122,031	62,014	20,456
Deduct: Series B, C and E preferred stock dividends	(27,798)	(2,555)	—

Pro forma income available to common stockholders	$94,233	$59,459	$20,456

Earning per common share:
Basic, as reported	$2.10	$1.68	$0.85
Basic — pro forma	$2.09	$1.67	$0.81
Diluted, as reported	$2.07	$1.66	$0.84
Diluted — pro forma	$2.06	$1.64	$0.81

              The Company has an Executive Equity Incentive Plan ("Plan") for the purpose of attracting and retaining directors, executive officers and other key personnel. Pursuant to the Plan, 4,500,000 shares of common stock have been reserved for issuance of stock options and restricted stock. Options and restricted stock are issued at a price not less than 100% of fair market value at the date of grant, options expire ten years from the date of grant and contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by the Company's Executive Compensation Committee. In 1999, the Company adopted a broad based 1999 Stock Option Plan for the purpose of advancing the interests of the Company. Pursuant to the plan, 2,500,000 shares of common stock have been reserved for issuance of stock options and restricted stock. Options and restricted stock are issued at a price not less than 100% of fair market value at the date of grant, options expire ten years from the date of grant and contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by the Company's Executive Compensation Committee.

              The following summarizes stock option activity and related information.

	Years Ended December 31,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	2,747	$20.90	3,496	$20.79	4,756	$21.61
Granted	3	34.05	2	26.14	93	19.60
Exercised	(878)	19.85	(683)	20.43	(438)	18.93
Forfeited and expired	(78)	18.43	(68)	18.15	(37)	20.63
Restricted Stock Grants — Tender Offer	—	—	—	—	(878)	25.04
Outstanding — end of year	1,794	$21.53	2,747	$20.90	3,496	$20.79
Exercisable at end of year	1,573	$22.05	2,015	$21.66	2,032	$21.62
Weighted average fair value of options per share granted during the year		$0.81		$0.58		$1.67

              Exercise prices of options outstanding at December 31, 2003 ranged from $17.31 to $34.05. The weighted average remaining contractual life of options outstanding at December 31, 2003 was 3.9 years.

              The fair value for options was estimated at the date of grant using a Black Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	5.2%	5.3%	4.6%
Dividend Yield	8.9%	9.2%	9.7%
Volatility factor	12.7%	10.8%	25.8%
Life (years)	4.4	5.4	3.1

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

RESTRICTED STOCK GRANTS

              Pursuant to both the Plan and the 1999 Stock Option Plan, the Company grants restricted stock to its directors, officers and other key employees. Compensation expense related to these grants is amortized on a straight-line basis over the vesting period. Vesting periods for restricted stock are determined by the Company's Executive Compensation Committee. As of December 31, 2003, the Company had grants of 560,460 shares of non-vested restricted stock outstanding pursuant to such plans, which shares vest 183,235 in 2004, 209,182 in 2005, 112,543 in 2006 and 55,500 in 2007.

              The number and weighted average market value per share of restricted shares granted during each year is as follows:

	2003	2002	2001
Restricted shares granted during year	231,090	273,163	338,727
Weighted average market value per share of restricted shares granted during year	$32.62	$27.85	$19.93

              An additional 34,310 shares of stock would be issued and would vest only upon a change in control of the Company.

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

15. TRANSACTIONS WITH AFFILIATES

              In 2003, the Company advanced $5,651 to PGC. The five year note bears interest at 9% and is secured by distributions from the Madrid Xanadú partnership to PGC.

              MSC provides development and leasing, financing and management services to the unconsolidated joint ventures. Fees recorded during 2003, 2002 and 2001 were $16,134, $19,579 and $18,318, respectively.

16. NON-CASH INVESTING AND FINANCING INFORMATION

              The assets and liabilities of properties acquired are as follows:

	2003	2002
Net real estate and development assets	$1,269,108	$457,042
Account receivable and other current assets	(20,000)	22,692
Cash	—	2,723
Deferred costs and other intangibles, net	71,435	38,472
Mortgages, notes and loans payable assumed	(240,861)	(172,873)
Accounts payable and other liabilities	(20,396)	(17,373)

Cash used in the acquisition of income producing property	$1,059,286	$330,683

              During 2003, 2,773,206 common units of Mills LP were exchanged on a one-for-one basis for shares of Company common stock.

17. SUBSEQUENT EVENT

              In January 2004, the Company acquired Westland Mall near Miami, Florida for $78,750, excluding transaction costs.

18. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

              The following is a summary of results of operations for each of the fiscal quarters during 2003 and 2002.

	Three Months Ended,
2003	March 31	June 30	September 30	December 31
Total operating revenues and interest income	$74,153	$84,256	$100,851	$123,388
Income before minority interest and discontinued operations	26,670	48,669	31,848	48,623
Net income	20,681	37,176	25,439	39,016
EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$0.38	$0.70	$0.40	$0.63
Discontinued operations	—	—	—	—

Net income per share	$0.38	$0.70	$0.40	$0.63

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$0.37	$0.69	$0.39	$0.62
Discontinued operations	—	—	—	—

Net income per share	$0.37	$0.69	$0.39	$0.62

Basic common shares	43,173,218	43,562,114	44,094,565	48,220,990
Diluted common shares	43,924,276	44,441,040	45,051,574	49,318,036
	Three Months Ended,
2002	March 31	June 30	September 30	December 31
Total operating revenues and interest income	$46,830	$48,397	$57,013	$70,687
Income before minority interest and discontinued operations	15,501	23,416	18,160	32,888
Net income	9,897	15,847	12,797	23,934
EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$0.34	$0.46	$0.33	$0.55
Discontinued operations	—	—	—	—

Net income per share	$0.34	$0.46	$0.33	$0.55

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$0.33	$0.45	$0.33	$0.54
Discontinued operations	—	—	—	—

Net income per share	$0.33	$0.45	$0.33	$0.54

Basic common shares	28,991,840	34,955,438	38,425,345	39,256,574
Diluted common shares	29,853,384	35,822,766	39,277,696	40,132,145

THE MILLS CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
(Dollars in Thousands)

		INITIAL COST TO PARTNERSHIP (3)			GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
				COST CAPITALIZED SUBSEQUENT TO ACQUISITION, BUILDING, EQUIPMENT AND LAND IMPROVEMENTS
DESCRIPTION (1)	ENCUMBERANCES (2)	LAND	BUILDING, EQUIPMENT AND IMPROVEMENTS		LAND AND IMPROVEMENTS	BUILDING, EQUIPMENT AND IMPROVEMENTS (4)	TOTAL (5)(6)	ACCUMULATED DEPRECIATION (7)	YEAR ACQUIRED
Landmark Mills
Cincinnati Mills	$58,447	$6,502	$24,723	$6,183	$14,732	$22,676	$37,408	$876	2002
Franklin Mills	123,609	20,112	—	197,704	31,906	185,910	217,816	74,268	1986
Gurnee Mills	161,062	23,770	—	211,712	41,314	194,168	235,482	83,491	1988
Potomac Mills	185,458	8,486	—	182,919	41,751	149,654	191,405	79,014	1983
Sawgrass Mills	329,463	23,167	52,816	205,361	28,080	253,264	281,344	83,438	1986/2001
Opry Mills	175,000	57,339	162,815	54,399	57,353	217,200	274,553	37,220	2002
21st Century
Broward Mall	64,361	13,069	78,298	6,516	13,069	84,814	97,883	2,784	2003
Del Amo Fashion Center	287,000	78,439	295,554	—	78,439	295,554	373,993	3,704	2003
Dover Mall	59,842	24,590	55,515	6,676	24,590	62,191	86,781	2,410	2003
The Esplanade	76,216	11,884	81,238	7,217	11,884	88,455	100,339	2,829	2003
Galleria at White Plains	99,279	13,031	110,308	8,523	13,031	118,831	131,862	3,341	2003
Northpark Mall	84,663	9,169	94,230	6,873	9,169	101,103	110,272	3,266	2003
Riverside Square	65,000	10,403	77,171	3,400	24,461	66,513	90,974	2,550	2002
Community Centers
Concord Mills Marketplace	17,815	4,387	691	13,230	9,305	9,003	18,308	998	2001
Liberty Plaza	9,304	9,335	14,456	12,892	8,975	27,708	36,683	7,018	1994
Net Lease Properties	47,374	32,938	81,054	(61,264)	14,674	38,054	52,728	3,419	2000
Construction in progress, development, and pre-construction costs	—	—	—	292,290	—	292,290	292,290	—	Various
Corporate	266,533	6,276	2,769	28,363	9,487	27,921	37,408	19,667	Various
Mainstreet Retail	8,888	—	484	401	—	885	885	807	1995

Totals	$2,119,314	$352,897	$1,132,122	$1,183,395	$432,220	$2,236,194	$2,668,414	$411,100

THE MILLS CORPORATION
NOTES TO SCHEDULE III
December 31, 2003
(Dollars in thousands)

(1)
The Company owns super-regional, retail and entertainment-oriented centers ("Landmark Mills"), regional retail and entertainment oriented centers ("21st Century"), community shopping centers ("Community Centers") and a portfolio of 19 single tenant net lease properties ("Net Lease Properties") at various locations throughout the United States. The geographic locations of the Landmark Mills, the 21st Century Retail, the Community Centers, the Net Lease Properties and other are as follows:

Property Name	Location
MILLS LANDMARK:
Cincinnati Mills	Cincinnati, OH
Franklin Mills (a)	Philadelphia, PA
Gurnee Mills	Gurnee, IL
Opry Mills	Nashville, TN
Potomac Mills	Woodbridge, VA
Sawgrass Mills (b)	Sunrise, FL
21st CENTURY:
Broward Mall	Fort Lauderdale, FL
Del Amo Fashion Center (c)	Torrance, CA
Dover Mall (d)	Dover, DE
The Esplanade	New Orleans, LA
Galleria at White Plains	White Plains, NY
Northpark Mall	Jackson, MS
Riverside Square	Hackensack, NJ
COMMUNITY CENTERS:
Concord Mills Marketplace	Concord, NC
Liberty Plaza	Philadelphia, PA
NET LEASE PROPERTIES	Various (throughout the United States)
OTHER:
Del Amo Office Center (c)	Torrance, CA
  (a)
  Includes Franklin Mills—Residual previously reported as a separate property
  (b)
  Includes Sawgrass Mills—Phase II and Oasis at Sawgrass previously reported as a separate property
  (c)
  Purchased in 2003 as one property.
  (d)
  Includes Dover Commons previously reported as a separate property

(2)
See description of mortgages, notes and loans payable in Note 6 of the Notes to the Consolidated Financial Statements.

(3)
Initial cost of properties is the cost basis at the end of the calendar year for the year the asset was placed in service or, in the case of an operating property, the purchase price of the property on the date it was acquired.

(4)
Depreciation is computed based upon the following estimated lives:

Building and improvements	10 – 40 years
Land improvements	20 years
Equipment	5 – 7 years
Tenant improvements	Lesser of life of asset or life of lease
(5)
The aggregate federal tax basis of land and improvements and building, equipment and improvements is approximately $2,545,000 at December 31, 2003 (unaudited).

THE MILLS CORPORATION
NOTES TO SCHEDULE III (Continued)
December 31, 2003
(Dollars in thousands)

(6)
In 2003, the Company reclassified its tenant allowances to building improvements from deferred costs and has included such amounts in Cost Capitalized Subsequent to Acquisition. At December 31, 2002, the Company reclassified 27 of its Net Lease Properties totaling $61,748 to Real estate assets held for disposition and associated encumbrances of $55,620 to Liabilities on real estate held for disposition. Accordingly, these 27 net lease properties have not been included in Schedule III. The properties were disposed in March 2003 as described in Note 4 of the Notes to the Consolidated Financial Statements. These reclassifications are reflected in the following reconciliation of real estate and development assets, excluding investment in unconsolidated joint ventures and accumulated depreciation:

	2003	2002	2001
Balance at January 1	$1,411,246	$1,078,686	$1,008,508
Acquisitions	1,054,669	361,964	126,156
Retirements/Disposed Properties	(7,680)	(1,763)	(6,085)
Reclassifications:
Tenant allowances from deferred costs	188,329	137,865	132,656
Net Lease Properties to discontinued operations	—	(62,828)	(62,828)
Other	21,850	35,187	(49,893)

Balance at December 31	$2,668,414	$1,549,111	$1,148,514

(7)
The reclassifications described in (6) above are also reflected in the following reconciliation of accumulated depreciation:

	2003	2002	2001
Balance at January 1	$290,461	$251,285	$222,910
Additions charged to costs and expenses	49,714	31,444	26,900
Acquisitions	—	10,656	3,605
Reclassifications:
Tenant allowances from deferred costs	71,704	53,979	42,654
Net Lease Properties to discontinued operations	—	(2,577)	(1,432)
Removal of accumulated depreciation	(779)	(347)	(2,130)

Balance at December 31	$411,100	$344,440	$292,507