Form 10-Q
period 2004-03-31
MILLS CORP
filed 2004-05-10
CIK 914713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission File Number 1-12994

THE MILLS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1802283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209
(Address of principal executive offices—zip code)

(703) 526-5000
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

53,637,235 Shares of Common Stock

$.01 par value, as of April 23, 2004

THE MILLS CORPORATION

FORM 10-Q

Certain matters discussed in this Form 10-Q and the information incorporated by reference herein contain “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

Forward-looking statements, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “would be,” or “continue” or the negative thereof or other variations thereon or comparable terminology are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are:

•                                the general economic climate,

•                                the supply and demand for retail properties,

•                                interest rate levels and fluctuations in the exchange rates between the U.S. dollar and foreign currencies in countries where the Company has investments,

•                                the availability to the Company of financing for its development projects or acquisition activities,

•                                risks associated with the development, acquisition and operation of retail properties, including risks that the development of the project may not be completed on schedule or on budget, that the Company may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated, and

•                                those risks described in the section entitled “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2003.

The Company undertakes no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

THE MILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Income producing property:
Land and land improvements	$478,711	$420,181
Building and improvements	1,973,943	1,862,389
Furniture, fixtures and equipment	60,860	60,674
Less: Accumulated depreciation and amortization	(398,714)	(402,936)
Net income producing property	2,114,800	1,940,308

Land held for investment and/or sale	11,262	12,039
Construction in progress	567,171	292,290
Investment in unconsolidated joint ventures	525,037	822,624
Net real estate and development assets	3,218,270	3,067,261

Cash and cash equivalents	35,642	15,777
Restricted cash	32,063	37,484
Accounts receivable, net	105,045	76,910
Notes receivable	26,107	25,675
Deferred costs, net	76,379	60,469
Other assets	13,663	11,057
Total Assets	$3,507,169	$3,294,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages, notes and loans payable	$2,223,598	$2,119,314
Accounts payable and other liabilities	185,260	191,194
	2,408,858	2,310,508
Minority interests:
Mills LP	121,595	129,347
Variable interest entities	102,022	—

Series B Cumulative Redeemable Preferred Stock, par value $.01, 4,300 shares authorized, issued and outstanding	107,500	107,500
Series C Cumulative Redeemable Preferred Stock, par value $.01, 3,500 shares authorized, issued and outstanding	87,500	87,500
Series E Cumulative Redeemable Preferred Stock, par value $.01, 8,545 shares authorized, issued and outstanding	213,625	213,625
Common stock, par value $.01, 100,000 shares authorized and 52,538 and 50,298 shares issued and outstanding at 2004 and 2003, respectively	525	503
Additional paid-in capital	947,035	930,965
Accumulated deficit	(459,868)	(461,719)
Accumulated other comprehensive loss	(14,222)	(14,772)
Deferred compensation	(7,401)	(8,824)
Total stockholders’ equity	874,694	854,778
Total Liabilities and Stockholders’ Equity	$3,507,169	$3,294,633

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Minimum rent	$58,276	$42,241
Percentage rent	549	47
Recoveries from tenants	27,154	21,554
Other property revenue	5,156	3,940
Management fee income from unconsolidated joint ventures	3,854	3,093
Other fee income from unconsolidated joint ventures	139	848
Total operating revenues	95,128	71,723
Expenses:
Recoverable from tenants	23,973	18,807
Other operating expenses	3,854	1,593
General and administrative	7,409	4,334
Depreciation and amortization	27,148	16,630
Total operating expenses	62,384	41,364
Income before other income and expenses	32,744	30,359

Other income (expense):
Equity in earnings of unconsolidated joint ventures	5,570	5,267
Interest income	2,611	2,430
Interest expense	(20,926)	(13,472)
Gain on sale of joint venture interest	35,193	—
Foreign currency exchange (losses) gains	(5,031)	2,259
Other, net	340	(45)
Income before minority interest	50,501	26,798
Mills LP minority interest, including Series D preferred unit distributions	(8,804)	(6,117)
Net income	41,697	20,681
Preferred stock dividends	(9,061)	(4,378)
Income available to common stockholders	$32,636	$16,303

Earnings per Common Share:
Basic	$0.65	$0.38
Diluted	$0.64	$0.37

Weighted Average Number of Shares Outstanding:
Basic	50,384	43,173
Diluted	51,356	43,924
Dividends Declared per Common Share	$0.595	$0.565

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited, in thousands)

	Preferred	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Deferred		Total Comprehensive
	Stock	Shares	Amount	Capital	Deficit	Loss	Compensation	Total	Income
Balances, December 31, 2003 (audited)	$408,625	50,298	$503	$930,965	$(461,719)	$(14,772)	$(8,824)	$854,778	$—
Restricted stock incentive plan, net	—	—	—	—	—	—	1,423	1,423	—
Exercise of stock options	—	349	3	7,363	—	—	—	7,366	—
Units exchanged for common stock	—	1,891	19	15,389	—	—	—	15,408	—
Change in fair value of cash flow hedges	—	—	—	—	—	235	—	235	235
Foreign currency translation adjustments	—	—	—	—	—	315	—	315	315
Dividends declared:
Common stock	—	—	—	—	(30,785)	—	—	(30,785)	—
Preferred stock	—	—	—	—	(9,061)	—	—	(9,061)	—
Adjustment to Mills LP minority interest from increased ownership	—	—	—	(6,682)	—	—	—	(6,682)	—
Net income	—	—	—	—	41,697	—	—	41,697	41,697
Balances, March 31, 2004	$408,625	52,538	$525	$947,035	$(459,868)	$(14,222)	$(7,401)	$874,694	$42,247

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$41,697	$20,681
Adjustments to reconcile net income to net cash provided by operating activities:
Mills LP minority interest	8,804	6,117
Net accretion of notes receivable	(50)	(450)
Depreciation and amortization	27,148	16,630
Amortization of finance costs	1,473	1,626
Provision for losses on accounts receivable	751	349
Equity in earnings of unconsolidated joint ventures	(5,570)	(5,267)
Gain on sale of joint venture interest	(35,193)	—
Foreign currency exchange losses (gains)	5,031	(2,259)
Gain on sale of land	(506)	—
Abandoned project costs	154	—
Amortization of restricted stock incentive program	1,423	544
Other changes in assets and liabilities:
Accounts receivable	2,915	(5,372)
Notes receivable	(569)	(4,447)
Other assets	(271)	579
Accounts payable and other liabilities	(30,205)	4,026
Net cash provided by operating activities	17,032	32,757
Cash Flows From Investing Activities:
Consolidation of variable interest entities	23,200	—
Investment in real estate and development assets	(65,778)	(62,232)
Distributions received from unconsolidated joint ventures	30,543	17,008
Proceeds from land sale	1,347	—
Proceeds from sale of joint venture interest	68,850	—
Acquisition of real estate	(81,091)	(477,983)
Deferred costs	134	1,254
Net cash used in investing activities	(22,795)	(521,953)
Cash Flows From Financing Activities:
Proceeds from mortgages, notes and loans payable	230,248	439,717
Repayments of mortgages, notes and loans payable	(174,303)	(4,588)
Financing costs	(1,921)	(116)
Decrease in restricted cash	7,216	3,412
Proceeds from exercise of stock options	7,366	8,671
Dividends paid	(35,152)	(24,930)
Distributions to Mills LP minority interest	(7,826)	(8,786)
Proceeds from sale of Series C cumulative preferred stock	—	2,500
Proceeds from sale of Mills LP Series D cumulative preferred units	—	10,000
Net cash provided by financing activities	25,628	425,880
Net increase (decrease) in cash and cash equivalents	19,865	(63,316)
Cash and cash equivalents, beginning of period	15,777	79,195
Cash and cash equivalents, end of period	$35,642	$15,879
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$19,378	$12,111

Non-cash investing and financing activity provided in Note 7.

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share)

1.  ORGANIZATION

The Mills Corporation (“TMC”) is a fully integrated, self-managed real estate investment trust (“REIT”) that provides development, redevelopment, leasing, financing, management and marketing services to its properties.  TMC conducts all of its business and owns all of its properties through The Mills Limited Partnership (“Mills LP”) and its various subsidiaries (collectively referred to as the “Company”). Mills LP owns 100% of MillsServices Corp. (“MSC”), a taxable REIT subsidiary. MSC provides development, management, leasing and financial services to all but two of the Company’s real estate joint ventures and does not perform any services for entities in which the Company is not a significant investor. Through MSC, the Company owns Mills Enterprises, Inc. (“MEI”), an entity that holds investments in certain retail joint ventures.

At March 31, 2004, the Company owned or had an interest in an aggregate of 27 retail and entertainment-oriented centers comprised of 15 Mills Landmark Centers, eleven 21st Century Retail and Entertainment Centers, and one International Retail and Entertainment Center. Of these, four Mills Landmark Centers and eight 21st Century Retail and Entertainment Centers were wholly owned. The Company also owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s audited financial statements and related footnotes, included in the Company’s Annual Report for the year ended December 31, 2003, on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

The consolidated financial statements include the accounts of the Company and all subsidiaries that the Company controls or for which it has been determined to be the primary beneficiary as required by FIN No. 46 described below. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other general partner. All significant intercompany transactions and balances have been eliminated in consolidation.

Consolidation of Variable Interest Entities

Effective March 31, 2004, the Company adopted the provisions of FIN No. 46 which requires the consolidation of certain joint ventures. The Company has historically accounted for its joint ventures on the equity method because major business decisions related to these ventures require the approval of at least one other partner.  However, FIN No. 46 requires the Company to consolidate entities meeting the criteria of a Variable Interest Entity (“VIE”) for which it has been determined to be the primary beneficiary. Under this new model for consolidation an entity is deemed to be a VIE when (a) the equity investors, (if any), do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional financial support from other parties.  As a result, the Madrid Xanadú, Meadowlands Xanadu and Pittsburgh Mills joint ventures were determined to be VIEs and the Company was determined to be the primary beneficiary.  Under the terms of the Madrid Xanadú agreements, the Company’s joint venture partner has the right to require the Company to repurchase its interest for a minimum price of €35,000.  In April 2004, the option was exercised.  Under the terms of the Company’s joint venture agreements with Kan Am for the Meadowlands Xanadu and Pittsburgh Mills projects, the Company has agreed to redeem Kan Am’s equity if certain events do not occur.  Upon the occurrence of certain planned events, the Company anticipates deconsolidating certain of these entities in the future. The effect of FIN No. 46 was to consolidate net assets amounting to $414,647 at March 31, 2004. The equity interests of the joint ventures not owned by the Company are included as minority interest in the Company’s balance sheet at March 31, 2004. These ventures were previously included as investment in unconsolidated joint ventures on the Company’s balance sheet.  The results of the VIE operations were accounted for on the equity method through March 31, 2004 and are consolidated effective April 1, 2004.

Minority Interest in Mills LP

TMC is the sole general partner of Mills LP and owned a 1% general partner interest and an 80.95% limited partner interest as of March 31, 2004.  Minority interest in Mills LP is comprised of Mills LP common and preferred units after eliminating TMC’s ownership units. Common minority interest is increased and decreased, respectively, for income and distributions allocated to common units not held by TMC. Periodically, TMC raises additional equity through the issuance of common or preferred stock and contributes the proceeds to Mills LP for an equivalent number of common or preferred units.  In the event of common equity issuances, an adjustment to minority interest in Mills LP and stockholders’ equity is recorded to reflect the increased ownership in Mills LP.

At March 31, 2004 and December 31, 2003, there were 11,573 and 13,464 common limited partnership units of Mills LP, representing ownership of 18.05% and 21.12%, respectively, not held by TMC.  These units are exchangeable, at TMC’s option, for either cash or shares of its common stock on a one-for-one basis in specified circumstances. This exchange right has not been considered in TMC’s computation of per share data, as it does not have a dilutive effect.

Foreign Operations

The functional currency for entities operating or projects in development outside the United States is the currency of the country in which the entity or project is located. The financial statements of such entities are translated from the functional currency into U.S. dollars for inclusion in the Company’s financial statements. Gains or losses resulting from translation are accounted for as a component of other comprehensive income or loss.

The Company’s foreign investment and related advances are denominated in the foreign entity’s functional currency and re-measured to the Company’s functional currency of the U.S. dollar. The Company expects to settle these amounts in the foreseeable future through distributions from the foreign entities. Accordingly, gains or losses resulting from the re-measurement are included in the determination of net income. Foreign currency exchange losses and gains for the three months ended March 31, 2004 and 2003 arose primarily as a result of this re-measurement.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2004	2003
Numerator for basic earnings per common share	$32,636	$16,303
Numerator for diluted earnings per common share	$32,636	$16,303
Denominator:
Denominator for basic earnings per common share — weighted average shares	50,589	43,345
Unvested restricted stock awards — weighted average shares	(205)	(172)

Denominator for basic earnings per common share — adjusted weighted average shares	50,384	43,173
Effect of dilutive securities:
Employee stock options and restricted stock awards	972	751

Denominator for diluted earnings per common share — adjusted weighted average shares	51,356	43,924
Basic earnings per common share	$0.65	$0.38
Diluted earnings per common share	$0.64	$0.37

Certain stock options are excluded from the computation of basic and diluted earnings per common unit as their impact is anti-dilutive.

Stock Based Compensation

Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” on a prospective basis to all employee awards granted, modified or settled after the effective date. Because the Company’s awards vest over periods ranging from three to ten years, the cost related to stock-based employee compensation is less than would have been recognized had the fair value method been applied to all outstanding and unvested awards in each period. The following presents the pro forma effect of this on net income available to common stockholders.

	Three Months Ended March 31,
	2004	2003
Net income as reported	$41,697	$20,681
Add stock based employee compensation included in reported net income	3,889	396
Deduct total stock based employee compensation expense determined under fair value based method for all awards	(3,910)	(465)
Pro forma net income	$41,676	$20,612
Basic earnings per share:
As reported	$0.65	$0.38
Pro forma	$0.65	$0.38
Diluted earnings per share:
As reported	$0.64	$0.37
Pro forma	$0.64	$0.37

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the current period presentation.

3.  ACQUISITIONS

In January 2004, the Company acquired Westland Mall near Miami, Florida for $78,750, excluding transaction costs. A preliminary allocation of the purchase price has been made and will be finalized after various valuation studies are complete. Westland Mall is included in the consolidated results of operations from its date of acquisition. The acquisition did not have a significant impact on the Company’s financial statements.

Final allocations of purchase price for the 2003 acquisitions of the Del Amo Fashion Center and Great Mall of the Bay Area are pending receipt of cost segregation and certain other studies.

4.  INVESTMENTS IN JOINT VENTURES

Various operating properties, properties under development and retail concerns are owned through joint ventures. The Company is usually the general or managing partner in the real estate ventures. The Company is committed to providing additional equity to certain of its joint ventures under development pursuant to the relevant joint venture agreements and guarantees certain joint venture partners’ preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property’s grand opening. The Company would only be liable under the guarantees if the construction loan proceeds are insufficient to fund preference payments, the project’s construction is not completed or the construction loan is not refinanced at or before maturity. Certain of the Company’s joint venture agreements also contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

Conveyance of Joint Venture Interest

In March 2004, an approximately 50% joint venture interest in Opry Mills was conveyed to Kan Am Grund Kapitalanlagesellshaft mbH (“Kan Am Grund”) for $68,850 and a gain of $35,193 was recognized.  In connection with this transaction, the Company terminated a swap agreement and recorded a $5,273 charge against the gain. Kan Am Grund is an affiliate of Kan Am, a German syndicator of real estate funds with whom the Company has had a long standing relationship.  Following the conveyance, the Company’s residual sharing and capital contribution percentages in Opry Mills were 75% and 49%, respectively.  The Company has the right to repurchase a 1% interest from Kan Am Grund upon the occurrence of certain specified events.

Condensed Combined Financial Statements

The following financial statements include the unconsolidated joint ventures of the Company and the results of VIE operations through March 31, 2004.  VIE assets and liabilities are excluded from the March 31, 2004 balance sheet, since they are included in the Company’s consolidated balance sheet as of that date.  Opry Mills is combined subsequent to the date of conveyance of the joint venture interests. Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

Condensed and Combined Balance Sheets:	March 31, 2004	December 31, 2003
Assets:
Net income producing property	$2,226,025	$2,262,202
Land held for investment and/or sale	35,938	34,773
Construction in progress	143,980	349,355
Cash and cash equivalents	105,310	119,187
Restricted cash	23,566	40,462
Accounts receivable, net	63,428	114,326
Notes receivable	32,776	25,893
Deferred costs, net	95,822	122,050
Other assets	107,209	134,809

	$2,834,054	$3,203,057

Liabilities and Partners’ Equity:
Mortgages, notes and loans payable	$2,202,909	$2,204,854
Accounts payable and other liabilities	180,585	277,310
Company’s accumulated equity*	130,204	537,385
Joint venture partners’ accumulated equity	320,356	183,508

	$2,834,054	$3,203,057

* The carrying value of the Company’s investment in unconsolidated joint ventures differs from its accumulated equity noted above due primarily to basis differences. Basis differences result from the acquisition of partnership interests which are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development and leasing costs recovered through fees earned during project development and construction. In addition, Company loans to the joint ventures are included in the carrying value of the investment but are classified as other liabilities above. Basis differences are amortized over 20 years.

	Three Months Ended March 31,
	2004	2003
Combined Condensed Results of Operations:
Revenues:
Minimum rent	$69,994	$46,983
Percentage rent	254	27
Recoveries from tenants	28,602	19,257
Other property revenue	10,765	4,414
Total operating revenues	109,615	70,681
Expenses:
Recoverable from tenants	26,686	16,970
Other operating expenses	9,380	3,869
Depreciation and amortization	34,739	24,149
Total operating expenses	70,805	44,988
Income before other income and expenses	38,810	25,693
Other income (expense):
Interest expense, net	(33,951)	(20,448)
Other, net	4,764	3,747
Net income	$9,623	$8,992
Equity in earnings	$5,570	$5,267

As of March 31, 2004, the Company had guaranteed unconsolidated joint venture debt and letters of credit totaling $415,401 and $7,093, respectively.  If the joint ventures were to borrow up to the total construction loan commitments, the Company would be required to guarantee an additional $93,153.  Guaranteed preference return payments to joint venture partners were current. The Company is also contingently liable for property taxes and assessments levied against one of its unconsolidated joint ventures. The remaining aggregate amount of $11,056 is being collected through 2020 to fund debt service on bonds issued by the taxing authority.

5. MORTGAGES, NOTES AND LOANS PAYABLE

At March 31, 2004, the Company had $269,860 (net of letters of credit totaling $12,140) available under its $500,000 unsecured line of credit.

In February 2004, the Cincinnati Mills construction loan was refinanced and the commitment was increased to $122,000.  The loan matures in February 2007 and provides for two one-year extensions. The interest rate is LIBOR plus 2.00%. Interest rate swaps fix the interest rate at 4.42% through November 2004 and 5.88% from December 2004 through October 2006 on a notional amount of $57,000.  The loan is fully guaranteed by the Company but the guaranty is reduced when certain performance measures are achieved. At March 31, 2004, $72,048 had been drawn on the loan.

In January 2004, in connection with Westland Mall, the Company obtained a $58,800 mortgage for the Westland Mall acquisition.  The mortgage bears interest at 4.95% and is interest-only through February 2007.  Thereafter, it amortizes on a 30-year schedule with a balloon payment due in February 2011.

In January 2004, all but $1,421 of the Concord Mills Marketplace construction loan was repaid with a $16,380 mortgage loan.  The new mortgage bears interest at 5.76% and is amortizing on a 30-year schedule with a balloon payment due in February 2014.  The maturity of the construction loan was extended through December 2004.

6. COMMITMENTS AND CONTINGENCIES

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

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company, other than routine litigation and administrative proceedings arising in the ordinary course of business.

7.  NON-CASH INVESTING AND FINANCING INFORMATION

Mills LP common limited partnership units totaling 1,891 units were redeemed on a one-for-one basis for shares of TMC common stock during the three months ended March 31, 2004.

The following table outlines the assets and liabilities underlying the VIE consolidation, the conveyance of a joint venture interest in Opry Mills and the Westland Mall acquisition.

VIE Consolidation:
Net income producing property	$300,246
Construction in progress	275,571
Account receivable, net	33,994
Deferred costs and other intangibles, net	22,702
Cash and other assets	28,432
Mortgages, notes and loans payable	(223,339)
Accounts payable and other liabilities	(22,539)
Accumulated other comprehensive income	(420)
Net assets at date of consolidation	$414,647

Opry Mills Deconsolidation:
Net income producing property	$222,642
Account receivable and other current assets	12,862
Mortgages, notes and loans payable	(175,000)
Accounts payable and other liabilities	(7,120)
Net assets at date of deconsolidation	$53,384

Westland Mall Acquisition:
Net income producing property	$79,422
Restricted cash and other assets, net	1,669
Net assets acquired	$81,091

8. DIVIDENDS DECLARED

On February 19, 2004, the Company declared the following dividends which were paid  on May 3, 2004 to stockholders of record as of April 23, 2004:

Dividend per Share
Common stock	$0.595000
Series B preferred stock	$0.562500
Series C preferred stock	$0.562500
Series E preferred stock	$0.546875

THE MILLS CORPORATION

(In millions, except ratios and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Risk Factors” contained in the Company’s 2003 Annual Report on Form 10-K. Except as otherwise required by the context, references to “we,” “us” and “our” refer to the Company.

Critical Accounting Policies

Refer to our 2003 Annual Report on Form 10-K for a discussion of critical accounting policies which include cost capitalization, impairment of real estate assets, revenue recognition and foreign operations.  For the three months ended March 31, 2004 there were no material changes to these policies.

As described in Note 2 to our consolidated financial statements included elsewhere in this report, effective March 31, 2004, we adopted the provisions of FIN No. 46. As a result the Madrid Xanadú, Meadowlands Xanadu and Pittsburgh Mills joint ventures  were determined to meet the criteria of a VIE and we were determined to be the primary beneficiary.  Under the terms of the Madrid Xanadú agreements, our joint venture partner has the right to require us to repurchase its interest for a minimum price of €35 million.  In April 2004, the option was exercised.  Under the terms of our joint venture agreements with Kan Am for  the Meadowlands Xanadu and Pittsburgh Mills projects, we have agreed to redeem Kan Am’s equity if certain events do not occur. As of March 31, 2004, net assets totaling $414.6 million that were previously included on our balance sheet as investment in unconsolidated joint ventures were consolidated. The results of VIE operations have been accounted for on the equity method through March 31, 2004 and are consolidated effective April 1, 2004.

Overview

In January 2004 we continued our strategy to expand our 21st Century Retail and Entertainment Center portfolio with the acquisition of Westland Mall near Miami, Florida for $78.8 million, excluding transaction costs.

In March 2004 we conveyed for $68.9 million an approximately 50% joint venture interest in Opry Mills to Kan Am Grund, an affiliate of Kan Am. This transaction resulted in a gain of $35.2 million.

The various factors we use to evaluate our comparable operating portfolio were as follows in the first quarter of 2004.

•                  Occupancy at comparable properties increased from 93.8% at March 31, 2003 to 94.0% at March 31, 2004.

•                  Comparable same center tenant sales per square foot rose $15 to $346 for the twelve months ended March 31, 2004 from $331 for the twelve months ended March 31, 2003;

•                  Average rent per square foot rose $0.14 to $20.95 for the three months ended March 31, 2004 from $20.81 for the year ended December 31, 2003; and

•                  Re-leasing spreads for the three months ended March 31, 2004, excluding properties in the initial lease up period and those undergoing redevelopment, for in-line stores increased 16.6% to $30.13 while the spread for anchor stores declined 13.5% when compared to the year ended December 31, 2003. The decline in anchor store spreads is principally the result of the closing of two stores with relatively high rent per square foot.

Comparisons are made for properties that we have owned and/or have been open for at least two years.

Results of Operations

Our consolidated results of operations often are not comparable from period to period due to the impact that properties opened,

acquired and/or sold (“Non-Comparable Centers”) during either period may have. A large portion of the change in our income statement line items is related to growth in the portfolio. The following discussion focuses on those properties that we have owned and/or that have been open for at least two years (“Comparable Operations”).

Comparison for three months ended March 31, 2004 to the three months ended March 31, 2003

Income before minority interest for the three months ended March 31, 2004 increased $23.7 million to $50.5 million over the comparable period in 2003. The increase was primarily the result of the $35.2 million gain on the sale of the joint venture interest in Opry Mills. This increase was partially offset by increased interest expense related to Non-Comparable Centers and foreign currency exchange losses as the dollar strengthened against the euro in the first quarter.

The following highlights items from our unaudited consolidated statements of income which we think are important in understanding our operations and/or those items which have a significant change in 2004 compared to 2003.

	2004	2003	% Change
Revenues:
Property revenue	$91.1	$67.8	34.4%
Management and other fee income	4.0	3.9	2.6%
Total operating revenues	$95.1	$71.7

Operating Expenses:
Property operating expenses	$27.9	$20.4	36.8%
General and administrative expenses	7.4	4.3	72.1%
Depreciation and amortization	27.1	16.6	63.3%
Total operating expenses	$62.4	$41.3

Gain on sale of joint venture interests	$35.2	$—	NA

Interest expense	$20.9	$13.5	54.8%

Foreign currency exchange (losses) gains, net	$(5.0)	$2.3	(317.4)%

Net income increased $21.0 million from 2003 to 2004 primarily due to gains from the sale of a joint venture interest and Non-Comparable Centers, partially offset by foreign currency exchange losses.

Property revenue increased $23.3 million from 2003 to 2004 of which $2.8 million was attributable to Comparable Operations. Minimum rent contributed $2.5 million of the increase.  Nearly half of the increase in minimum rent was contributed by Mainstreet, our push cart operations. Other increases in minimum rent were due to increased occupancy and higher rents.

Management and other fee income increased $0.1 million from 2003 to 2004. While management fee income rose from our larger portfolio of unconsolidated joint ventures, development fees decreased $0.7 million in 2004 when compared to 2003. Development, leasing and financing fees are related to the timing of specific transactions and tend to have higher variability between periods.

Property operating expenses, which includes recoverable from tenants and other operating expense, increased $7.5 million from 2003 to 2004. Comparable Operations accounted for $1.2 million of the increase as a result of costs associated with the growth of our push cart operations.

General and administrative expenses increased $3.1 million from 2003 to 2004.  This increase reflects our continuing efforts to retain, reward and recruit highly qualified, experienced and knowledgeable corporate staff to manage our growing portfolio and the increasing complexities of our business.

Depreciation and amortization increased $10.5 million from 2003 to 2004 of which $8.2 million is attributable to Non-Comparable Centers.

Gain on sale of joint venture interest is comprised of the gain recognized on the conveyance of an approximate 50% joint venture interest in Opry Mills for proceeds of $68.9 million.

Interest expense increased $7.4 million from 2003 to 2004 with Non-Comparable Centers accounting for $4.2 million of the increase. The remaining increase was principally attributable to higher average outstanding balances on our line of credit.

Foreign currency exchange (losses) gains decreased $7.3 million from 2003 to 2004 as both the euro and the Canadian dollar weakened against the U.S. dollar during the quarter. Foreign currency exchange losses or gains result primarily from re-measuring our investment and advance balances which are denominated in local currencies and re-measured into the U.S. dollar for reporting purposes.

Unconsolidated joint ventures

Combined net income for our unconsolidated joint ventures increased $0.6 million or 6.7% due primarily to increased net income from joint ventures acquired in 2003 and assets developed and placed in service in late 2002 and during 2003.

The following highlights items from the unaudited combined condensed results of our unconsolidated joint ventures which we think are important in understanding their operations and/or those items which have a significant change from 2004 to 2003.

	2004	2003	% Change

Operating revenues	$109.6	$70.7	55.0%

Operating expenses	$70.8	$45.0	57.3%

Interest expense	$34.0	$20.4	66.7%

Other, net	$4.8	$3.7	29.7%

Our equity in earnings	$5.6	$5.3	5.7%

Operating revenues increased $38.9 million from 2003 to 2004 primarily due to recently acquired and opened unconsolidated joint ventures.

Operating expenses increased $25.8 million from 2003 to 2004 primarily due to recently acquired and opened unconsolidated joint ventures.

Interest expense increased $13.6 million from 2003 to 2004 primarily due to the recently acquired and opened unconsolidated joint ventures.

Other, net increased $1.1 million from 2003 to 2004.  Higher land sales coupled with income from the Madrid Xanadú Snow Dome venture that opened in May 2003, partially offset by lower foreign currency exchange gains, resulted in the net increase.

Our equity in earnings increased $0.3 million from 2003 to 2004 primarily due to the changes described above.

Funds From Operations (“FFO”)

FFO is a widely recognized metric in the real estate industry, in particular, REITs. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of such assets diminishes predictably over time. The National Association of Real Estate Investment Trusts (“NAREIT”) stated in its April 2002 White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” As a result the concept of FFO was created by NAREIT. As defined by NAREIT, FFO is “net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis”.

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

The following reconciles net income, which is considered to be the most comparable GAAP measure to FFO. We urge the users of our financial statements, including investors and potential investors in our securities, to carefully review the following reconciliation.

	Three Months Ended March 31,
	2004	2003
TMC Net income	$41.7	$20.7
Add:
Depreciation and amortization	26.2	16.1
Equity in depreciation and amortization	17.5	11.5
Foreign currency exchange losses (gains)	5.0	(2.3)
Deduct:
Gain on sale of joint venture interest	(35.2)	—
Equity in foreign currency exchange gains	(0.1)	(1.6)
Mills LP minority interest share of above adjustments	(2.2)	(5.4)
TMC FFO	$52.9	$39.0

* Assuming all of the convertible units of Mills LP, the operating partnership, were converted to common shares, the minority interest in partnership earnings would not be deducted in calculating FFO. The following, in millions, reconciles FFO as shown above to Mills LP FFO.

FFO as shown above	$52.9	$39.0
Add minority interest reflected as equity in Mills LP	11.1	11.5
Mills LP FFO	64.0	50.5
Preferred unit distributions	(9.3)	(4.4)
Mills LP FFO available to common unit holders	$54.7	$46.1
Units convertible on a one-for-one basis to common shares at period end	11,573	16,220

Liquidity and Capital Resources

Our short-term liquidity is derived primarily from tenant leases that generate positive net cash flow from operations and distributions from our unconsolidated joint ventures. There are currently no significant restrictions on distributions from our joint ventures. Net cash provided by operating activities was $17.0 million for the three months ended March 31, 2004 with an additional $30.5 million provided by distributions from unconsolidated joint ventures. We anticipate that the net cash provided by operating activities and distributions from joint ventures will continue to be available to fund annual debt service payments, recurring capital expenditures and distributions to unit holders. Our $500.0 million line of credit is available to fund our cash needs, primarily our development and capital expenditures. At March 31, 2004, $269.9 million was available under our line of credit.

At March 31, 2004, our balance of cash and cash equivalents was $35.6 million, excluding restricted cash of $32.1 million which is used to pay operating and capital expenditures of operating properties that serve as collateral for secured loan facilities, and excluding our proportionate share of cash held by unconsolidated joint ventures. Our unconsolidated joint ventures had combined cash and cash equivalents totaling $105.3 million, excluding the joint ventures’ restricted cash balances of $23.6 million.

Financing Activities

Net cash provided by financing activities was $25.6 million for the quarter ended March 31, 2004.

Debt transactions:

In April 2004, the construction loan at Discover Mills was amended and componentized into a $119.4 million mortgage and a $42.7 million mezzanine loan.  The mortgage bears interest at LIBOR plus 1.75% while the mezzanine loan bears interest at LIBOR plus 3.00%.  Both mature in April 2007 and have one-year extension options.   The loans are fully guaranteed by us.  The guaranty may be reduced with the achievement of certain performance measures.  As of March 31, 2004 $162.2 million had been drawn on the loan.

In February 2004, we obtained a construction loan with a total commitment of $145.3 million (C$190.0 million) for Vaughan Mills.  The loan bears interest at CDOR plus 2.25%, matures in March 2006 and has a one-year extension option.  The loan is guaranteed 50% by us.  The guaranty may be reduced with the achievement of certain performance measures. As of March 31, 2004, $34.0 million had been drawn on the loan.

In February 2004, we refinanced the construction loan at Cincinnati Mills and increased the commitment to $122.0 million.  The loan matures in February 2007 and provides for two one-year extensions. The interest rate is LIBOR plus 2.00%. Interest rate swaps fix the interest rate at 4.42% through November 2004 and 5.88% from December 2004 through October 2006 on a notional amount of $57.0 million.  The loan is fully guaranteed by the Company but the guaranty is reduced when certain performance measures are achieved. At March 31, 2004, $72.0 million had been drawn on the loan.

In January 2004, we obtained a $58.8 million mortgage for the Westland Mall acquisition. The mortgage bears interest at 4.95% and is interest-only through February 2007. Thereafter it amortizes on a 30-year schedule with a balloon payment due in February 2011.

In January 2004, all but $1.4 million of Concord Marketplace’s construction loan was repaid with a $16.4 million mortgage. The mortgage bears interest at 5.76% and is amortizing on a 30-year schedule with a balloon payment due in February 2014.  The maturity of the construction loan was extended through December 2004.

Investing Activities

Net cash used in investing activities during the first quarter 2004 was $22.8 million, including distributions from our unconsolidated joint ventures of $30.5 million.  Our unconsolidated joint ventures also invested in development costs and capital expenditures.

Investment transactions

In March 2004 we conveyed for $68.9 million an approximately 50% joint venture interest in Opry Mills to Kan Am Grund, an affiliate of Kan Am. This transaction resulted in a gain of $35.2 million.

In January 2004 we continued our strategy to expand our 21st Century Retail and Entertainment Center portfolio with the acquisition of Westland Mall near Miami, Florida for $78.8 million, excluding transaction costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk since its 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits.

Exhibit Number	Exhibit Item
10.1*	Employment Agreement, made and entered into as of April 1, 2004, between The Mills Corporation and Laurence C. Siegel.
10.2*	Employment Agreement, made and entered into as of February 2, 2004, between The Mills Corporation and Mark D. Ettenger.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1	Section 302 Certification by Laurence C. Siegel, The Mills Corporation’s Chief Executive Officer, dated May 10, 2004.
31.2	Section 302 Certification by Mary Jane Morrow, The Mills Corporation’s Chief Financial Officer, dated May 10, 2004.
32	Section 906 Certification by Laurence C. Siegel and Mary Jane Morrow, dated May 10, 2004.

* Represents a management contract or compensation plan, contract or arrangement.

(b)           The Company filed two Current Reports on Form 8-K during the quarter ended March 31, 2004.

•                                          Current Report on Form 8-K furnished on April 30, 2004 under Items 7 and 12 made available certain operational information concerning the Company and the properties owned or managed by it as of March 31, 2004.

•                                          Current Report on Form 8-K furnished on February 17, 2004 under Items 7 and 12 made available certain operational information concerning the Company and the properties owned or managed by it as of December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Mills Corporation

May 10, 2004	By:	/s/ MARY JANE MORROW
(Date)		Mary Jane Morrow Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)