Form 10-Q
period 2005-03-31
MILLS CORP
filed 2005-05-06
CIK 914713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

THE MILLS CORPORATION
THE MILLS LIMITED PARTNERSHIP

(Exact name of registrants as specified in their charters)

Delaware	001-12994	52-1802283
Delaware	000-50694	52-1873369
(State or other jurisdiction of incorporation or organization)	(Commission File Numbers)	(I.R.S. Employer Identification Numbers)

1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209

(Address of principal executive offices—zip code)

(703) 526-5000

(Registrants’ telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.

The Mills Corporation	Yes ☒ No ☐
The Mills Limited Partnership	Yes ☒ No ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).

The Mills Corporation	Yes ☒ No ☐
The Mills Limited Partnership	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock or units as of the latest practicable date.

As of May 2, 2005, 56,091,187 shares of Common Stock, par value $0.01 per share, of The Mills Corporation and 64,764,367 Common Units of limited partnership interest of The Mills Limited Partnership were outstanding.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

FORM 10-Q

This Form 10-Q includes information with respect to both The Mills Corporation, or TMC, and The Mills Limited Partnership, or Mills LP, of which TMC is the sole general partner and in which TMC owned a 1.00% general partner interest and a 85.13% limited partner interest as of March 31, 2005.  TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries. As the general partner of Mills LP, TMC has the exclusive power to manage the business of Mills LP, subject to certain limited exceptions.  Separate financial statements and accompanying notes are provided for each of TMC and Mills LP.  Except as specifically noted otherwise, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented as a single discussion with respect to both TMC and Mills LP since TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries.

Certain matters discussed in this Form 10-Q and the information incorporated by reference herein contain “forward-looking statements” for the purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

Forward-looking statements, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “would be,” or “continue” or the negative thereof or other variations thereon or comparable terminology are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are:

•                                          the general international, national and local economic climate;

•                                          the supply and demand for retail properties;

•                                          interest rate levels and fluctuations in the exchange rates between the U.S. dollar and foreign currencies in countries where we have investments;

•                                          the availability to us of financing for our development projects or acquisition activities;

•                                          risks associated with the development, acquisition and operation of retail properties, including risks that the development of the project may not be completed on schedule or on budget, that we may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated; and

•                                          those risks described in the section entitled “Risk Factors” in the registrants’ Form 10-K for the fiscal year ended December 31, 2004.

We undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

THE MILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Income producing property	$5,070.0	$4,710.7
Less accumulated depreciation and amortization	(860.7)	(811.8)
Net income producing property	4,209.3	3,898.9
Construction in progress	894.0	732.9
Investment in unconsolidated joint ventures	844.3	748.4
Net real estate and development assets	5,947.6	5,380.2
Cash and cash equivalents	83.4	152.9
Restricted cash	109.3	77.0
Accounts receivable, net	218.0	246.5
Notes receivable	58.2	62.1
Deferred costs, net	159.8	157.1
Other assets	22.0	27.4
Total Assets	$6,598.3	$6,103.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages, notes and loans payable	$4,367.8	$3,826.6
Accounts payable and other liabilities	307.0	338.5
	4,674.8	4,165.1
Minority interests:
Mills LP	91.1	95.7
Consolidated joint ventures	602.1	587.9

Series B Cumulative Redeemable Preferred Stock, par value $0.01, 4,300,000 shares authorized, issued and outstanding	107.5	107.5
Series C Cumulative Redeemable Preferred Stock, par value $0.01, 3,500,000 shares authorized, issued and outstanding	87.5	87.5
Series E Cumulative Redeemable Preferred Stock, par value $0.01, 8,545,000 shares authorized, issued and outstanding	213.6	213.6
Series F Convertible Cumulative Redeemable Preferred Stock, par value $0.01, 316,250 shares authorized, issued and outstanding	316.3	316.3
Common stock, par value $0.01, 100,000,000 shares authorized and 55,690,812 and 55,654,194 shares issued and outstanding in 2005 and 2004, respectively	0.6	0.6
Additional paid-in capital	970.6	970.5
Accumulated deficit	(476.3)	(439.1)
Accumulated other comprehensive income (loss)	10.5	(2.4)
Total stockholders’ equity	1,230.3	1,254.5
Total Liabilities and Stockholders’ Equity	$6,598.3	$6,103.2

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, dollars in millions, except per share data)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Revenues:
Minimum rent	$110.6	$58.6
Percentage rent	0.5	0.5
Recoveries from tenants	51.9	29.9
Other property revenue	8.9	5.2
Management fees	3.2	4.0
Other fee income	1.8	0.6
Total operating revenues	176.9	98.8
Expenses:
Recoverable from tenants	51.1	27.3
Other operating expenses	6.1	3.7
General and administrative	11.1	7.4
Cost of fee income	5.2	2.1
Depreciation and amortization	52.1	24.7
Total operating expenses	125.6	65.2
Operating income	51.3	33.6
Other income (expense):
Interest expense	(45.2)	(21.4)
Equity in earnings of unconsolidated joint ventures	1.9	5.7
Minority interest in consolidated joint ventures	(2.0)	—
Foreign currency exchange losses	(11.1)	(5.0)
Other, net	15.2	3.1
Income before gain on sales of joint venture interests and minority interest in Mills LP	10.1	16.0
Gain on sales of joint venture interests	—	35.9
Income before minority interest in Mills LP	10.1	51.9
Mills LP minority interest, including Series D preferred unit distributions	0.5	(7.7)
Income from continuing operations	10.6	44.2
Cumulative effect of FIN 46 adoption, net of minority interest in Mills LP	—	42.1
Net income	10.6	86.3
Preferred stock dividends	(14.7)	(9.0)
(Loss) income available to common stockholders	$(4.1)	$77.3

(Loss) earnings per common share – basic:
Continuing operations	$(0.07)	$0.67
Cumulative effect of FIN 46 adoption	—	0.80
(Loss) earnings per common share	$(0.07)	$1.47

(Loss) earnings per common share – diluted:
Continuing operations	$(0.07)	$0.66
Cumulative effect of FIN 46 adoption	—	0.79
(Loss) earnings per common share	$(0.07)	$1.45

Weighted average shares outstanding (in thousands):
Basic	55,323	50,384
Diluted	55,323	51,356

Dividends paid per common share	$0.595	$0.565

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Net cash provided by operating activities	$60.6	$20.4

Cash flows from investing activities:
Consolidation of joint ventures under FIN 46	—	109.7
Minority interest investment in consolidated joint ventures, net	5.6	—
Investment in real estate and development assets	(91.5)	(64.4)
Distributions from unconsolidated joint ventures	16.6	30.5
Proceeds from sale of joint venture interest	—	68.9
Proceeds from land sales	18.1	1.3
Acquisition of operating properties	(531.1)	(81.1)
Deferred costs and other intangibles, net	(1.6)	(0.6)
Net cash used in investing activities	(583.9)	64.3

Cash flows from financing activities:
Proceeds from mortgages, notes and loans payable	560.3	230.2
Repayments of mortgages, notes and loans payable	(19.1)	(174.3)
Financing costs	(7.3)	(2.5)
Change in restricted cash	(32.3)	7.2
Proceeds from exercise of stock options	3.6	7.4
Common and preferred dividends paid	(47.8)	(35.2)
Common and preferred distributions to Mills LP unit holders	(3.6)	(7.8)
Net cash provided by financing activities	453.8	25.0

Net increase (decrease) in cash and cash equivalents	(69.5)	109.7
Cash and cash equivalents, beginning of period	152.9	15.8
Cash and cash equivalents, end of period	$83.4	$125.5

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$55.0	$19.4

Non-cash investing and financing activity provided in Note 7.

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

1.  ORGANIZATION

The Mills Corporation, or TMC, is a fully integrated, self-managed real estate investment trust, or REIT, that provides development, redevelopment, leasing, financing, management and marketing services to its properties. TMC conducts all of its business and owns all of its properties through The Mills Limited Partnership, or Mills LP, and its various subsidiaries. TMC is the sole general partner of Mills LP and owned a 1% general partner interest and 85.1% limited partner interest as of March 31, 2005.  Except as otherwise required by the context, together TMC and Mills LP are referred to as “Mills,” “we,” “us,” and “our.”

At March 31, 2005, we owned or had an interest in 41 retail and entertainment-oriented centers comprised of 17 super regional Mills Landmark Centers, 22 regional 21st Century Retail and Entertainment Centers and two International Retail and Entertainment Centers. Of these, five Mills Landmark Centers, nine 21st Century Retail and Entertainment Centers and one International Retail and Entertainment Center were wholly owned. We also owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and our audited financial statements and related footnotes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

Basis of Presentation

We consolidate the accounts of TMC, Mills LP and all subsidiaries that we control. We do not consider ourselves to be in control of an entity when major business decisions require the approval of at least one other partner. All significant intercompany transactions and balances have been eliminated in consolidation.

We also consolidate entities that are considered to be variable interest entities, or VIE, and for which we have been determined to be the primary beneficiary.  The effects of the elimination of interest and fees revenue and expense due to intercompany transactions between entities that are less than 100% owned are attributable to us as primary beneficiary.

Minority Interest in Mills LP

TMC is the sole general partner of Mills LP and owned a 1% general partner interest and an 85.1% limited partner interest as of March 31, 2005.  Minority interest in Mills LP is comprised of Mills LP common and preferred units after eliminating TMC’s ownership units. Common minority interest is increased and decreased, respectively, for income and distributions allocated to common units not held by TMC. Periodically, TMC raises additional equity through the issuance of common or preferred stock and contributes the proceeds to Mills LP for an equivalent number of common or preferred units.  In the event of other changes in common equity, an adjustment to minority interest in Mills LP and stockholders’ equity is recorded to reflect TMC’s increased or decreased ownership in Mills LP.

At March 31, 2005 and December 31, 2004, there were 8,967,494 common limited partnership units of Mills LP, representing ownership of 13.9% not held by TMC.  These units are exchangeable in specified circumstances for either, at TMC’s option, cash or shares of TMC common stock on a one for one basis. This exchange right has not been considered in TMC’s computation of per share data, as it does not have a dilutive effect.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

Earnings per share

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Numerator:
Net income	$10.6	$86.3
Less preferred dividends	(14.7)	(9.0)
Adjustment to minority interest	—	(1.5)
Numerator for basic (loss) earnings per common share	(4.1)	75.8
Adjustment to minority interest	—	0.2
Numerator for diluted (loss) earnings per common share	$(4.1)	$76.0
Denominator (in thousands of shares):
Weighted average shares	55,693	50,589
Unvested restricted stock awards	(370)	(205)
Denominator for basic (loss) earnings per common share	55,323	50,384
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	972
Denominator for diluted (loss) earnings per common share	55,323	51,356
Basic (loss) earnings per common share	$(0.07)	$1.47
Diluted (loss) earnings per common share	$(0.07)	$1.45

Convertible preferred stock and certain stock options are excluded from the computation of basic and diluted (loss) earnings per common share as their impact is anti-dilutive.

Stock Based Compensation

Effective January 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” on a prospective basis to all employee awards granted, modified or settled after the effective date. Because our awards vest over periods ranging from three to ten years, the cost related to stock-based employee compensation is less than would have been recognized had the fair value method been applied to all outstanding and unvested awards in each period. The following presents the pro forma effect of this on net income available to common stockholders.

	Three Months Ended March 31,
	2005	2004
		(Restated)
Net income as reported	$10.6	$86.3
Add stock based employee compensation included in reported net income	2.6	0.4
Deduct stock based employee compensation determined under fair value based method for all awards	(2.6)	(0.5)
Pro forma net income	$10.6	$86.2
Basic (loss) earnings per share:
As reported	$(0.07)	$1.47
Pro forma	$(0.07)	$1.47
Diluted (loss) earnings per share:
As reported	$(0.07)	$1.45
Pro forma	$(0.07)	$1.45

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

In December 2004, the Financial Accounting Standards Board issued FAS No. 123R, “Share-Based Payments”.  FAS 123R is similar in its approach to share-based payments as the approach described in FAS 123 except that FAS 123R requires all share-based payments to employees, including stock options, be recognized in the income statement based on their fair values. FAS 123R must be adopted no later than the first quarter beginning after December 15, 2005. We do not expect FAS 123R to have a significant impact our results of operations and expect to adopt its provisions effective January 1, 2006. Had we adopted FAS 123R in prior period periods its impact would have approximated that of FAS 123 as detailed above.

Total comprehensive income

The following summarizes changes in total comprehensive income:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Net income	$10.6	$86.3
Change in fair value of cash flow hedges	12.7	(3.9)
Foreign currency translation	0.2	—
	$23.5	$82.4

Other, net

Other, net is comprised of the following income (expense) items:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Interest income	$3.2	$2.6
Abandoned project costs	(0.5)	(0.6)
Gain on land sales – consolidated joint ventures	11.5	—
Gain on land sales – wholly owned	—	0.5
Other	1.0	0.6
	$15.2	$3.1

 Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the current period presentation.

3.  ACQUISITIONS

In March 2005, we acquired Southdale Center near Minneapolis, MN and Southridge Mall near Milwaukee, WI, for $451.6 million, excluding transaction costs. The centers are included in our consolidated results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect this transaction as if the acquisition had occurred at the beginning of the period. In our opinion, all significant adjustments necessary to reflect the effects of the acquisition have been made.

	Three Months Ended March 31,
	2005	2004
Operating revenues	$184.8	$110.4
Income from continuing operations	$10.6	$45.2
(Loss) earnings from continuing operations per common share — basic	$(0.07)	$0.69
(Loss) earnings from continuing operations per common share — diluted	$(0.07)	$0.68

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

As summarized below, a preliminary allocation of the purchase price, including transaction costs, has been made and will be finalized after various valuation studies are complete.

Income producing property	$452.2
Deferred costs and other intangibles, net	1.0
Net assets acquired	$453.2

4.  INVESTMENTS IN JOINT VENTURES

Joint ventures are commonly used in the real estate industry to fund development and/or expansion and to diversify risk in a particular property or area.  We held joint venture interests in 28 properties as of March 31, 2005 and 27 as of December 31, 2004, as well as interests in various predevelopment projects. Joint venture interests are accounted for under the equity method while the venture is unconsolidated. Consolidation occurs when we gain unilateral control of the entity through the acquisition of additional partnership interests or when the entity becomes a variable interest entity for which we are determined to be the primary beneficiary.

Equity in the income or loss of joint ventures is recorded on the equity method of accounting. We allocate income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period. Partner distributions are defined by the individual joint venture agreements. Generally, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with specified residual sharing percentages. Cash flow from capital events, including refinancing and asset sales, is generally allotted first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages.

Basis differences in our investments in joint ventures primarily result from the acquisition of partnership interests which are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development and leasing costs recovered by us through fees earned during project development and construction. Basis differences are amortized over 25 years.

Agreements

We are committed to providing additional equity to certain of our joint ventures under development pursuant to the relevant joint venture agreements and we guarantee certain joint venture partners’ preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property’s grand opening. We would be liable under the guarantees if the proceeds are insufficient to fund preference payments, the project’s construction is not completed or the construction loan is not refinanced at or before maturity. Most of our joint venture agreements with KanAm contain put-call provisions whereby we or KanAm can require the purchase or sale of ownership interests.

Acquisition

In January 2005, through a joint venture with Ivanhoe Cambridge, we acquired a 50% joint venture interest in St. Enoch Centre located in Glasgow, Scotland for $257.2 million, excluding transaction costs.  The transaction was financed with a mortgage on the property of $358.7 million, of which our share was $179.3 million, and cash.  The interest only loan bears interest at 5.53% and matures in April 2012.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

Consolidated joint ventures

Effective March 31, 2004, we adopted the provisions of FIN 46(R), “Consolidation of Variable Interest Entities,” or FIN 46, which requires a primary beneficiary to consolidate VIEs. Pursuant to the transition provisions of FIN 46, we consolidated the assets and liabilities of the VIEs on March 31, 2004, and the operating results beginning April 1, 2004. VIE operating results were accounted for under the equity method through March 31, 2004.  The impact of the adoption at March 31, 2004, was to consolidate 15 joint ventures with net assets totaling $985.3 million and to record a minority interest liability of $492.7 million representing the equity interests of our partners in these ventures. A cumulative effect adjustment to earnings of $42.1 million, net of minority interest of $9.3 million, was also recorded reflecting additional capitalized interest as if the entities had been consolidated during their respective construction periods. Had we adopted FIN 46 retroactively, income from continuing operations for the three months ended March 31, 2004, would have been $45.1 million ($0.68 per diluted share).  For the three months ended March 31, 2004 equity in the earnings of these ventures amounted to $8.2 million.

The equity interests in our consolidated joint ventures that are not owned by us are classified as minority interest in consolidated joint ventures in our consolidated financial statements.  Included in our net income is the attribution to us, as primary beneficiary, of the effects of the elimination of interest and fees. For the three months ended March 31, 2005, such amount included development fees of $2.5 million. Distributions paid to or contributions received from our consolidated joint ventures are reflected as minority interest, net in our consolidated statement of cash flows.

Our consolidated operating property joint ventures are primarily financed through third party mortgages collateralized by their respective operating property.  The creditors of such ventures do not have recourse to our general credit, except to the extent we have guaranteed the joint venture’s debt.  At March 31, 2005, our consolidated joint ventures had mortgages aggregating $1,693.9 million which are included in mortgages, notes and other loans payable in our consolidated balance sheet.  Of this amount, we guaranteed $368.1 million. The carrying value of the related collateral, at March 31, 2005, aggregated $2,242.6 million and is classified in the net real estate and development assets section of our consolidated balance sheet.

In February 2005, the Pittsburgh Mills joint venture secured a construction loan with a total commitment of $175.0 million.  The interest only loan matures in February 2008 and provides for two one-year extensions.  The loan bears interest at LIBOR plus 1.65% and is fully guaranteed by us.  The LIBOR margin and our guaranty are reduced as certain performance measures are achieved.

Unconsolidated joint ventures

As of March 31, 2005, preference returns to the joint venture partners were current and we had guaranteed repayment of $116.1 million of joint venture debt and joint venture letters of credit of $2.1 million. We would be required to guarantee an additional $1.0 million if the joint ventures borrow up to the total construction loan commitments. We are also contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District (“City”). The remaining aggregate amount of the special tax assessment is $10.4 million and will be collected through 2020 to fund debt service on bonds issued by the City.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

Condensed combined financial statements of our unconsolidated joint ventures follow:

CONDENSED COMBINED BALANCE SHEETS:	March 31, 2005	December 31, 2004
Assets:
Net income producing property	$2,905.1	$2,379.2
Construction in progress	148.2	138.9
Cash and cash equivalents	56.7	45.7
Restricted cash	9.5	6.7
Accounts and notes receivable, net	86.9	74.1
Deferred costs and other assets, net	68.4	122.5
Total assets	$3,274.8	$2,767.1
Liabilities and Partners’ Equity:
Debt	$2,523.3	$2,162.6
Other liabilities*	129.7	132.1
Partners’ capital	621.8	472.4
Total liabilities and partners’ equity	$3,274.8	$2,767.1

* Includes amounts due to Mills.

	Three Months Ended March 31,
CONDENSED COMBINED RESULTS OF OPERATIONS:	2005	2004
		(Restated)
Revenue:
Minimum rent	$62.9	$69.3
Other property revenue	39.2	43.1
Total operating revenues	102.1	112.4
Expenses:
Property operating expenses	34.6	38.8
Depreciation and amortization	25.5	34.3
Total operating expenses	60.1	73.1
Operating income	42.0	39.3
Other income (expense):
Interest expense	(31.1)	(33.3)
Other, net	0.5	5.0
Net income	$11.4	$11.0
Mills equity in earnings*	$5.4	$8.3

* Excludes $3.6 million and $2.6 million of amortization expense related to Mills’ investment balances in excess of the book value of the joint ventures for the three months ended March 31, 2005 and 2004, respectively.

Significant accounting policies used by our unconsolidated joint ventures are consistent with ours.

The results of unconsolidated joint venture operations for the three months ended March 31, 2005 include the results of St. Enoch Centre since the date we purchased our interest.  The results of unconsolidated joint venture operations for the three months ended March 31, 2004, include certain joint ventures that are now consolidated as a result of the adoption of FIN 46.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

5. MORTGAGES, NOTES AND LOANS PAYABLE

At March 31, 2005, we had $543.5 million (net of letters of credit totaling $16.5 million) available under our $1,000.0 million unsecured line of credit.

In March 2005, in connection with the acquisition of Southdale Center and Southridge Mall, we obtained two mortgage loans.  The $186.6 million Southdale loan is interest only through maturity, bears interest at 5.18%, and matures in April 2010.  The $124.0 million Southridge loan is interest only through maturity, bears interest at 5.23%, and matures in April 2012.

In March 2005, we refinanced the Sawgrass mezzanine mortgage loan with an initial advance of $40.0 million that paid off the existing loan. The new loan has a total commitment of $73.8 million. The interest rate on the initial advance of $40.0 million is LIBOR plus 3.50%, while any additional proceeds bear interest at LIBOR plus 2.00%.  The interest only loan matures in July 2006.

6. COMMITMENTS AND CONTINGENCIES

We are subject to the risks inherent in the ownership and operation of commercial real estate. These risks include, among others, those normally associated with changes in the general economic climate, trends in the retail industry, including the credit worthiness of retailers, competition for retailers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws.

Since March 2003, various legal actions have been taken in federal and state jurisdictions to stop work on the Meadowlands Xanadu project. Most challenge various approvals and permits we received from various New Jersey state governmental agencies allowing us to proceed with the development. In one case a tenant of the New Jersey Sports and Exposition Authority, or NJSEA, contends that the project is in violation of its existing lease. We believe that our proposal and the planned project fully comply with applicable laws, and intend to continue our vigorous defense of our rights under the executed redevelopment agreement and ground lease. We do not believe that the pending appeals or federal and state trial court litigations will have any material affect on our ability to develop the project.

In addition to the foregoing, we are subject to routine litigation and administrative proceedings arising in the ordinary course of business. We do not consider such routine matters to be material to us.

7.  NON-CASH INVESTING AND FINANCING INFORMATION

The assets and liabilities of joint venture properties consolidated upon the adoption of FIN 46 on March 31, 2004 were as follows:

Net income producing property	$2,011.1
Construction in progress	311.8
Cash	109.7
Restricted cash	22.5
Accounts, notes and other receivables, net	111.0
Deferred costs and other intangibles, net	135.6
Mortgages, notes and loans payable	(1,818.1)
Accounts payable and other liabilities	(114.6)
Net assets at date of consolidation	$769.0

During the three months ended March 31, 2004, Mills LP common units totaling 1.9 million were redeemed on a one-for-one basis for shares of TMC common stock. There were no redemptions during the three months ended March 31, 2005.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

8. DIVIDENDS DECLARED

We declared the following dividends during the three months ended March 31, 2005.

Per Share
Declared February 15, 2005; record date April 22, 2005; paid May 2, 2005:
Common stock	$0.6275
Series B preferred stock	$0.5625
Series C preferred stock	$0.5625
Series E preferred stock	$0.5469
Series F preferred stock	$16.875

With respect to the Series F preferred stock, we paid a penalty of $0.903 per share for non-compliance with the registration rights agreement.

9. RESTATEMENT

As more fully described in Notes 15 and 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our unaudited quarterly results for the first three quarters of 2004 were restated to correct our accounting treatment of various items to conform to GAAP and our adoption of FIN 46. Amounts presented for the three months ended March 31, 2004 have been restated accordingly.

Due to a clerical error in the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the earnings per share amounts presented in Note 15 for the quarters ended December 31, 2003 and September 30, 2003 were incorrect. The correct amounts are:

	Three Months Ended
	December 31, 2003	September 30, 2003
Income from continuing operations per share:
Basic	$0.62	$0.24
Diluted	$0.61	$0.24

Net earnings per share:
Basic	$0.62	$0.24
Diluted	$0.61	$0.24

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Income producing property	$5,070.0	$4,710.7
Less accumulated depreciation and amortization	(860.7)	(811.8)
Net income producing property	4,209.3	3,898.9
Construction in progress	894.0	732.9
Investment in unconsolidated joint ventures	844.3	748.4
Net real estate and development assets	5,947.6	5,380.2
Cash and cash equivalents	83.4	152.9
Restricted cash	109.3	77.0
Accounts receivable, net	218.0	246.5
Notes receivable	58.2	62.1
Deferred costs, net	159.8	157.1
Other assets	22.0	27.4
Total Assets	$6,598.3	$6,103.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages, notes and loans payable	$4,367.8	$3,826.6
Accounts payable and other liabilities	307.0	338.5
	4,674.8	4,165.1

Minority interests in consolidated joint ventures	602.1	587.9

Series B Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 4,300,000 units issued and outstanding	107.5	107.5
Series C Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 3,500,000 units issued and outstanding	87.5	87.5
Series D Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 400,000 units issued and outstanding	10.0	10.0
Series E Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 8,545,000 units issued and outstanding	213.6	213.6
Series F Convertible Cumulative Redeemable Preferred Units, liquidation value $1,000.00 per unit, 316,250 units issued and outstanding	316.3	316.3
General partner’s capital	5.8	6.3
Limited partners’ capital	570.2	611.4
Accumulated other comprehensive income (loss)	10.5	(2.4)
Total partners’ capital	1,321.4	1,350.2
Total Liabilities and Partners’ Capital	$6,598.3	$6,103.2

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, dollars in millions, except per share data)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Revenues:
Minimum rent	$110.6	$58.6
Percentage rent	0.5	0.5
Recoveries from tenants	51.9	29.9
Other property revenue	8.9	5.2
Management fees	3.2	4.0
Other fee income	1.8	0.6
Total operating revenues	176.9	98.8
Expenses:
Recoverable from tenants	51.1	27.3
Other operating expenses	6.1	3.7
General and administrative	11.1	7.4
Cost of fee income	5.2	2.1
Depreciation and amortization	52.1	24.7
Total operating expenses	125.6	65.2
Operating income	51.3	33.6
Other income (expense):
Interest expense	(45.2)	(21.4)
Equity in earnings of unconsolidated joint ventures	1.9	5.7
Minority interest in consolidated joint ventures	(2.0)	—
Foreign currency exchange losses	(11.1)	(5.0)
Other, net	15.2	3.1
Income before gain on sales of joint venture interest	10.1	16.0
Gain on sales of joint venture interest	—	35.9
Income from continuing operations	10.1	51.9
Cumulative effect of FIN 46 adoption	—	51.4
Net income	10.1	103.3
Preferred unit distributions	(14.9)	(9.2)
(Loss) income available to common unit holders	$(4.8)	$94.1

(Loss) earnings per common unit – basic:
Continuing operations	$(0.07)	$0.67
Cumulative effect of FIN 46 adoption	—	0.80
(Loss) earnings per common unit	$(0.07)	$1.47

(Loss) earnings per common unit – diluted:
Continuing operations	$(0.07)	$0.66
Cumulative effect of FIN 46 adoption	—	0.79
(Loss) earnings per common unit	$(0.07)	$1.45

Weighted average units outstanding (in thousands):
Basic	64,290	63,692
Diluted	64,290	64,664

Distributions paid per common unit	$0.595	$0.565

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in millions)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Net cash provided by operating activities	$60.6	$20.4

Cash Flows From Investing Activities:
Consolidation of joint ventures under FIN 46	—	109.7
Minority interest investment in consolidated joint ventures, net	5.6	—
Investment in real estate and development assets	(91.5)	(64.4)
Distributions from unconsolidated joint ventures	16.6	30.5
Proceeds from sale of joint venture interest	—	68.9
Proceeds from land sales	18.1	1.3
Acquisition of operating properties	(531.1)	(81.1)
Deferred costs and other intangibles, net	(1.6)	(0.6)
Net cash used in investing activities	(583.9)	64.3

Cash Flows From Financing Activities:
Proceeds from mortgages, notes and loans payable	560.3	230.2
Repayments of mortgages, notes and loans payable	(19.1)	(174.3)
Financing costs	(7.3)	(2.5)
Change in restricted cash	(32.3)	7.2
Proceeds from exercise of stock options	3.6	7.4
Common and preferred distributions paid	(51.4)	(43.0)
Net cash provided by financing activities	453.8	25.0

Net increase (decrease) in cash and cash equivalents	(69.5)	109.7
Cash and cash equivalents, beginning of period	152.9	15.8
Cash and cash equivalents, end of period	$83.4	$125.5

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$55.0	$19.4

Non-cash investing and financing activity provided in Note 7.

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

1.  ORGANIZATION

The Mills Limited Partnership, or Mills LP, is a Delaware limited partnership.   The partnership will continue until December 2093, unless sooner dissolved and terminated.  The partnership will be dissolved prior to the expiration of its term and its affairs wound up upon the occurrence of the earliest of the following: (a) an election to dissolve the partnership is made in writing by the general partner; (b) withdrawal of the general partner without the permitted transfer of its interest to a successor general partner (except in certain limited circumstances); (c) the sale or other disposition of all or substantially all of the partnership’s assets and properties; or (d) the entry of a decree of judicial dissolution of the partnership.

The Mills LP’s general partner is The Mills Corporation, or TMC, a fully integrated, self-managed real estate investment trust, or REIT, that provides development, redevelopment, leasing, financing, management and marketing services to its properties.  TMC conducts all of its business and owns all of its properties through Mills LP and its various subsidiaries. At March 31, 2005, TMC owned a 1% general partner interest and an 85.1% limited partnership interest in Mills LP.

Except as otherwise required by the context, together TMC and Mills LP are referred to as “Mills,” “we,” “us,” and “our.”

At March 31, 2005, we owned or had an interest in 41 retail and entertainment-oriented centers comprised of 17 super regional Mills Landmark Centers, 22 regional 21st Century Retail and Entertainment Centers and two International Retail and Entertainment Centers. Of these, five Mills Landmark Centers, nine 21st Century Retail and Entertainment Centers and one International Retail and Entertainment Center were wholly owned. We also owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and our audited financial statements and related footnotes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

Basis of Presentation

We consolidate the accounts of Mills LP and all subsidiaries that we control. We do not consider ourselves to be in control of an entity when major business decisions require the approval of at least one other partner. All significant intercompany transactions and balances have been eliminated in consolidation.

We also consolidate entities that are considered to be variable interest entities, or VIE, and for which we have been determined to be the primary beneficiary.  The effects of the elimination of interest and fees revenue and expense due to intercompany transactions between entities that are less than 100% owned are attributable to us as primary beneficiary.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

Earnings per unit

The following table sets forth the computation of basic and diluted (loss) earnings per common unit:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Numerator:
Net income	$10.1	$103.3
Less preferred distributions	(14.9)	(9.2)
Numerator for basic and diluted (loss) earnings per common unit	$(4.8)	$94.1
Denominator (in thousands of units):
Weighted average units	64,660	63,897
Unvested restricted stock awards	(370)	(205)
Denominator for basic (loss) earnings per common unit	64,290	63,692
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	972
Denominator for diluted (loss) earnings per common unit	64,290	64,664
Basic (loss) earnings per common unit	$(0.07)	$1.47
Diluted (loss) earnings per common unit	$(0.07)	$1.45

Convertible preferred units and certain stock options are excluded from the computation of basic and diluted (loss) earnings per common unit as their impact is anti-dilutive.

Stock Based Compensation

Effective January 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” on a prospective basis to all employee awards granted, modified or settled after the effective date. Because our awards vest over periods ranging from three to ten years, the cost related to stock-based employee compensation is less than would have been recognized had the fair value method been applied to all outstanding and unvested awards in each period. The following presents the pro forma effect of this on net income available to common unit holders.

	Three Months Ended March 31,
	2005	2004
		(Restated)
Net income as reported	$10.1	$103.3
Add stock based employee compensation included in reported net income	3.1	0.4
Deduct stock based employee compensation determined under fair value based method for all awards	(3.1)	(0.5)
Pro forma net income	$10.1	$103.2
Basic (loss) earnings per unit:
As reported	$(0.07)	$1.47
Pro forma	$(0.07)	$1.47
Diluted (loss) earnings per unit:
As reported	$(0.07)	$1.45
Pro forma	$(0.07)	$1.45

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123R, “Share-Based Payments”.  FAS 123R is similar in its approach to share-based payments as the approach described in FAS 123 except that FAS 123R requires all share-based payments to employees, including stock options, be recognized in the income statement based on their fair values. FAS 123R must be adopted no later than the first quarter beginning after December 15, 2005. We do not expect FAS 123R to have a significant impact our results of operations and expect to adopt its provisions effective January 1, 2006. Had we adopted FAS 123R in prior period periods its impact would have approximated that of FAS 123 as detailed above.

Total comprehensive income

The following summarizes changes in total comprehensive income:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Net income	$10.1	$103.3
Change in fair value of cash flow hedges	12.7	(3.9)
Foreign currency exchange translation	0.2	—
	$23.0	$99.4

Other, net

Other, net is comprised of the following income (expense) items:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Interest income	$3.2	$2.6
Abandoned project costs	(0.5)	(0.6)
Gain on land sales – consolidated joint ventures	11.5	—
Gain on land sales – wholly owned	—	0.5
Other	1.0	0.6
	$15.2	$3.1

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the current period presentation.

3.  ACQUISITIONS

In March 2005, we acquired Southdale Center near Minneapolis, MN and Southridge Mall near Milwaukee, WI, for $451.6 million, excluding transaction costs. The centers are included in our consolidated results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect this transaction as if the acquisition had occurred at the beginning of the period. In our opinion, all significant adjustments necessary to reflect the effects of the acquisition have been made.

	Three Months Ended March 31,
	2005	2004
Operating revenues	$184.8	$110.4
Income from continuing operations	$10.1	$53.2
(Loss) earnings from continuing operations per common unit — basic	$(0.07)	$0.69
(Loss) earnings from continuing operations per common unit — diluted	$(0.07)	$0.68

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

As summarized below, a preliminary allocation of the purchase price, including transaction costs, has been made and will be finalized after various valuation studies are complete.

Income producing property	$452.2
Deferred costs and other intangibles, net	1.0
Net assets acquired	$453.2

4.  INVESTMENTS IN JOINT VENTURES

Joint ventures are commonly used in the real estate industry to fund development and/or expansion and to diversify risk in a particular property or area.  We held joint venture interests in 28 properties as of March 31, 2005 and 27 as of December 31, 2004, as well as interests in various predevelopment projects. Joint venture interests are accounted for under the equity method while the venture is unconsolidated. Consolidation occurs when we gain unilateral control of the entity through the acquisition of additional partnership interests or when the entity becomes a variable interest entity for which we are determined to be the primary beneficiary.

Equity in the income or loss of joint ventures is recorded on the equity method of accounting. We allocate income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period. Partner distributions are defined by the individual joint venture agreements. Generally, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with specified residual sharing percentages. Cash flow from capital events, including refinancing and asset sales, is generally allotted first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages.

Basis differences in our investments in joint ventures primarily result from the acquisition of partnership interests which are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development and leasing costs recovered by us through fees earned during project development and construction. Basis differences are amortized over 25 years.

Agreements

We are committed to providing additional equity to certain of our joint ventures under development pursuant to the relevant joint venture agreements and we guarantee certain joint venture partners’ preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property’s grand opening. We would be liable under the guarantees if the proceeds are insufficient to fund preference payments, the project’s construction is not completed or the construction loan is not refinanced at or before maturity. Most of our joint venture agreements with KanAm contain put-call provisions whereby we or KanAm can require the purchase or sale of ownership interests.

Acquisition

In January 2005, through a joint venture with Ivanhoe Cambridge, we acquired a 50% joint venture interest in St. Enoch Centre located in Glasgow, Scotland for $257.2 million, excluding transaction costs.  The transaction was financed with a mortgage on the property of $358.7 million, of which our share was $179.3 million, and cash.  The interest only loan bears interest at 5.53% and matures in April 2012.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

Consolidated joint ventures

Effective March 31, 2004, we adopted the provisions of FIN 46(R), “Consolidation of Variable Interest Entities,” or FIN 46, which requires a primary beneficiary to consolidate VIEs. Pursuant to the transition provisions of FIN 46, we consolidated the assets and liabilities of the VIEs on March 31, 2004, and the operating results beginning April 1, 2004. VIE operating results were accounted for under the equity method through March 31, 2004.  The impact of the adoption at March 31, 2004, was to consolidate 15 joint ventures with net assets totaling $985.3 million and to record a minority interest liability of $492.7 million representing the equity interests of our partners in these ventures. A cumulative effect adjustment to earnings of $51.4 million, was also recorded reflecting additional capitalized interest as if the entities had been consolidated during their respective construction periods. Had we adopted FIN 46 retroactively, income from continuing operations for the three months ended March 31, 2004, would have been $53.0 million ($0.68 per diluted share).  For the three months ended March 31, 2004 equity in the earnings of these ventures amounted to $8.2 million.

The equity interests in our consolidated joint ventures that are not owned by us are classified as minority interest in consolidated joint ventures in our consolidated financial statements.  Included in our net income is the attribution to us, as primary beneficiary, of the effects of the elimination of interest and fees. For the three months ended March 31, 2005, such amount included development fees of $2.5 million. Distributions paid to or contributions received from our consolidated joint ventures are reflected as minority interest, net in our consolidated statement of cash flows.

Our consolidated operating property joint ventures are primarily financed through third party mortgages collateralized by their respective operating property.  The creditors of such ventures do not have recourse to our general credit, except to the extent we have guaranteed the joint ventures debt.  At March 31, 2005, our consolidated joint ventures had mortgages aggregating $1,693.9 million which are included in mortgages, notes and other loans payable in our consolidated balance sheet. Of this amount, we guaranteed $368.1 million.  The carrying value of the related collateral aggregated, at March 31, 2005, $2,242.6 million and is classified in the net real estate and development assets section of our consolidated balance sheet.

In February 2005, the Pittsburgh Mills joint venture secured a construction loan with a total commitment of $175.0 million.  The interest only loan matures in February 2008 and provides for two one-year extensions.  The loan bears interest at LIBOR plus 1.65% and is fully guaranteed by us.  The LIBOR margin and our guaranty are reduced as certain performance measures are achieved.

Unconsolidated joint ventures

As of March 31, 2005, preference returns to the joint venture partners were current and we had guaranteed repayment of $116.1 million of joint venture debt and joint venture letters of credit of $2.1 million. We would be required to guarantee an additional $1.0 million if the joint ventures borrow up to the total construction loan commitments. We are also contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District (“City”). The remaining aggregate amount of the special tax assessment is $10.4 million and will be collected through 2020 to fund debt service on bonds issued by the City.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

Condensed combined financial statements of our unconsolidated joint ventures follow:

CONDENSED COMBINED BALANCE SHEETS:	March 31, 2005	December 31, 2004
Assets:
Net income producing property	$2,905.1	$2,379.2
Construction in progress	148.2	138.9
Cash and cash equivalents	56.7	45.7
Restricted cash	9.5	6.7
Accounts and notes receivable, net	86.9	74.1
Deferred costs and other assets, net	68.4	122.5
Total assets	$3,274.8	$2,767.1
Liabilities and Partners’ Equity:
Debt	$2,523.3	$2,162.6
Other liabilities*	129.7	132.1
Partners’ capital	621.8	472.4
Total liabilities and partners’ equity	$3,274.8	$2,767.1

* Includes amounts due to Mills.

CONDENSED COMBINED RESULTS OF OPERATIONS:	Three Months Ended March 31,
	2005	2004
		(Restated)
Revenue:
Minimum rent	$62.9	$69.3
Other property revenue	39.2	43.1
Total operating revenues	102.1	112.4
Expenses:
Property operating expenses	34.6	38.8
Depreciation and amortization	25.5	34.3
Total operating expenses	60.1	73.1
Operating income	42.0	39.3
Other income (expense):
Interest expense	(31.1)	(33.3)
Other, net	0.5	5.0
Net income	$11.4	$11.0
Mills equity in earnings*	$5.4	$8.3

* Excludes $3.6 million and $2.6 million of amortization expense related to Mills’ investment balances in excess of the book value of the joint ventures for the three months ended March 31, 2005 and 2004, respectively.

Significant accounting policies used by our unconsolidated joint ventures are consistent with ours.

The results of unconsolidated joint venture operations for the three months ended March 31, 2005 include the results of St. Enoch Centre since the date we purchased our interest. The results of unconsolidated joint venture operations for the three months ended March 31, 2004, include certain joint ventures that are now consolidated as a result of the adoption of FIN 46.

5. MORTGAGES, NOTES AND LOANS PAYABLE

At March 31, 2005, we had $543.5 million (net of letters of credit totaling $16.5 million) available under our $1,000.0 million unsecured line of credit.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

In March 2005, in connection with the acquisition of Southdale Center and Southridge Mall, we obtained two mortgage loans.  The $186.6 million Southdale loan is interest only through maturity, bears interest at 5.18%, and matures in April 2010.  The $124.0 million Southridge loan is interest only through maturity, bears interest at 5.23%, and matures in April 2012.

In March 2005, we refinanced the Sawgrass mezzanine mortgage loan with an initial advance of $40.0 million that paid off the existing loan. The new loan has a total commitment of $73.8 million. The interest rate on the initial advance of $40.0 million is LIBOR plus 3.50%, while any additional proceeds bear interest at LIBOR plus 2.00%.  The interest only loan matures in July 2006.

6. COMMITMENTS AND CONTINGENCIES

We are subject to the risks inherent in the ownership and operation of commercial real estate. These risks include, among others, those normally associated with changes in the general economic climate, trends in the retail industry, including the credit worthiness of retailers, competition for retailers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws.

Since March 2003, various legal actions have been taken in federal and state jurisdictions to stop work on the Meadowlands Xanadu project. Most challenge various approvals and permits we received from various New Jersey state governmental agencies allowing us to proceed with the development. In one case a tenant of the New Jersey Sports and Exposition Authority, or NJSEA, contends that the project is in violation of its existing lease. We believe that our proposal and the planned project fully comply with applicable laws, and intend to continue our vigorous defense of our rights under the executed redevelopment agreement and ground lease. We do not believe that the pending appeals or federal and state trial court litigations will have any material affect on our ability to develop the project.

In addition to the foregoing, we are subject to routine litigation and administrative proceedings arising in the ordinary course of business. We do not consider such routine matters to be material to us.

7.  NON-CASH INVESTING AND FINANCING INFORMATION

The assets and liabilities of joint venture properties consolidated upon the adoption of FIN 46 on March 31, 2004 were as follows:

Net income producing property	$2,011.1
Construction in progress	311.8
Cash	109.7
Restricted cash	22.5
Accounts, notes and other receivables, net	111.0
Deferred costs and other intangibles, net	135.6
Mortgages, notes and loans payable	(1,818.1)
Accounts payable and other liabilities	(114.6)
Net assets at date of consolidation	$769.0

During the three months ended March 31, 2004, Mills LP common units totaling 1.9 million were redeemed on a one-for-one basis for shares of TMC common stock. There were no redemptions during the three months ended March 31, 2005.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

8. DISTRIBUTIONS DECLARED

We declared the following distributions during the three months ended March 31, 2005.

Per Unit
Declared February 15, 2005; record date April 22, 2005; paid May 2, 2005:
Common unit	$0.6275
Series B preferred unit	$0.5625
Series C preferred unit	$0.5625
Series E preferred unit	$0.5469
Series F preferred unit	$16.875

With respect to the Series F preferred units, we paid a penalty of $0.903 per unit for non-compliance with the registration rights agreement.

9. RESTATEMENT

As more fully described in Notes 15 and 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our unaudited quarterly results for the first three quarters of 2004 were restated to correct our accounting treatment of various items to conform to GAAP and our adoption of FIN 46. Amounts presented for the three months ended March 31, 2004 have been restated accordingly.

Due to a clerical error in the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the earnings per unit amounts presented in Note 15 for the quarters ended December 31, 2003 and September 30, 2003 were incorrect. The correct amounts are:

	Three Months Ended
	December 31, 2003	September 30, 2003
Income from continuing operations per unit:
Basic	$0.62	$0.24
Diluted	$0.61	$0.24

Net earnings per unit:
Basic	$0.62	$0.24
Diluted	$0.61	$0.24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the financial condition and results of operations of both The Mills Corporation, or TMC, and The Mills Limited Partnership, or Mills LP, of which TMC is the sole general partner and in which TMC owned a 1% general partner interest and a 85.1% limited partner interest as of March 31, 2005.  TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries. As the general partner of Mills LP, TMC has the exclusive power to manage the business of Mills LP, subject to certain limited exceptions.

Except as otherwise required by the context, together TMC and Mills LP are referred to as “Mills,” “we,” “us,” and “our.”

This discussion should be read in conjunction with TMC’s and Mills LP’s consolidated financial statements and related notes included elsewhere in this report. Forward-looking statements contained herein are based on current expectations and assumptions that are subject to risks and uncertainties. These forward-looking statements are based on current expectations and are not guarantees of future performance.  Such forward-looking statements include, among others, statements regarding development and construction costs, lease expirations and extension of loan maturity dates. Actual results could differ materially because of factors discussed in “Risk Factors” contained in TMC’s 2004 Annual Report on Form 10-K.

Critical Accounting Policies

Our 2004 Annual Report on Form 10-K contains a discussion of critical accounting policies that include consolidation, revenue recognition, REIT status, acquisition and impairment of real estate assets, equity method of accounting for unconsolidated joint ventures, foreign currency translation and cost capitalization.  For the three months ended March 31, 2005, there were no material changes to these policies.

Overview

We use a number of key measures to evaluate the performance of our individual operating properties. We also use these measures in reviewing the performance of our combined portfolio of comparable properties. Comparable properties for this purpose are defined as stabilized, wholly owned and/or joint venture operating properties that we have owned and/or that have been open for at least two years. Key measures for our comparable operating portfolio at March 31, 2005 were as follows:

•                  In-line tenant sales for the twelve months ended March 31, 2005 increased over the twelve months ended March 31, 2004 in all categories: gross sales per square foot rose 10.1% to $371; same space sales rose 4.5% to $540 and same center tenant sales per square foot rose 6.5% to $359.

•                  As compared to fiscal year 2004 averages, total average rent per square foot increased $1.00 to $23.78; average rent per square foot for in-line tenants rose $1.24 to $34.15; while average rent per square foot for anchor tenants remained relatively constant increasing $0.15 to $11.79.

•                  Re-leasing spreads for in-line spaces for the three months were 14.7% as compared to 19.1% for the fiscal year 2004.

•                  Comparable occupancy rose 1.5% to 94.8%; overall occupancy increased slightly to 92.0% from 91.9% as of March 31, 2004.

•                  Comparable NOI increased 3.4% to $115.1 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

•                  Operating income increased 52.7% to $51.3 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Results of Operations

The comparability of our operating results is significantly impacted by changes in our consolidated property portfolio. As discussed under Liquidity and Capital Resources, during the three months ended March 31, 2005, we acquired two properties and a 50% interest in another. Since March 31, 2004: we acquired all or a portion of 12 properties; we sold or conveyed a portion of three properties; and we have opened or re-opened two properties.  In addition, as a result of our adoption of FIN 46 on March 31, 2004, 15 previously unconsolidated joint ventures were consolidated effective April 1, 2004. Operating data for the three months ended March 31, 2005 for joint ventures consolidated under the provisions of FIN 46 was as follows (in millions):

Property revenue	$68.8
Property operating costs	(23.4)
Depreciation and amortization expense	(22.1)
Interest expense	(20.0)
Other income, net	13.3
Income from continuing operations	$16.6

These amounts account for substantially all of the changes between periods in each of the line items except income from continuing operations.  Changes to income from continuing operations are discussed below.

To obtain a meaningful comparison when evaluating our results of operations on a consolidated basis, we isolate the impact of properties opened, acquired and sold during either period.  In the following discussions, we focus on our comparable operations that we define as properties that we owned or had an interest in, were stabilized and were open during the periods being compared.

Comparison for the three months ended March 31, 2005 to the three months ended March 31, 2004

Mills LP income from continuing operations decreased to $10.1 million from $51.9 million in 2004 primarily due to the recognition in 2004 of a $35.9 million gain on the sale of an interest in Opry Mills. Income before the gain on sales of joint venture interests decreased $5.9 million primarily due to foreign currency exchange losses resulting from the strengthening of the U.S. dollar against the local currencies of the countries in which we operate.

TMC income from continuing operations decreased to $10.6 million from $44.2 million in 2004 reflecting the decrease in Mills LP net income, as described above, and the impact of TMC’s increased ownership of Mills LP as compared to that as of March 31, 2004.  TMC’s ownership in Mills LP increased to 86.1% as of March 31, 2005 from 82.0% at March 31, 2004.

Portfolio results of operations

As previously noted, the comparability of our operating results on a consolidated basis was significantly impacted by acquisitions, sales of joint venture interests and the adoption of FIN 46 on March 31, 2004.  To provide a more meaningful comparison, our discussion and analysis for this period focuses on comparable operating results and does not distinguish between wholly and partially owned properties. We define comparable operations as properties that we owned or had an interest in, were stabilized and were open during the periods being compared.  Noncomparable operations are comprised of development projects that are open but not yet stabilized, recently acquired properties and properties undergoing redevelopment.

We use net operating income, or NOI, in evaluating the performance of our properties. NOI is a non-GAAP measure that we believe provides us an opportunity to better assess the results of our operating properties before considering individual capital structures and depreciation based on historical costs. For our purposes, NOI is comprised of property revenue (minimum rent, percentage rent, recovery income and other property revenue) less recoverable expenses and other property operating expense. Depreciations and amortization expense, interest expense and management and other fee expense are excluded from property NOI. Our NOI measures may not be comparable to other similarly titled measures of other companies. Operating income, a component of net income, is considered by management to be the most comparable GAAP measure relative to NOI.

The following, in millions, summarizes our portfolio operating results for the three months ended March 31, 2005 and 2004 on a combined basis and reconciles the components of NOI to our consolidated statements of income. A reconciliation from NOI to operating income is also provided.

	Comparable	Non- comparable	Total	Unconsolidated Joint Ventures	Eliminations	Consolidated
2005:
Minimum rent	$107.4	$67.2	$174.6	$(62.9)	$(1.1)	$110.6
Other revenue	59.8	40.7	100.5	(39.2)	—	61.3
Property revenue	167.2	107.9	275.1	(102.1)	(1.1)	171.9
Property operating costs	52.1	35.8	87.9	(30.6)	(0.1)	57.2
Net operating income	$115.1	$72.1	$187.2	$(71.5)	$(1.0)	$114.7
Mills proportionate share	$87.8	$38.4	$126.2	$(35.8)		$90.4

Net operating income (above)			$187.2	$(71.5)	$(1.0)	$114.7
Depreciation			(77.6)	25.5	—	(52.1)
Cost of fees			(5.2)	—	—	(5.2)
General and administrative			(11.1)	—	—	(11.1)
Fee income			5.0	—	—	5.0
Retail elimination			(1.1)	—	—	(1.1)
Fee elimination			(3.9)	4.0	1.0	1.1
Operating income			$93.3	$(42.0)	$—	$51.3

	Comparable	Non- comparable	Total	Unconsolidated Joint Ventures	Eliminations	Consolidated
2004 (Restated):
Minimum rent	$101.6	$26.3	$127.9	$(69.3)	$—	$58.6
Other revenue	62.7	16.0	78.7	(43.1)	—	35.6
Property revenue	164.3	42.3	206.6	(112.4)	—	94.2
Property operating costs	53.0	12.4	65.4	(34.3)	(0.1)	31.0
Net operating income	$111.3	$29.9	$141.2	$(78.1)	$0.1	$63.2
Mills proportionate share	$84.0	$24.4	$108.3	$(45.1)	$—	$63.2

Net operating income (above)			$141.2	$(78.1)	$0.1	$63.2
Depreciation			(59.0)	34.3	—	(24.7)
Cost of fees			(2.1)	—	—	(2.1)
General and administrative			(7.4)	—	—	(7.4)
Fee income			4.6	—	—	4.6
Fee elimination			(4.4)	4.5	(0.1)	—
Operating income			$72.9	$(39.3)	$—	$33.6

Comparable NOI rose $3.8 million or 3.4% in 2005 compared to 2004, primarily due to a $5.8 million increase in minimum rent resulting from increased occupancy and higher rents offset in part by a $2.9 million decrease in other property revenue due primarily to higher lease termination fees income which were $2.2 million higher in 2004 than 2005.

Noncomparable NOI grew by $42.2 million from 2004 to 2005 primarily due to a $44.5 million increase from properties recently added to our portfolio.  This increase was slightly offset by properties undergoing redevelopment.

Corporate and other:

The following compares the components of our corporate operations (in millions):

	2005	2004	Change
		(Restated)
Management and other fee income	$5.0	$4.6	8.7%
Cost of fee income	$5.2	$2.1	147.6%
General and administrative expenses	$11.1	$7.4	50.0%
Depreciation and amortization	$52.1	$24.7	110.9%

Management and other fee income increased $0.4 million.  The increase is primarily due to higher development fee income and additional management fee income as a result of newly acquired and opened properties.  This increase was partially offset by the elimination of fee income from joint ventures consolidated under the provisions of FIN 46.  Our share of fees earned from consolidated joint ventures is reflected in minority interest in consolidated joint ventures.

Cost of fee income increased $3.1 million.  The increased costs are primarily associated with higher development fee income earned at Del Amo Fashion Center, Meadowlands Xanadu and Pittsburgh Mills.  In 2005, the associated revenues are classified both in management and other fee income and the attribution to Mills of the elimination of fees included in minority interest.  Cost of fees represented approximately the same percentage of gross fee revenues in both periods.

General and administrative expenses increased $3.7 million in 2005 which reflects the incremental costs and ongoing efforts to recruit, retain and reward the human resources necessary to manage a larger and more complex and geographically diverse portfolio.  Additionally, 2005 reflects approximately $0.5 million of costs related to the 2004 restatement of our financial statements.

Depreciation and amortization expense increased $27.4 million on a consolidated basis.  Of this, $22.1 million in 2005 is attributable to the joint ventures consolidated upon the adoption of FIN 46.  The remaining increase is due primarily to our purchase, in August 2004, of the remaining interests in Madrid Xanadu and Madrid Snowdome.

Other income (expense):

The following (in millions) compares components of other income (expense):

	2005	2004	Change
		(Restated)
Interest expense	$(45.2)	$(21.4)	111.2%
Minority interest in consolidated joint ventures	$(2.0)	$—
Foreign currency exchange losses	$(11.1)	$(5.0)	122.0%
Other, net	$15.2	$3.1	390.3%

Interest Expense increased $23.8 million.  Of this, $2.4 million is attributable to non-comparable properties and $21.3 million is attributable to the joint ventures consolidated upon the adoption of FIN 46 partially offset by $5.9 million of additional capitalized interest relating to these joint ventures.  The remaining increase was due principally to higher rates and higher average balances on our line of credit.

Minority interest in consolidated joint ventures is the result of the consolidation of joint ventures pursuant to the provisions of FIN 46.  It includes our partners’ share in the results of these operations of $8.6 million offset by $6.6 million resulting from the attribution to us of the elimination of intercompany interest and fees against the results of these operations.  The results of these joint venture operations are included in our consolidated results from April 1, 2004.

Foreign currency exchange losses result principally from re-measuring our non-U.S. investment and advance balances which are denominated in local currencies into the U.S. dollar for reporting purposes.  Foreign currency exchange losses were incurred in both periods as the U.S. dollar strengthened relative to the local currencies of the countries in which we operate.

Other, net increased $12.1 million.  Gains on sales of land of $11.5 million in 2005 accounted for $11.0 million of the increase.

Funds From Operations (“FFO”)

FFO is a recognized metric by the real estate industry, in particular, REITs. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of such assets diminishes predictably over time. The National Association of Real Estate Investment Trusts (“NAREIT”) stated in its April 2002 White Paper on Funds from Operations, “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” As a result, the concept of FFO was created by NAREIT. As defined by NAREIT, FFO is “net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.”

For management analysis purposes, we adjust the NAREIT defined FFO to exclude the effects of foreign currency exchange rate fluctuations that are reflected in net income and arise primarily through the re-measurement process of translating foreign investment and advance accounts for inclusion in our U.S. dollar financial statements. Although we believe this adjustment presents FFO on a more comparable basis to FFO presented by other REITs, it is important to realize that our FFO computation may be significantly different from that used by other REITs and, accordingly, may, in fact, not be comparable.

TMC conducts all of its operations through Mills LP.  In addition, if initiated by a holder of Mills LP units, the minority interest in Mills LP is exchangeable in specified circumstances for either, in TMC’s sole discretion, cash or shares of its common stock on a one-for-one basis.  Accordingly, we present FFO data for both TMC and Mills LP.  Management uses FFO to measure operating performance of our business and as one of several criteria to determine performance based bonuses. We offer this measure to assist the users of our financial statements in analyzing our performance; however, this is not a measure of financial performance under GAAP and should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

The following reconciles income from continuing operations, which is considered to be the most comparable GAAP measure, to FFO. We urge the users of our financial statements, including investors and potential investors in our securities, to carefully review the following reconciliation (in millions).

	Three Months Ended March 31,
	2005	2004
		(Restated)
TMC income from continuing operations	$10.6	$44.2
Add (deduct):
Depreciation and amortization	54.0	25.7
Equity in depreciation and amortization from unconsolidated joint ventures	12.9	19.5
Partners’ share of depreciation and amortization from consolidated joint ventures	(12.7)	—
Sales of joint venture interests	—	(35.9)
Foreign currency exchange losses	11.1	5.0
Equity in foreign currency exchange gains from unconsolidated joint ventures	—	—
Mills LP common unit holders’ share of above adjustments	4.5	(2.1)
TMC FFO	80.4	56.4
Minority interest reflected as common equity in Mills LP	(5.0)	9.8
Mills LP FFO	75.4	66.2
Less preferred unit distributions	(14.9)	(9.2)
FFO available to Mills LP common unit holders	$60.5	$57.0

Liquidity and Capital Resources

Our consolidated cash flow for the three months ended March 31 was as follows (in millions):

	2005	2004
		(Restated)
Net cash flows provided (used) by:
Operating activities	$60.6	$20.4
Investing activities	(583.9)	64.3
Financing activities	453.8	25.0
Net increase (decrease) in cash and cash equivalents	(69.5)	109.7
Cash and cash equivalents at beginning of the period	152.9	15.8
Cash and cash equivalents at the end of the period	$83.4	$125.5

Our cash flows for the three months ended March 31, 2005 and 2004 are not directly comparable due to our adoption of FIN 46, which resulted in the consolidation of the cash balances from 15 previously unconsolidated joint ventures as of March 31, 2004.  Included in cash flows provided by investing activities for 2004 is $109.7 million attributable to these joint ventures. Distributions from our joint ventures are not subject to any significant restrictions but are governed by the underlying joint venture documents which specify how cash is distributed to each partner.

At March 31, 2005, our balance of cash and cash equivalents was $83.4 million. This amount includes $51.9 million of consolidated joint venture cash balances. Cash and cash equivalents exclude restricted cash of $109.3 million which is used to pay operating and capital expenditures of operating properties that serve as collateral for secured loans.  In addition, at March 31, 2005, our unconsolidated joint ventures had combined cash and cash equivalents totaling $56.7 million, excluding restricted cash balances of $9.5 million.

Our primary sources of short-term liquidity are tenant leases that generate positive net cash flow from operations and cash distributions from our joint ventures.  Historically, the net cash provided by operating activities and distributions from joint ventures have been sufficient to fund annual debt service payments, recurring capital expenditures and distributions to stock and unit holders. We anticipate such funds will continue to be available to fund these payments.

We also have a $1.0 billion unsecured line of credit, of which $543.5 million was available at March 31, 2005. Our ability to draw on this line of credit is subject to the maintenance of the financial ratios specified in the underlying agreement.  While we believe we will be able to maintain a capital structure that will enable us to have access to the line of credit, it is possible that certain of the financial ratios could constrain our ability to access the entire committed amount.

Financing Activities

We use various financing vehicles to fund capital investments including construction loans, debt refinancing and common and/or preferred equity issuances. Proceeds from the sale or conveyance of partnership interests are also available to supplement this funding. Over the last three months, we and our joint ventures have completed several such transactions, as described below.

On February 16, 2005, we entered into a waiver agreement with respect to our credit facility.  The waiver agreement waived any potential event of default or event of default due to the restatement of our financial statements.  With the filing of our 2004 Annual Report on Form 10-K on March 31, 2005, we satisfied all conditions contained in the waiver agreement related to our credit facility.  Consequently, the credit facility continues to remain available and in full force and effect.

In January 2005, through a joint venture with Ivanhoe Cambridge, we acquired a 50% joint venture interest in St. Enoch Centre located in Glasgow, Scotland for $257.2 million, excluding transaction costs.  The transaction was financed with a mortgage on the property of which our share was $179.3 million, and cash.  The interest-only loan bears interest at 5.53% and matures in April 2012.

In February 2005, the Pittsburgh Mills joint venture secured a construction loan with a total commitment of $175.0 million.  The interest only loan matures in February 2008 and provides for two one-year extensions.  The loan bears interest at LIBOR plus 1.65% and is fully guaranteed by us.  The LIBOR margin and our guaranty are reduced as certain performance measures are achieved.

In March 2005, in connection with the $451.6 million acquisition of Southdale Center near Minneapolis, MN and Southridge Mall near Milwaukee, WI, we secured two mortgage loans.  The $186.6 million Southdale loan is interest-only through maturity, bears interest at 5.18%, and matures in April 2010.  The $124.0 million Southridge loan is interest-only through maturity, bears interest at 5.23% and matures in April 2012.

In March 2005, we refinanced the Sawgrass mezzanine mortgage loan with an initial advance of $40.0 million that paid off the prior loan. The new loan has a total commitment of $73.8 million. The interest rate on the initial advance of $40.0 million is LIBOR plus 3.50%, while any additional proceeds bear interest at LIBOR plus 2.00%.  This interest-only loan matures in July 2006.

Investing Activities

In January 2005, together with Ivanhoe Cambridge, we purchased St. Enoch Centre in Glasgow, Scotland for $514.4 million, excluding transaction costs. Each of us owns an undivided 50% interest in the property.

In March 2005, we acquired Southdale Center near Minneapolis, MN and Southridge Mall near Milwaukee, WI for $451.6 million, excluding transaction costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk since the filing of our 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on behalf of both TMC and Mills LP, of the effectiveness of our respective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As reported more fully in our 2004 annual report on Form 10-K, we restated certain of our previously issued financial statements to reflect the correction of errors arising from our historical use of certain accounting policies, including calculation of equity in earnings, capitalization of interest and other costs, sales of joint venture interests, promotion funds, and the income statement presentation of fees and associated costs.  During the fiscal quarter ended March 31, 2005, we implemented additional review procedures over the selection, application and monitoring of appropriate accounting policies, we hired additional accounting staff, and identified expert accounting consultants for input on financial reporting matters.  Following these changes, management has concluded that our internal control over financial reporting was effective, as of March 31, 2005.  Other than these changes, there have been no changes in our respective internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our respective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In March 2003, Hartz Mountain Industries, Inc., or Hartz, filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority, or NJSEA, from entering into a contract with us and Mack-Cali for the redevelopment of the Continental Arena site. In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies. In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc., or Westfield. On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests. Hartz, Westfield and four taxpayers (“the Braha appellants”) thereafter filed appeals from the NJSEA’s final decision. In January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the formal redevelopment agreement with the Mills LP. By decision dated May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. Several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Mills LP from the NJSEA, the New Jersey Meadowlands Commission and the New Jersey Department of Environmental Protection remain pending before the Appellate Division. The Appellate Division, in a decision rendered on November 24, 2004, completed its review of Hartz’s Open Public Records Act appeal and the remand proceeding it earlier ordered and upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. The NJSEA held further hearings on December 15 and 16, 2004, at Hartz’s request to review certain additional facts in support of its bid protest. On March 4, 2005, the Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Hearing Officer’s Supplemental Report and Recommendation on March 30, 2005.  On March 30, 2005, the Sierra Club, the New Jersey Public Interest Group Citizen Lobby, Inc. and the New Jersey Environmental Federation filed a lawsuit in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers in connection with the project and seeking a preliminary injunction to stop certain fill activities on the project site. The preliminary hearing is presently scheduled for June 22, 2005. On April 4, 2005, Hartz filed an application with the Appellate Division of the Superior Court of New Jersey seeking to stop work activity on the project.  The court has not adjudged the application.  On April 5, 2005, the New York Football Giants filed an emergent application with the Superior Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the project as being in violation of its existing lease with the NJSEA.  Oral argument on the application was scheduled for May 6, 2005 but has been continued to June 10, 2005.  The court is expected to decide whether to grant the emergent relief sought shortly thereafter.  On April 27, 2005, the Braha appellants filed another appeal with the Appellate Division challenging the NJSEA decision to allow construction on the project to begin and seeking to stop work activity.  The Appellate Division has not made any determination on this application. We believe that Mills LP’s proposal and the planned project fully comply with applicable laws, and intend to continue our vigorous defense of our rights under the executed Redevelopment Agreement and Ground Lease. We do not believe that the pending appeals or federal and state trial court litigations will have any material affect on our ability to develop the project.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Each partnership unit of Mills LP, other than those owned by TMC, is exchangeable in accordance with Mills LP partnership agreement for, in TMC’s sole discretion, the cash equivalent of a share of TMC’s common stock or for a share of TMC’s common stock.  TMC does not currently have in effect a plan to repurchase its common shares in the open market.  The shares reflected in the following table, reflect shares surrendered to TMC to pay withholding taxes due upon the vesting of restricted securities.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that may yet be Purchased Under the Plans or Programs
January 1 – January 31, 2005	29,562	$63.485	N/A	N/A
February 1 – February 28, 2005	—	—	N/A	N/A
March 1 – March 31, 2005	2,898	52.985	N/A	N/A
Total	32,460		N/A	N/A

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibit Index attached hereto is incorporated by reference to these items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

THE MILLS CORPORATION
Dated: May 6, 2005
	By:	/s/ Mary Jane Morrow
Mary Jane Morrow
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial Officer)

THE MILLS LIMITED PARTNERSHIP
Dated: May 6, 2005
	By:	The Mills Corporation, its general partner

/s/ Mary Jane Morrow
Mary Jane Morrow
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial Officer)

(3)                                 Exhibits

Exhibit Number	Description
2.1

Merger Agreement, dated as of January 26, 2005, by and among The Mills Limited Partnership, Concordia Properties, LLC, BRE/Southridge Mall (REIT), Inc., Concordia Properties III, LLC, Concordia Properties II, LLC, Southridge Mall II, LLC and BRE/Orange-Greendale LLC.

2.2

First Amendment to Merger Agreement, dated as of March 7, 2005, by and among The Mills Limited Partnership, Southdale Limited Partnership, Southridge Limited Partnership, Concordia Properties, LLC, BRE/Southridge Mall (REIT), Inc., Concordia Properties III, LLC, Concordia Properties II, LLC, Southridge Mall II, LLC and BRE/Orange-Greendale LLC.

10.1#	Amended and Restated Restricted Stock Unit Agreement, dated as of January 14, 2005, by and between The Mills Corporation and Mark D. Ettenger.
10.2

Waiver to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 16, 2005, by and among The Mills Limited Partnership, JPMorgan Chase Bank, N.A., as lenders and administrative agent, and other lenders named therein.

10.3	Reaffirmation of Guaranty with respect to the Second Amended and Restated Guaranty, dated as of February 16, 2005, executed by The Mills Corporation.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for The Mills Corporation.
31.1	Section 302 Certification by the Chief Executive Officer of The Mills Corporation.
31.2	Section 302 Certification by the Chief Financial Officer of The Mills Corporation.
31.3	Section 302 Certification by the Chief Executive Officer of The Mills Corporation, in its capacity as general partner of The Mills Limited Partnership.
31.4	Section 302 Certification by the Chief Financial Officer of The Mills Corporation, in its capacity as general partner of The Mills Limited Partnership.
32.1	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer of The Mills Corporation.
32.2	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer of The Mills Corporation, in its capacity as general partner of The Mills Limited Partnership.

# Represents a management contract or compensation plan, contract or arrangement.